Form 10-Q
period 2007-03-31
TomoTherapy Inc
filed 2007-06-15
CIK 1317872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33452
TomoTherapy Incorporated

Wisconsin (State of other jurisdiction of incorporation or organization)	39-1914727 (I.R.S. Employer Identification No.)
1240 Deming Way
Madison, Wisconsin 53717
(608) 824-2800
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,020,151 shares of common stock, par value $.01 per share, outstanding as of May 31, 2007

TomoTherapy Incorporated
Form 10- Q for the Quarter Ended March 31, 2007
Index

PART I   FINANCIAL INFORMATION
Item 1. Financial Statements
TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$2,644	$20,137
Accounts receivable	39,414	19,050
Inventories	51,925	40,026
Deferred tax assets	3,968	5,982
Prepaid expenses and other current assets	1,912	1,014

Total current assets	99,863	86,209
Property and equipment, net	16,542	15,469
Test systems, net	4,809	5,349
Intangible assets, net	464	472
Deferred tax assets	2,037	1,815

Total assets	$123,715	$109,314

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Accounts payable	$17,911	$13,960
Customer deposits	19,619	23,103
Deferred revenue	28,775	20,204
Accrued expenses	10,539	12,667
Accrued warranties	6,011	5,307
Convertible preferred stock warrant liability	127	3,522

Total current liabilities	82,982	78,763
Other non-current liabilities	2,096	2,005

Total liabilities	85,078	80,768

COMMITMENTS AND CONTINGENCIES (Note D) TEMPORARY EQUITY
Redeemable convertible preferred stock, $1 par value, 25,686,898 shares authorized; 25,676,856 and 25,221,239 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively; liquidation amount: $53,277 and $52,587 at March 31, 2007 and December 31, 2006	351,587	212,663

SHAREHOLDERS’ DEFICIT
Common stock, $.01 par value, 47,689,147 shares authorized at March 31, 2007 and December 31, 2006; 11,181,467 and 9,264,291 shares issued and outstanding at March 31, 2007 and December 31, 2006	112	93
Additional paid-in capital	4,121	1,771
Treasury stock, 1,632 shares at cost	—	—
Accumulated other comprehensive loss	(36)	—
Accumulated deficit	(317,147)	(185,981)

Total shareholders’ deficit	(312,950)	(184,117)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$123,715	$109,314

The accompanying notes are an integral part of these consolidated statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Revenue	$51,163	$27,462
Cost of revenue	29,352	19,320

Gross profit	21,811	8,142

Operating expenses:
Research and development	7,155	3,457
Selling, general and administrative	8,625	3,984

Total operating expenses	15,780	7,441

Income from operations	6,031	701
Other income (expense), net	101	(95)

Income before income tax and cumulative effect of change in accounting principle	6,132	606
Income tax expense	2,246	—

Income before cumulative effect of change in accounting principle	3,886	606
Cumulative effect of change in accounting principle	—	(2,140)

Net income (loss)	3,886	(1,534)
Accretion of redeemable convertible preferred stock	(134,948)	(9,060)

Net loss attributable to common shareholders	$(131,062)	$(10,594)

Net loss per share attributable to common shareholders
Basic and diluted	$(12.13)	$(1.22)

Weighted average common shares outstanding used in computing net loss per share attributable to common shareholders:
Basic and diluted	10,804	8,657

The accompanying notes are an integral part of these consolidated statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income (loss)	$3,886	$(1,534)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,471	568
Noncash charge for stock compensation	810	4
Change in carrying value of convertible preferred stock warrants	58	2,133
Loss on disposal of property and equipment	4	12
Deferred income tax provision	1,792	—
Deferred rent	107	33
Changes in operating assets and liabilities:
Accounts receivable	(20,364)	(10,207)
Inventories	(11,899)	(2,417)
Prepaid expenses and other current assets	(898)	(71)
Accounts payable	3,951	1,899
Customer deposits	(3,484)	(7,627)
Deferred revenue	8,571	17,329
Accrued expenses	(2,136)	(634)
Accrued warranties	704	412

Net cash used in operating activities	(17,427)	(100)
Cash flows from investing activities:
Purchase of property and equipment	(1,929)	(1,396)
Cost of test systems	(66)	—
Payments for intangible assets	(5)	(39)

Net cash used in investing activities	(2,000)	(1,435)
Cash flows from financing activities:
Proceeds from notes payable	—	400
Payments on notes payable	(8)	—
Proceeds from the issuance of preferred stock, net of issuance costs	—	8
Proceeds from exercise of warrants	523	—
Proceeds from exercise of stock options	1,455	36

Net cash provided by financing activities	1,970	444
Effect of exchange rate changes on cash	(36)	—

Decrease in cash and cash equivalents	(17,493)	(1,091)
Cash and cash equivalents at beginning of period	20,137	30,396

Cash and cash equivalents at end of period	$2,644	$29,305

The accompanying notes are an integral part of these consolidated statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(unaudited)
NOTE A — BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of TomoTherapy Incorporated have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for the year ended December 31, 2007.
     The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Registration Statement on Form S-1 dated May 8, 2007.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNT POLICIES
     TomoTherapy Incorporated, a Wisconsin corporation, (the “Company”) developed, markets and sells the TomoTherapy Hi Art system (the “System”), a radiation therapy system for the treatment of a wide variety of cancers. The Company markets the System to hospitals and cancer treatment centers.
Initial Public Offering
     In May 2007, the Company completed its initial public offering (IPO) of common stock in which a total of 11,743,420 shares were sold, including 1,140,460 shares sold by selling stockholders at an issuance price of $19.00 per share. The Company raised a total of $201.5 million in gross proceeds from the IPO, or approximately $185.6 million in net proceeds after deducting underwriting discounts and commissions of $14.1 million and estimated other offering costs of approximately $1.8 million. Upon the closing of the IPO, all shares of redeemable convertible preferred stock outstanding automatically converted into 25,676,856 shares of common stock and the remaining 10,039 warrants outstanding converted into options to purchase common stock.
     A summary of the Company’s significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(unaudited)
Principles of Consolidation
     The consolidated financial statements include those of TomoTherapy Incorporated and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents primarily consist of time deposits with banks. The balance in the Company’s foreign cash accounts was $129,000 and $114,000 at March 31, 2007 and December 31, 2006, respectively.
     Interest income was $132,000 and $350,000 for the three months ended March 31, 2007 and 2006, respectively.
Fair Value of Financial Instruments
     The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of these assets and liabilities approximate their respective fair values as of March 31, 2007 and December 31, 2006.
Foreign Currency
     The Company’s international subsidiaries use their local currency as their functional currencies. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to accumulated comprehensive income within the statement of stockholders’ equity (deficiency). Foreign currency transaction gains and losses are included as a component of other income and expense. Foreign currency gains or losses were a gain of $65,000 and a loss of $343,000 for the three months ended March 31, 2007 and 2006, respectively.
Inventories
     Components of inventory include raw materials, work-in-process and finished goods. Finished goods include in-transit systems that have been shipped to the Company’s customers, but are not yet installed and accepted by the customer. All inventories are stated at the lower of cost or market, cost determined by the first-in first-out (“FIFO”) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding twelve months, expected demand, technological obsolescence and other information. The Company records as a charge to cost of revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2007 and December 31, 2006, the Company had an inventory reserve of $7.3 million and $5.3 million, respectively. Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in the cost of revenue line item within the statements of operations.
     Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Raw materials	$35,710	$30,091
Work-in-process	8,529	4,762
Finished goods	7,686	5,173

	$51,925	$40,026

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(unaudited)
Property and Equipment
     Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Furniture and equipment	$5,847	$5,166
Computer equipment	4,424	3,706
Computer software	4,628	1,522
Leasehold improvements	7,316	6,744
In process	50	3,202

	22,265	20,340
Less: Accumulated depreciation and amortization	(5,723)	(4,871)

Property and equipment, net	$16,542	$15,469

     Property and equipment are recorded at cost and are depreciated using the straight-line method over the following estimated useful lives:

Furniture and equipment	5 to 10 years
Computer equipment and software	3 to 7 years
Leasehold improvements	Lesser of useful life or the remaining lease term
     Depreciation expense associated with property and equipment was $852,000 and $351,000 for the three months ended March 31, 2007 and 2006, respectively.
Test Systems
     Test systems include material, labor and overhead costs on the Hi Art systems used for internal testing and training purposes. These costs are amortized, on a straight-line basis over a three-year period.
     Test systems consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Test systems at cost	$7,276	$7,210
Less: Accumulated amortization	(2,467)	(1,861)

Test systems, net	$4,809	$5,349

     Amortization expense associated with test systems was $606,000 and $212,000 for the three months ended March 31, 2007 and 2006, respectively.
Warranty Cost
     The Company’s sales terms include a warranty that generally covers the first year of system operation and is based on terms that are generally accepted in the marketplace. The Company records a current liability for the expected cost of warranty-related claims at the time of sale. The following table presents changes in the Company’s product warranty liability (in thousands):

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(unaudited)

	March 31,	March 31,
	2007	2006
Balance, beginning of the period	$5,307	$2,923
Charged to cost of revenue	2,625	1,750
Adjustments related to change in estimate	175	—
Actual product warranty expenditures	(2,096)	(1,163)

Balance, end of period	$6,011	$3,510

Stock Split
     All prior period common and preferred stock amounts have been retroactively adjusted to reflect a 1.36-for-one stock split in the form of a stock dividend effective on May 8, 2007.
Revenue Recognition
     Revenue is recognized from system product sales, including sales to distributors, and related services when earned in accordance with Staff Accounting Bulletin, or SAB No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when the following four criteria are met:
•	Persuasive evidence of an arrangement exists. The Company requires evidence of a purchase order with a customer specifying the terms and conditions of the product or services to be delivered, typically in the form of a signed quotation or purchase order from the customer.

•	Title and risk of loss have been transferred to the customer. During the installation phase, each System is fully tested to confirm that it functions within operating specifications. Upon completion of the test procedures, the customer signs the acceptance test procedures document, or ATP, acknowledging acceptance of the system. Revenue for the sale of systems is recognized upon receipt of the signed ATP.

•	The sales price is fixed or determinable. All contract terms are fixed in the signed quotation or purchase order received from the customer. The contracts do not contain rights of cancellation, return, exchanges or refunds.

•	Collection is reasonably assured. Due to the fact that the Company’s sales are to hospitals and cancer treatment centers with significant resources, the Company considers accounts receivable to be fully collectible. In addition, the Company’s contracts generally require staged payments as follows: 10% to 30% down payment, 60% to 70% due upon shipment and 10% to 20% due upon final acceptance by the customer.
     Revenue by major type consisted of the following (in thousands):

	Three Months Ended March 31,
	2007	2006
Product sales	$48,466	$26,239
Service and other revenue	2,697	1,223

Total revenue	$51,163	$27,462

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(unaudited)
Stock-Based Compensation
     Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period) of the grant. Upon adoption, the Company transitioned to SFAS No. 123(R) using the prospective transition method, under which only new awards (or awards modified, repurchased, or cancelled after the effective date) are accounted for under the provisions of SFAS No. 123(R) and expense is only recognized in the consolidated statements of operations beginning with the first period that SFAS No. 123(R) is effective and continuing to be expensed thereafter. See Note F for further disclosure related to SFAS No. 123(R).
     The table below summarizes the effect of recording share-based compensation expense under SFAS No. 123(R), which is allocated as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Cost of revenue	$115	$—
Research and development	182	—
Selling, general and administrative	513	4
Income tax benefit	(131)	—

Net decrease in net income	$679	$4

Net Income (Loss) Per Share of Common Stock
     Net income (loss) per share of common stock is as follows for the three months ended March 31, 2007 and 2006, respectively (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Net income (loss) per common share:
Basic and diluted:
Income before cumulative effect of change in accounting principle	$0.36	$0.07
Cumulative effect of change in accounting principle	—	(0.25)

Net income	$0.36	$(0.18)

Net loss attributable to common shareholders	$(12.13)	$(1.22)

Weighted average common shares outstanding used in:
Basic and diluted	10,804	8,657

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of dilutive common shares outstanding during the period. Dilutive shares outstanding are calculated by adding to the weighted shares outstanding any common stock equivalents from redeemable preferred stock, performance shares, outstanding stock options and warrants based on the treasury stock method.
     Diluted net loss attributable to common shareholders per share is the same as basic net loss attributable to common shareholders per share for the three months ended March 31, 2007 and 2006 since the effects of potentially dilutive securities are anti-dilutive. The number of anti-dilutive shares excluded from the calculation of diluted net loss per share are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Preferred stock (as if converted)	2,568	25,221
Contingent common shares	1,289	1,289
Stock options and warrants	7,240	7,804

	11,097	34,314

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(unaudited)
     Pro forma net income (loss) per share assuming conversion of preferred stock, contingent common shares, outstanding stock options and warrants for the three months ended March 31, 2007 and 2006 were as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Historical
Numerator:
Net loss attributable to common shareholders	$(131,062)	$(10,594)

Denominator:
Weighted-average shares of common stock outstanding	10,804	8,657

Net loss attributable to common shareholders per share — basic and diluted	$(12.13)	$(1.22)

Pro forma
Numerator:
Net loss	$(131,062)	$(10,594)

Pro forma adjustment to add back preferred stock accretion	134,948	9,060

Pro forma net income (loss)	$3,886	$(1,534)

Denominator for pro forma basic net income (loss) per share:
Weighted-average shares of common stock outstanding	10,804	8,657
Pro forma adjustments to reflect assumed conversion of preferred stock (as if converted)	25,498	25,221
Pro forma adjustment to reflect assumed conversion of contingent common shares (as if converted)	1,289	1,289

Shares used to compute pro forma basic net income (loss) per common share	37,591	35,167

Pro forma basic net income (loss) per share	$0.10	$(0.04)

Denominator for pro forma diluted net income (loss) per share:
Weighted-average shares of common stock outstanding	10,804	8,657
Pro forma adjustments to reflect assumed conversion of preferred stock (as if converted)	25,498	25,221
Pro forma adjustment to reflect assumed conversion of contingent common shares (as if converted)	1,289	1,289
Pro forma adjustments to reflect assumed exercise of warrants and stock options using treasury stock method	4,577	—

Shares used to compute pro forma diluted net income per share	42,168	35,167

Pro forma diluted net income (loss) per share	$0.09	$(0.04)

Pro forma outstanding anti-dilutive securities not included in diluted earnings per share calculation
Stock options and warrants	—	7,804

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(unaudited)
Segment Information
     The Company has determined that it operates in only one segment in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” as it only reports profit and loss information on an aggregate basis to its chief operating decision maker. The Company’s long-lived assets maintained outside the United States are insignificant.
     Revenue is attributed by geographic region based on the ship-to location of the Company’s customers. The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended March 31,
	2007	2006
North America	$25,465	$13,595
Europe	22,569	3,225
Asia	3,129	10,642

Total revenue	$51,163	$27,462

Change in Accounting Principle
     On June 29, 2005, the FASB issued Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 (“SFAS 150”) for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable (“FSP 150-5”). FSP 150-5 requires the Company to classify its outstanding preferred stock warrants as liabilities on its balance sheet and record adjustments to the value of its preferred stock warrants in its statements of operations to reflect their fair value at each reporting period. The Company adopted FSP 150-5 and accounted for the cumulative effect of the change in accounting principle as of January 1, 2006. For the three months ended March 31, 2006, the impact of the change in accounting principle was to decrease net income by $2.1 million. The impact consisted of a $2.1 million cumulative effect adjustment for the change in accounting principle as of January 1, 2006, when the Company adopted FSP 150-5, and $7,000 of income that was recorded in other income (expense), net to reflect the increase in fair value of the warrants between January 1, 2006 and March 31, 2006. For the three months ended March 31, 2007, the company recorded $58,000 as an expense in other income (expense), net for the increase in fair market value of the warrants.
     These warrants will be subject to revaluation at each balance sheet date and any change in fair value will be recognized as a component of other income (expense), net, until exercise of the warrants or completion of an initial public offering.
Recent Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007 and it did not have a material impact on the consolidated financial statements (See Note C).
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(unaudited)
effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 in 2008 to have a material impact on its results of operations or financial position.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure at fair value some financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the effect of implementing this guidance, which directly depends on the nature and extent of eligible items elected to be measured at fair value, upon initial application of the standard on January 1, 2008.
NOTE C — INCOME TAXES
     The effective income tax rate for the Company was 36.6% for the three months ended March 31, 2007. For the first quarter of 2007, the effective tax rate primarily differs from the federal statutory rate of 35% principally due to state income taxes and tax credits. For the three months ended March 31, 2006, no income tax provision was recorded.
     At March 31, 2007, the Company had approximately $8.6 million and $2.4 million of federal net operating loss and research tax credit carry forwards, respectively, which will expire beginning in 2022. In the event of a change in ownership greater than 50% in a three-year period, utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. At March 31, 2007, the Company had approximately $17.7 million and $1.1 million of Wisconsin net operating loss and tax credit carryforwards, respectively, which will expire beginning in 2015. SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. The valuation allowance of $1.2 million relates to state net operating loss carryforwards and research tax credits for which the Company believes realization is uncertain.
     The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The amount of unrecognized tax benefits as of January 1, 2007, was $1.8 million which, if ultimately recognized, will reduce the Company’s annual effective tax rate. There have been no material changes in unrecognized tax benefits since January 1, 2007. The unrecognized tax benefits relate to federal and state research tax credits.
     The amount of unrecognized tax benefits as of January 1, 2007, was $1.8 million which, if ultimately recognized, will reduce the Company’s annual effective tax rate. There have been no material changes in unrecognized tax benefits since January 1, 2007.
     The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s Balance Sheets at December 31, 2006 or at March 31, 2007, and has not recognized any interest or penalties in the Statement of Operations for the first quarter of 2007.
     The Company is subject to taxation in the U.S. and various state jurisdictions. All of the Company’s tax years are subject to examination by the U.S. and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(unaudited)
NOTE D — COMMITMENTS AND CONTINGENCIES
     The Company is subject from time to time to proceedings, lawsuits and other claims related to patents, product and other matters. The Company assesses the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each situation or changes in settlement strategy in dealing with these matters.
     The Company leases four facilities under operating leases: its corporate office space lease that expires in 2014 includes four, five-year renewal options; additional office space under a lease that expires in 2008; a manufacturing facility under a lease that expires in 2018; and office space in Brussels, Belgium under a lease that expires in 2014. The last three leases were all entered into during 2006. The Company is required to pay maintenance, taxes, utilities and insurance on all the facilities. The Company also leases automobiles under operating leases. Rent expense for the three months ended March 31, 2007 and 2006 were $621,000 and $260,000, respectively.
     On March 1, 2007, the Company entered into a seven-year operating lease for additional office space. The total lease obligation over the term of the lease is $5.6 million.
NOTE E — TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Redeemable Convertible Preferred Stock
     The Company has issued various classes of preferred stock. The holders of Series A, B, C and D preferred stock have the option to put their shares back to the Company at the greater of the original purchase price plus accrued dividends, or the current fair market value of the shares. The holders of Series E preferred stock have the option to put their shares back to the Company at the original purchase price plus accrued dividends. As a result, the carrying value of the preferred stock has been increased by an accretion each period so that the carrying amounts will equal the greater of fair value or the defined redemption value for the Series A, B, C and D preferred stock. The Series E preferred stock has been increased to its redemption value, including accrued dividends. The accreted amounts are recorded to accumulated deficit. The put option and the related accretion of the preferred shares will terminate upon the closing of the initial public offering. The fair value of the Company’s Series A, B, C and D preferred stock at March 31, 2007 was determined based upon an independent third-party valuation which resulted in an accretion charge of $134.9 million for the three months ended March 31, 2007. This valuation was prepared utilizing the probability weighted expected return method as prescribed by the AICPA Practice Aid Valuation of Privately-Held-Company Equity Securities Issued as Compensation. This valuation took into consideration the following scenarios: (i) completion of an initial public offering; (ii) sale to a strategic acquirer; and (iii) remaining private. The valuation amounts determined under each scenario were then probability weighted based upon management’s best estimates of the occurrence of each scenario. The resulting value was then allocated to the Company’s common and each series of preferred stock based upon the economic impact of the conversion rights and liquidation preferences of the preferred stock.
Warrants
     At December 31, 2006, the Company had 307,088 and 158,566 warrants outstanding for the purchase of the Company’s Series A and D preferred stock at a price per share of $0.82 and $1.84, respectively. The warrants may be exercised at any time prior to March 2007 and February 2009, respectively. As of March 31, 2007, there were outstanding warrants to purchase 10,039 shares of Series D preferred stock at an exercise price of $1.84 per share.
     As discussed in Note A, in 2006, the Company adopted FSP 150-5 resulting in the reclassification of the carrying value of the preferred stock warrants as a liability and began recording the warrants at fair value at each reporting period with any increase or decrease in fair value reported in other income

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(unaudited)
(expense), net. For the three months ended March 31, 2007, the Company reported an expense of $58,000 for the increased valuation. For the three months ended March 31, 2006, $7,000 of income was recorded. The Company selected the Black-Scholes pricing model to determine the fair value of its warrants. The determination of the fair value using this model will be affected by assumptions regarding a number of complex and subjective variables. The assumptions used in the Company’s Black-Scholes calculation for Series A and D warrants at March 31, 2006 were: (i) fair value per share of $5.99 and $4.66, respectively; (ii) expected term of approximately one year and three years, respectively; (iii) risk-free interest rate of 4.8% and 4.8%, respectively; (iv) expected volatility of 45% and 47%, respectively; and (v) no expected dividend yield. The assumptions used in the Company’s Black-Scholes calculation for Series D warrants at March 31, 2007 were: (i) fair value per share of $14.41; (ii) expected term of approximately two years; (iii) risk-free interest rate of 4.6%; (iv) expected volatility of 43%; and (v) no expected dividend yield.
Contingent Common Shares
     In addition to the conversion features, the Series A Investment Agreement contains a contingent provision that entitles the Company’s founders and the holders of the Series A preferred stock to receive one share of the Company’s common stock for each 2.86 shares of Series A preferred stock held for a total of 1,288,669 shares of common stock. The other half of the contingent shares were to be issued based upon the price per share to be received by the holders of Series A preferred stock in such sale or initial public offering. In February 2007, in accordance with the terms of the Series A Investment Agreement, the Company’s Board of Directors allocated one-half of these contingent shares of common stock to holders of Series A preferred stock based upon the fact that a sale or initial public offering did not occur prior to seven years from the Series A issuance date and one-half of these contingent shares of common stock to our founders based upon the Company’s belief that the anticipated initial public offering price was greater than eight times the original Series A offering price in 1999. The Company has accounted for the contingent common shares based upon analogy to the guidance provided by Issue 2 of EITF 00-27, “Application of Issue No 98-5 to Certain Convertible Instruments.” The Company believes the contingent common share feature is an embedded, non-detachable feature of the Series A preferred stock and has similar economic characteristics to an embedded conversion option as addressed in EITF 00-27. The conditional obligation to redeem the instrument by transferring assets was approved by the Board of Directors on February 6, 2007 and the Company recognized a charge to retained earnings and an increase to additional paid-in-capital of approximately $104,000.
NOTE F — STOCK OPTIONS
     The Company sponsors three stock option plans (the “Plans”), which allow for the grant of incentive and nonqualified stock options for the purchase of common stock. Each option entitles the holder to purchase one share of common stock at the specified option price. The exercise price of each incentive stock option granted must not be less than the fair market value on the grant date. The option term is six to ten years. Options vest over three to four years. Prior to January 1, 2006, compensation expense for any difference between the exercise price and the estimated fair market value of the common stock on the date of grant is recognized as compensation expense over the vesting period of the respective options.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(unaudited)
     The following table summarizes information with respect to the Company’s Plans:

		Options Outstanding
				Weighted
				Average
	Shares		Weighted	Remaining
	Available	Number of	Average Exercise	Contractual
(In thousands, except per share amounts)	for Grant	Shares	Price	Term (in years)
Balance at December 31, 2006	2,293,273	9,155,928	$3.30
Authorized	—	—	$—
Granted	—	—	$—
Cancelled or expired	10,574	(10,574)	$4.63
Exercised	—	(1,915,522)	$0.76

Balance at March 31, 2007	2,303,847	7,229,832	$3.97	7.08

Exercisable at March 31, 2007		2,069,687	$2.20	7.13

     Upon the adoption of SFAS No. 123(R) on January 1, 2006, the Company continues to use the Black-Scholes valuation model to value stock options. The Company used historical stock prices of companies which it considered as a peer group as the basis for its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The Company employed the plain-vanilla method of estimating the expected term of the options as prescribed by SAB 107 as the Company did not have significant historical experience. The forfeiture rate is based on past history of forfeited options. The expense is being allocated using the straight-line method. For the three months ended March 31, 2007 and 2006, the Company recorded $810,000 and $4,000, respectively, of stock compensation expense. As of March 31, 2007, the Company had $9.7 million of total unrecognized compensation cost related to non-vested awards granted under the Company’s stock based plans that it expects to recognize over a weighted-average period of 3.50 years. Under the prospective method of adoption of SFAS No. 123(R), the Company continues to account for options issued prior to January 1, 2006 under the intrinsic value method of APB 25.
     There were no option grants made during the three months ended March 31, 2007. The weighted average fair value per share of options granted for the three months ended March 31, 2006 was $4.99. The fair value of each option grant for the three months ended March 31, 2006 was estimated at the date of grant using the Black-Scholes option-pricing model based on the assumption ranges below:

Ended March 31,
2006
Employee Stock Option Plans
Expected term (in years)	4.25
Risk-free interest rate	4.4%
Expected volatility	65.0%
Expected dividend	—
Weighted average fair value at grant date	$4.99
NOTE G — RELATED PARTY TRANSACTIONS
     The Company has an exclusive license agreement with the Wisconsin Alumni Research Foundation (“WARF”), a shareholder of the Company, to make, use, sell and otherwise distribute products under certain of WARF’s patents anywhere in the world. The Company is required to pay WARF a royalty for each product sold. The Company has recorded to cost of revenue royalties of $288,000 and $240,000 during the three months ended March 31, 2007 and 2006, respectively. The license agreement expires upon expiration of the patents and may be terminated earlier if elected by the Company. The Company may also grant sublicenses to third parties but must pay WARF 50% of all fees, royalties and other payments received. WARF has the right to terminate the license agreement if the Company does not meet the minimum royalty obligations or satisfy other obligations related to its utilization of the technology. If the Company lost this license, it would be unable to produce or sell the System. The Company had an accrued

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(unaudited)
royalty payable balance of $360,000 and $456,000 as of March 31, 2007 and December 31, 2006, respectively.
NOTE H— STOCK SPLIT
     On April 5, 2007, the Company’s Board of Directors approved a 1.36-for-one stock split in the form of a stock dividend of the Company’s outstanding stock which became effective on May 8, 2007. All shares and per share amounts in the accompanying consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the stock split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition as of March 31, 2007 and results of operations for the three and nine months ended March 31, 2007 and 2006 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this report and the Consolidated Financial Statements and Notes thereto included in our Registration Statement on Form S-1.
Forward-looking Statements
     Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the Federal Securities Laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook,” and similar words. You should read statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed below under “Risk Factors That May Affect Future Results” and elsewhere in this Quarterly Report. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.
Overview
     TomoTherapy Incorporated, a Wisconsin corporation, (the “Company”) developed, markets and sells the TomoTherapy Hi Art system (the “System”), a radiation therapy system for the treatment of a wide variety of cancers. The Company markets the System to hospitals and cancer treatment centers.
     We obtained 510(k) clearance from the FDA to market the Hi Art system in January 2002. We installed the first Hi Art system and the first patient was treated in 2003. Since receiving the initial clearance to market the Hi Art system in the United States, we have expanded our regulatory clearances to include Canada (2003), Japan (2004) and the European Union (2005). We have also received marketing clearance in Australia, Singapore, South Korea and Taiwan. During 2003 and 2004, we focused our sales and marketing efforts primarily in North America. Beginning in 2005, we expanded our sales and marketing efforts to include markets in Western Europe and Asia. In April 2006, we opened a European office in Brussels, Belgium, which includes sales, service and call center operations. We also expanded our Asian distributor network, adding distributors in India and China. We now have six distributors in Asia. In July 2006, we expanded our manufacturing operations into a 64,000 square foot facility in Madison, Wisconsin.
     We market the Hi Art system to hospitals and cancer treatment centers in North America, Europe and Asia and offer, either directly or through distributors, customer support services in each region.

Financial Operations
Revenue
     Almost all of our revenue is generated from sales of the Hi Art system. We negotiate the actual purchase price with each customer and, historically, the purchase price has varied significantly. Generally, our international pricing has been higher than our domestic pricing.
     We recognize revenue from sales of the Hi Art system, including sales to distributors, when:
•	there is persuasive evidence that an arrangement exists;

•	the title and risk of loss have been transferred to the customer, as evidenced by the customer’s signature on our acceptance test procedure document;

•	the sales price is fixed or determinable; and

•	collection is reasonably assured.
     Our sales price includes a warranty covering replacement components and service for a one-year period. We record a reserve to cost of revenue at the time of revenue recognition for the expected cost of warranty claims based on our historical experience.
     The balance of our revenue is generated from post-warranty service contracts and options purchased by our end customers. Our post-warranty service contracts may be purchased with one-year or multiple-year terms, giving our customers the option to contract for the level of equipment support they require. See “Critical Accounting Policies and Estimates — Revenue Recognition.”
     Customer concentration. No single customer accounted for more than 10% of our revenue for the three months ended March 31, 2007. In the three months ended March 31, 2006, five customers each accounted for approximately 10% — 12% of total revenue due to a higher selling price on those systems and lower overall revenue for the period.
     Geographic breakdown. The following table sets forth the geographic breakdown of our revenue for the periods indicated:

	Three Months Ended March 31,
	2007	2006
North America	50%	50%
Europe	44%	12%
Asia (excluding Japan)	6%	28%
Japan	—	10%

Total	100%	100%

Backlog
     We define backlog as the total contractual value of all firm orders received for the Hi Art system and optional related products. Such orders must be evidenced by a signed quotation or purchase order from the customer, including the required down payment, if any. Backlog does not include any contingent orders received, such as those orders requiring board approvals or subject to financing. As of March 31, 2007, our backlog was approximately $162 million.

Cost of revenue
     Cost of revenue consists of material, labor and overhead costs incurred in the manufacture of the Hi Art system. It also includes the cost of shipping the system to the customer site, installation costs, a warranty accrual and a royalty payment to WARF. A significant component of cost of revenue is the customer support and service infrastructure required to service and repair the equipment during the warranty period and thereafter, when covered by a service contract. The cost of replacement parts makes up a significant portion of repair costs.
     In future periods, we expect our cost of revenue to decrease as a percentage of total revenue due to improved absorption of manufacturing overhead costs, improved leveraging of our service infrastructure and reduced material costs associated with increased volumes. We also plan to introduce several component design changes that should result in lower costs and higher reliability than our current components.
     Most of our existing service contracts currently have negative gross profit margins. We recorded a reserve for the estimated losses on these service contracts. We expect to narrow these negative margins and begin to generate positive margins over time by leveraging our fixed service infrastructure costs over a larger installed base and by increasing the price for our annual service contracts. We also expect a decrease in our service costs with improved training of our field service engineers combined with a larger number of systems in each engineer’s territory. Finally, we believe that the introduction of several component design changes should improve system performance which should in turn reduce our service costs.
  Research and development expenses
     Research and development expenses consist primarily of salary and benefits for research and development personnel. Research and development also includes expenses associated with product design and development, customer research collaborations and third parties who furnish services related to these activities.
     We expect research and development expenses will continue to increase in absolute terms in the next 12 months as we increase the total number of employees performing research and development activities and fund the research agreement with Lawrence Livermore National Laboratory.
  Selling, general and administrative expenses
     Selling, general and administrative expenses consist of salary and benefits for executive management, sales, marketing and other corporate functions. Also included in these expenses are travel, sales commissions, promotional and marketing materials and expenses related to accounting, legal, tax and other consulting fees.
     We expect selling, general and administrative expenses will continue to increase in the next 12 months both in absolute dollars and as a percentage of revenue as we add resource to meet the requirements of a public company, increase the total number of employees and incur additional costs related to the overall growth of our business.
  Other income (expense), net
     Other income is primarily interest income earned on our cash and cash equivalents. Other expense is primarily the expense related to the increase in fair value of the convertible preferred stock warrant liability, banking fees related to standby letters of credit required to support some of our international orders and interest expense on borrowings. This category also includes foreign currency gains and losses on customer deposits made on sales contracts denominated in Euros, Swiss francs and Canadian dollars. We currently do not hedge these foreign currency contracts.

Key Factors Affecting our Performance
     Our business, financial position and results of operations, as well as the period-to-period comparability of our financial results, are significantly affected by a number of factors, some of which are beyond our control, including the following:
     Extended sales cycle and fluctuations. The Hi Art system has a lengthy sales cycle, with the time from initial customer contact to execution of a purchase order generally lasting up to one year or more. Following execution of a contract, it may take several months for a customer to renovate a facility to house the Hi Art system and between nine and twelve months for new bunker construction. Upon delivery of the Hi Art system, it generally takes three to four weeks to complete the installation and testing of the system, including the completion of acceptance test procedures with the customer. With the exception of our Japanese distributor, we recognize revenue from the sale of the Hi Art system upon receipt of a signed acceptance test procedure document from the customer. We recognize sales of the Hi Art system upon shipment to our Japanese distributor pursuant to our distributor certification program. Due to the high unit price of the Hi Art system and the relatively small number of units installed each quarter, each installation represents a significant component of our revenue for a particular period. Therefore, if a small number of customers defer installation of the Hi Art system for even a short time, recognition of a significant amount of revenue may be deferred to a subsequent period. As a result of these factors, our revenue could fluctuate significantly from period to period and may not represent an accurate measure of the overall performance of our business. We believe that our quarterly results of operations should be viewed in light of our backlog of orders, which provides a better measure at any particular point in time of the long-term performance prospects of our business.
     Customer mix and gross margins. Our mix of customers impacts our average selling prices and our gross margins:
•	Sales outside of the United States accounted for approximately 50% of our revenue for the three months ended March 31, 2007 and 2006. Increased sales of the Hi Art system outside of the United States have tended to impact our gross margins favorably due to higher average selling prices in these markets. We intend to continue to expand our international selling efforts although we cannot be certain that favorable pricing trends will continue.

•	The majority of our sales to date have been to university research centers, hospitals and cancer treatment centers that are early adopters of new technologies and that tend to replace equipment regularly in order to upgrade their treatment capabilities. Our sales strategy includes increasing sales to community hospitals and smaller treatment centers, which have traditionally been slower in their adoption of new technologies primarily due to cost-based purchasing decisions. Our efforts to penetrate this market may require us to lower the price of the Hi Art system. Similarly, we may be required to lower the price of the Hi Art system in order to sell to national chains or large volume purchasers.

•	Our ability to demonstrate the clinical benefits of the Hi Art system compared to competing systems is likely to be a factor in our ability to maintain the selling price of the Hi Art system. We may need to demonstrate increased clinical benefits and offer additional features in order to compete favorably with our competitors in the medium to long term.
     Component supply and cost. Our gross margins have been impacted by higher component costs and higher failure rates than we originally anticipated, resulting in increased warranty expense and negative profit margins on many service contracts. We believe that these higher component costs and failure rates resulted both from smaller initial production volumes and from our reliance on sole-source suppliers for a number of key components. We are investing in developing alternate components and in implementing enhancements to increase the performance of components currently used in the Hi Art system. We will also seek to identify lower priced components of comparable and improved performance and quality, as well as make engineering improvements to the Hi Art system in order to reduce costs. We believe that achieving these goals should result in improved gross margins in the long term.

     Operating expenses. We have significantly expanded our total number of employees over the last three years from 171 at December 31, 2004, to 327 as of December 31, 2005, to 492 as of December 31, 2006 and to 525 as of March 31, 2007, due primarily to expansion of our research and development, service and support and sales and marketing capabilities. Our operating expenses are relatively fixed, consisting primarily of salaries, benefits and related overhead. Accordingly, we cannot generally make significant adjustments in response to short-term fluctuations in quarterly revenue. We also expect that our operating expenses will increase in absolute terms, but decrease as a percentage of our total revenue as we leverage our existing infrastructure.

Results of Operations
     The following table sets forth our statements of operations as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2007	2006
Revenue	100.0%	100.0%
Cost of revenue	57.4%	70.4%

Gross profit	42.6%	29.6%
Operating expenses:
Research and development	13.9%	12.6%
Selling, general and administrative	16.9%	14.5%

Total operating expenses	30.8%	27.1%

Income from operations	11.8%	2.5%
Other income (expense), net	0.2%	(0.3%)

Income before income tax	12.0%	2.2%
Income tax expense	4.4%	0.0%

Income before cumulative effect of change in accounting principle and accretion of redeemable convertible preferred stock	7.6%	2.2%

  Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
  Revenue
     Revenue increased from $27.5 million for the three months ended March 31, 2006 to $51.2 million for the three months ended March 31, 2007, an increase of $23.7 million or 86%. This increase resulted from an increase in the number of Hi Art systems accepted and higher average selling prices. We received acceptances on 50% more systems during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. In addition, the average selling price increased by approximately 23% due to a large number of international system acceptances. These systems were sold at higher average selling prices and many were denominated in Euros, which also favorably impacted revenue. During the three months ended March 31, 2007, approximately 44% of our revenue was generated from European customers compared to 12% during the three months ended March 31, 2006. This large increase in average selling price was a unique occurrence and we do not necessarily expect that such a trend will continue.
     Service revenue increased from $1.2 million for the three months ended March 31, 2006 to $2.5 million for the three months ended March 31, 2007, as more systems reached the end of their warranty period and customers elected to enter into service contracts with us.
  Cost of revenue
     Cost of revenue increased from $19.3 million for the three months ended March 31, 2006 to $29.4 million for the three months ended March 31, 2007, an increase of $10.1 million or 52%. This increase was attributable to the number of systems accepted and the growth in our service infrastructure. Gross margins were 42.6% and 29.6% for the three months ended March 31, 2007 and 2006, respectively. The increase in gross margins was primarily due to a higher average selling price on international system acceptances coupled with higher sales volumes which resulted in improved absorption of fixed manufacturing and service costs. We do not believe that the higher average selling price will necessarily continue. As a result, we expect substantial fluctuations in our quarterly operating margins in future periods.

  Research and development expenses
     Research and development expenses increased from $3.5 million for the three months ended March 31, 2006 to $7.2 million for the three months ended March 31, 2007, an increase of $3.7 million or 106%. The increase was primarily attributable to $1.5 million in additional employee costs due to an increase in the total number of employees engaged in research and development activities from 97 at March 31, 2006 to 144 at March 31, 2007, as we accelerated the work on future product initiatives. We also incurred an additional $1.8 million in external consulting expenses and licensing agreements for further development on new and existing research and development projects. As a percentage of revenue, total research and development expenses were 13.9% and 12.6% for the three months ended March 31, 2007 and 2006, respectively.
  Selling, general and administrative expenses
     Selling, general and administrative expenses increased from $4.0 million for the three months ended March 31, 2006 to $8.6 million for the three months ended March 31, 2007, an increase of $4.6 million or 115%. The increase was primarily due to an increase of $3.3 million in employee costs as the total number of employees engaged in selling, general and administrative activities increased from 80 at March 31, 2006 to 115 at March 31, 2007, due to the expansion of our business. In addition, we incurred a $0.4 million increase in sales commissions resulting from increased sales and higher commission rates. Further, we incurred $0.3 million in additional costs for outside services, including legal costs, tax and audit fees and consulting. As a percentage of revenue, selling, general and administrative expenses were 16.9% and 14.5% for the three months ended March 31, 2007 and 2006, respectively.
  Stock-based compensation
     The determination of the fair value of our common stock prior to this offering was assessed primarily by considering recent third-party transactions in our common stock and the issuance price of our preferred stock in sales to third parties. We engaged a valuation firm when no such recent stock activity occurred. We discuss in detail the factors affecting our determination of the deemed fair value of the underlying common stock below in “Critical Accounting Policies and Estimates — Stock-Based Compensation.” As of January 1, 2006, we adopted SFAS No. 123(R), which requires us to expense the fair value of employee stock options. We adopted the fair value recognition provisions of SFAS 123(R), using the prospective method. For the three months ended March 31, 2007 and 2006, we recorded $810,000 and $4,000 of stock compensation expense, respectively. As of March 31, 2007, the Company has $9.7 million of total unrecognized compensation cost related to non-vested awards granted under the Company’s stock based plans that it expects to recognize over a weighted-average period of 3.50 years.
  Other income (expense), net
     We had other expense of $0.1 million for the three months ended March 31, 2006, and other income of $0.1 million for the three months ended March 31, 2007. For the three months ended March 31, 2007, we recorded interest income of $0.1 million, interest expense of $0.3 million and foreign currency gains (net of foreign currency losses) of $0.1 million. For the three months ended March 31, 2006, we recorded interest income of $0.3 million, interest expense of $0.1 million and foreign currency losses (net of foreign currency gains) of $0.3 million. We incurred foreign currency losses on customer deposits denominated in Euros, on sales contracts and deferred revenues on Hi Art systems which have not yet received customer acceptance which was largely offset by open accounts receivable balances also denominated in Euros. We have not hedged these foreign currency contracts.
  Income tax expense (benefit)
     Income tax expense of $2.2 millions was recorded for the three months ended March 31, 2007. No provision was recorded for the three months ended March 31, 2006. The primary change was the utilization of deferred tax assets of $1.8 million as well as $0.5 million for federal AMT and state income tax provisions.

Liquidity and Capital Resources
     To date, we have funded our working capital needs and our capital expenditure requirements using cash from sales of equity securities and from our operations, including customer advance payments, and, to a lesser extent, through grants and borrowings. Since our inception and through March 31, 2007, we have obtained financing of $43.2 million primarily through private placements of equity securities, and the exercise of stock options. At March 31, 2007, we had $2.6 million in cash and cash equivalents, and our working capital, which is calculated by subtracting our current liabilities from our current assets, was $16.9 million.
  Cash Flows
     Cash flows from operating activities. Net cash used in operating activities was $17.4 million for the three months ended March 31, 2007. This included net income of $3.9 millions, a non-cash charge of $1.5 million of depreciation and amortization, a deferred income tax provision of $1.8 million and $0.8 million of share-based compensation expense. Accounts receivable increased by $20.4 million. The increase in accounts receivable is due to a greater number of systems shipped near the quarter ended March 31, 2007 as compared to the quarter ended December 31, 2006. Therefore we had many outstanding shipment invoices which generally represents 60% to 70% of the order value. Also contributing to the growth in accounts receivable is the customer mix at March 31, 2007, as we typically experience slower receivable collection on international orders as compared to domestic. Inventory increased by $11.9 million due partially to the continued expansion of our spare part depots around the world in order to better service our installed base of Hi-Art systems. Additionally, the timing of systems awaiting customer acceptance contributed to the overall increase in inventory and deferred revenue of approximately $8.6 million. The increase in accounts payable of $4.0 million was primarily due to the timing of payments, increased purchases of inventory and the overall growth of our business. The decrease in customer deposits of $3.5 million resulted from variations in down payment percentage of customer advance payments. Accrued expenses decreased by $2.1 million primarily due to the payout of the 2006 bonus plan. Accrued warranty increased by $0.7 million due to a higher number of units under warranty as of March 31, 2007 as compared to March 31, 2006.
     Net cash used in operating activities was $0.1 million for the three months ended March 31, 2006. Customer deposits decreased by $7.6 million, primarily due to the timing of new orders, the percentage of the deposit provided by the customer and the timing of Hi-Art system shipments. Deferred revenue increased by $17.3 million due to more units awaiting final acceptance at March 31, 2006 compared to December 31, 2005. We also experienced an increase of $1.9 million in trade payables due to timing of payments and overall growth in the company. These increases were offset by an increase in accounts receivable of $10.2 million due to overall growth and the timing of several shipments and acceptances at the end of the quarter. We also increased inventory by $2.4 million due to growth in our production quantities and an increase in our service inventory.
     Cash flows from investing activities. During the three months ended March 31, 2007, we used net cash of $1.9 million to purchase capital equipment as we (1) finished the build-out of our new training center in our leased offices, (2) implemented our new enterprise resource planning system and (3) added computer equipment and software for additional employees.
     Net cash used in investing activities was $1.4 million for the three months ended March 31, 2006, as we purchased capital equipment for (1) the build-out of our new leased manufacturing facility, (2) the build-out of our European office in Brussels, Belgium and (3) computer equipment and software for additional employees.
     Cash flows from financing activities. Net cash from financing activities was $2.0 million for the three months ended March 31, 2007. We received $1.5 million in proceeds from the exercise of employee stock options and $0.5 million in proceeds from the exercise of warrants.

     Net cash provided from financing activities was $0.4 million for the three months ended March 31, 2006. We entered into a loan with Madison Development Corporation for $0.4 million to help fund capital improvements to our new leased manufacturing facility in Madison, Wisconsin.
  Loans and Available Borrowings
     We maintain an unsecured $30.0 million line of credit with a bank, which bears interest at the London Interbank Offered Rate plus 2.5% or at the prime rate plus 0.25% and is adjusted based on the ratio of our total liabilities to tangible net worth. Among other requirements, the line of credit contains several covenants, the primary ones being a requirement to maintain a backlog of at least $60.0 million and tangible net worth of at least $17.0 million. We are in compliance with all such covenants. There were no outstanding borrowings under the line for any of the periods.
  Contractual Obligations and Commitments
     The following table is a summary of our long-term contractual obligations as of December 31, 2006:

	Payment Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$19,188	$1,962	$4,101	$4,180	$8,945
Notes payable	875	34	247	467	127

Total	$20,063	$1,996	$4,348	$4,647	$9,072

     The table of contractual obligations and commitments does not include royalty payments payable to the Wisconsin Alumni Research Foundation under a license agreement, dated February 22, 1999. The amount of royalty payments is based on the number of units of the Hi Art system sold and therefore cannot be determined accurately in advance. Our royalty expenses under the license agreement are currently significantly in excess of minimum required payments and were $504,000 in 2004, $672,000 in 2005 and $1.3 million in 2006.
Operating Capital and Capital Expenditure Requirements
     Our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:
•	revenue generated by sales of the Hi Art system and service plans;

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	the level of investment needed in our service and support infrastructure;

•	costs of our research and development activities; and

•	effects of competing technological and market developments.
     We believe that our current cash and cash equivalents, along with the cash we expect to generate from operations and our net proceeds from the initial public offering, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If our estimates of revenue, expenses, or capital or liquidity requirements change or are inaccurate, or if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or arrange additional debt financing. In the future, we may also seek to sell additional equity or arrange debt financing to give us financial flexibility to pursue attractive acquisition or investment opportunities that may arise, although we currently do not have any acquisitions or investments planned. We may also seek to sell additional equity or arrange debt financing to provide us with additional financial flexibility if market opportunities exist.
Off-Balance Sheet Arrangements
     As of March 31, 2007, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Critical Accounting Policies and Estimates
     This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.
     With respect to our policies on revenue recognition, inventories and warranty costs, our historical experience is based principally on our operations since 2003 when we commenced selling the Hi Art system. For a description of our critical accounting policies and estimates, please refer to “Critical Accounting Policies and Estimates” section of our Management’s Discussion and Analysis and Analysis of Financial Condition and Results of Operations contained in our Form S-1 dated May 8, 2007, as filed with the Securities and Exchange Commission. There have been no material changes in any of our accounting policies since December 31, 2006.
Recent Accounting Pronouncements
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154 for the correction of an error in financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We adopted this interpretation in the fourth quarter of 2006 and it did not have a material impact on our financial results.
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We were required to adopt the provisions of FIN 48 effective January 1, in 2007. At the adoption date, the Company has applied FIN 48 to all tax positions for which the statute of limitations remained open. The amount of unrecognized tax benefits as of January 1, 2007, was $1.8 million which, if ultimately recognized, will reduce the Company’s annual effective tax rate. There have been no material changes in unrecognized tax benefits since January 1, 2007. The unrecognized tax benefits relate to federal and state research tax credits.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 in 2008 to have a material impact on our results of operations or financial position.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure at fair value some financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the effect of implementing this guidance, which directly depends on the nature and extent of eligible items elected to be measured at fair value, upon initial application of the standard on January 1, 2008.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk is the risk of loss related to changes in market prices, including interest rates and foreign exchange rates, of financial instruments that may adversely impact our consolidated financial position, results of operations or cash flows.
  Interest Rate Risk
     Our investments consist primarily of investments in money market funds. While the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we do not believe that we are subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. It is our policy not to enter into interest rate derivative financial instruments. As a result, we do not currently have any significant interest rate exposure.
     The interest rate under our line of credit is subject to change based on the London Interbank Offered Rate or the prime rate. We do not currently have any borrowings under our line of credit.
  Foreign Currency Exchange Rate Risk
     A significant portion of our sales and expenses historically have been denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains or losses to date. For the three months ended March 31, 2007, 36% and 5% of our revenue was from contracts denominated in Euros and Canadian dollars, respectively. During 2006, we opened and staffed an office in Brussels, Belgium and began incurring Euro-denominated expenses, which were paid directly from the U.S. We currently do not hedge our foreign currency since the exposure has not been material to our historical operating results. To date, our Euro-denominated sales orders have included high down payments, limiting the need to hedge the related currency risk. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Hi Art system outside the United States. To the extent that we can predict the timing of payments under these contracts, we may engage in hedging transactions to mitigate such risks in the future.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     As of March 31, 2007, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, our management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
     There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Part II.   OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no litigation pending that could, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
     The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results and financial condition could be materially adversely affected.
Risks Related to Our Business
We depend on sales of the Hi Art system for substantially all of our revenue and if we are unable to grow or sustain sales of the Hi Art system, we may not generate sufficient revenue to support our business.
     Our sole product is the Hi Art system, which we commenced marketing in 2003. We expect to generate substantially all of our revenue for the foreseeable future from sales of the Hi Art system and post-warranty service contracts for the Hi Art system. Accordingly, we are dependent on our ability to market and sell the Hi Art system. Any factor materially adversely affecting our ability to market and sell the Hi Art system or pricing and demand for the Hi Art system would have a material adverse effect on our financial condition and results of operations.
The long sales cycle and high unit price of the Hi Art system, as well as other factors, may contribute to substantial fluctuations in our quarterly operating results and stock price and make it difficult to compare our results of operations to prior periods.
     The Hi Art system is a major capital equipment item and has a lengthy sales cycle. Generally, the time from initial customer contact to execution of a purchase order can be one year or more. Following execution of a contract, it may take several additional months for a customer to retrofit an existing radiation treatment room, or bunker, to house the Hi Art system and between nine and twelve months if a new bunker must be constructed. Upon delivery of the Hi Art system to the customer’s facility, it typically takes three to four weeks to complete the installation and on-site testing of the system, including the completion of acceptance test procedures with the customer. We recognize revenue from the sale of the Hi Art system upon receipt of a signed acceptance test procedure report from the customer. Because of the high unit price of the Hi Art system and the relatively small number of units installed each quarter, each installation currently represents a significant component of our revenue for a particular quarter. If a small number of customers defer installation of a Hi Art system for even a short period of time, recognition of a significant amount of revenue may be deferred to a subsequent period. For example, the deferral of a number of anticipated installations in the quarter ended September 30, 2005, resulted in revenue of $14.1 million in that quarter compared to $29.6 million in the prior quarter and $21.9 million in the subsequent quarter. Because our operating costs are relatively fixed, our inability to recognize revenue in a particular quarter may adversely affect our profitability in that quarter. As a result, the inability to recognize revenue in a particular quarter may make it difficult to compare our quarterly operating results with prior periods. In addition, while we believe that our backlog of orders provides a better measure at any particular point in time of the long-term performance prospects of our business than our quarterly operating results, investors may attribute significant weight to our quarterly operating results, which may result in substantial fluctuations in our stock price.
We face competition from numerous competitors, many of whom have greater resources than we do, which may make it more difficult for us to achieve significant market penetration.

     The market for radiation therapy equipment is characterized by intense competition and pricing pressure. We consider the competition for the Hi Art system to be existing radiation therapy systems, primarily using C-arm linear accelerators. In particular, we compete with a number of existing radiation therapy equipment companies including Varian Medical Systems, Inc., Elekta AB, Siemens Medical Solutions, and, to a lesser extent, Accuray Incorporated and BrainLAB AG. Varian Medical Systems has been the market leader for many years and has the majority market share for radiation therapy systems worldwide. Most of our competitors are large, well-capitalized companies with significantly greater market share and resources than we have. As a result, these companies may be better positioned than we are to spend more aggressively on research and development, marketing, sales and other product initiatives.
     Our current competitors or other companies may at any time develop new products for the treatment of tumors. If we are unable to develop products that compete effectively against the products of existing or future competitors, our net revenue could decline. Some of our competitors may compete by changing their pricing model or by lowering the price of their conventional radiation therapy systems or ancillary supplies. If these competitors’ pricing techniques are effective, it could result in downward pressure on the price of radiation therapy systems. If we are unable to maintain or increase our selling prices in the face of competition, we may not improve our gross margins.
     In addition to the competition that we face from technologies performing similar functions to the Hi Art system, competition also exists for the limited capital expenditure budgets of our customers. A potential purchaser may be forced to choose between two items of capital equipment. Our ability to compete may also be adversely affected when purchase decisions are based largely upon price, since the Hi Art system is a premium priced system due to its greater functionality compared to traditional systems. If we are unable to market the Hi Art system more effectively than competing products, which could be purchased as an alternative to the Hi Art system using the same budget at comparable or lower prices, we may be unable to maintain our current growth rate.
Our reliance on single-source suppliers for critical components of the Hi Art system could harm our ability to meet demand for our products in a timely and cost effective manner.
     We currently depend on single-source suppliers for a number of critical components necessary for the assembly of the Hi Art system, including the ring gantry, the linear accelerator, the couch, the solid state modulator, the rotary union, the radiation detector and the magnetron. We purchase some of these components from major industry suppliers. We do not have long-term supply contracts with the suppliers of the solid state modulator and the magnetron. An affiliate of one of our competitors, Siemens Medical Solutions, Inc., is also our supplier for the linear accelerator used in the Hi Art system. If the supply of any of these components were to be disrupted or terminated, or if these suppliers were unable to supply the quantities of components that we require, we may have difficulty or be unable to find alternative sources for these key components. As a result, we may be unable to meet the demand for the Hi Art system, which could harm our ability to generate revenue and damage our reputation. In addition, such a delay in components might cause us to have insufficient spare parts to service existing installed systems, which may lead to customer dissatisfaction. Some of our single-source suppliers have at times had material difficulties maintaining an adequate supply of parts to meet our manufacturing and service demands.
     We believe it will be necessary to find alternative manufacturers for key components of the Hi Art system over time as our quantity and quality demands evolve, but we may experience a significant delay in locating an alternative manufacturer. Furthermore, we will need to verify that any new manufacturer meets our technical specifications and maintains facilities, procedures and operations that comply with our quality requirements. We will also have to assess any new manufacturer’s compliance with all applicable regulations and guidelines, which could further impede our ability to manufacture our products in a timely manner. If the change in manufacturer results in a significant change to the product, a new 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) or similar foreign clearance may be necessary, which would likely cause substantial delays. The occurrence of any of these events could harm our ability to meet the demand for the Hi Art system in a timely manner or within budget.

Sales of the Hi Art system may be adversely affected if clinicians do not widely adopt IGRT and adaptive radiotherapy, which is an emerging cancer treatment technique.
     Our success in marketing the Hi Art system depends in part on persuading clinicians and patients of the benefits of adaptive radiation therapy. Image guided radiation therapy, or IGRT, is an emerging cancer treatment technique which involves delivering intensity modulated radiation therapy, or IMRT, guided by images of the treatment area taken shortly before treatment, using CT, x-ray, ultrasound or other imaging technologies. IMRT is a widely accepted technique, which involves varying, or modulating, the intensity of the radiation beam across a targeted treatment area. Adaptive radiation therapy involves adjusting a patient’s radiation therapy plan between treatment sessions to account for changes in the patient’s anatomy, the amount and location of the radiation received by the patient, and the size, shape and location of the tumor. In particular, we believe that adaptive radiation therapy requires, and we have designed the Hi Art system to enable, continual adjustments to a patient’s treatment plan throughout the entire course of treatment, facilitated by both the regular acquisition of updated quantitative images showing the location, geometry and density of the tumor, as well as the verification of the actual radiation dose received by the patient. Since IGRT and adaptive radiation therapy are still in the early stages of emergence and implementation, increased sales of the Hi Art system depend, in part, on widespread adoption of these techniques by clinicians. Widespread adoption of IGRT and adaptive radiation therapy depends on many factors, including some that are outside of our control. These factors include acceptance by clinicians that IGRT and adaptive radiation therapy are clinically effective and cost effective in treating a wide range of tumors, demand by patients for such treatment, successful education of clinicians on the various aspects of these techniques and adequate reimbursement for procedures performed using adaptive radiation therapy. If widespread market acceptance of IGRT and adaptive radiation therapy do not occur, or do not occur as rapidly as we anticipate, sales of the Hi Art system may be adversely affected and our revenue may decline or fail to grow at its current rate.
We may be delayed or prevented from implementing our long-term sales strategy if we fail to educate clinicians and patients about the benefits of the Hi Art system and to implement enhancements to the system in a timely manner.
     As of December 31, 2006, we had an installed base of 108 Hi Art systems worldwide. We believe that sales of the Hi Art system to date have been principally to those hospitals and cancer treatment centers that are most open to the adoption of new technologies. In order to expand our sales, we must raise awareness of the range of benefits that we believe the Hi Art system offers to both existing and potential customers, and their patients. An important part of our sales strategy involves educating and training clinicians to utilize the entire functionality of the Hi Art system. In particular, most clinicians are currently unfamiliar with techniques which involve using the full quantitative imaging capabilities of the Hi Art system, which enables clinicians to adapt a patient’s treatment plan in response to anatomical changes and the cumulative amount of radiation received by specific areas within the patient over the course of treatment. In addition, we must further educate clinicians about the ability of the Hi Art system to treat a wide range of cancers effectively and efficiently. If clinicians are not properly educated about the use of the Hi Art system for adaptive radiation therapy, they may be unwilling or unable to take advantage of the full range of functionality that we believe the Hi Art system offers, which could have an adverse effect on our product sales.
     In determining whether to purchase a single Hi Art system or whether to purchase multiple Hi Art systems, we understand that clinicians may weigh the benefits that the Hi Art system offers their patients, especially those with tumors typically treated using less sophisticated equipment, against the additional time required to implement Hi Art system’s image guided treatment functionality and the higher cost of the Hi Art system when compared to systems with less functionality. Customers or potential customers may decide that certain tumors can be adequately treated using traditional radiation therapy systems, notwithstanding the greater precision and functionality enabled by the Hi Art system. These considerations may be particularly relevant to cancer treatment centers that only have space for a single radiation therapy system. In order to increase sales of the Hi Art system to these customers, we must succeed in implementing enhancements to the Hi Art system to improve speed and patient throughput in order to render the time differentials between certain procedures performed using the Hi Art system and those performed using competitive systems insignificant. We must also succeed in educating clinicians about the potential for cost effective reimbursement for procedures performed using the Hi Art system. In addition, we must raise awareness of the Hi Art system among potential patients, who are increasingly educated about cancer treatment options and therefore drive adoption of new technologies by clinicians. Our efforts to expand sales of the Hi Art system in the long-term may be adversely affected if we fail in implementing these strategies.
Our ability to increase our profitability depends in part on increasing our gross margins, which we may not be able to achieve.
     Our gross margin was 38.2% in 2004, 33.9% in 2005 and 34.2% in 2006. Our gross margins have been impacted by higher component costs and failure rates than we originally anticipated, resulting in increased warranty expense and negative profit margins on most of our existing service contracts for the Hi Art system. We are making investments in developing alternate components, implementing enhancements to increase the performance of components currently used in the Hi Art system and seeking to identify lower priced components of comparable or improved performance and quality. If we are unable to reduce our expenses through these initiatives and maintain competitive pricing of service contracts, our profitability may not improve or may be adversely affected.
If we are unable to maintain existing research collaboration relationships, enter into new collaboration arrangements in the future or enter into license agreements with our collaborators and others, our ability to enhance the Hi Art system may be adversely affected.
     To date, we have entered into research collaboration arrangements with over 20 hospitals, cancer treatment centers and academic institutions, and a national laboratory. These research collaborations support our internal research and development capabilities and represent a key element of our on-going research and development program. Among other things, our current collaborations supplement initiatives to more fully automate the treatment and adaptive therapy processes enabled by the Hi Art system, as well as initiatives to accommodate real-time patient movements during treatment. Our research collaboration partners may not fulfill all of their obligations under our arrangements with them. If our current research collaborations do not meet our research and development expectations, or if we are unable to enter into additional research collaborations in the future to replace unproductive collaborations or add new collaborations, our ability to enhance the Hi Art system may be adversely affected. In addition, we may also face significant competition in seeking third-party collaborators and may be unable to find third parties with whom to pursue research collaborations on a timely basis or on acceptable terms. Our inability to successfully collaborate with third parties would increase our development costs, delay new or pending developments and could limit the likelihood of successful enhancements to the Hi Art system.
     Our collaboration agreements generally provide that we either (1) own, in the case of our own developments, (2) have the right to use, in the case of joint developments, or (3) have the right to license, in the case of developments by our collaborator, technology developed pursuant to a collaboration. We cannot provide any assurance that we will successfully enter into license agreements with any of our collaborators concerning technology that is jointly developed or developed by the collaborator. If we are unable to enter into exclusive license agreements with a collaborator over technology that is jointly developed with, or solely developed by, the collaborator, the collaborator may be able to use or license the technology to third parties. Furthermore, if we are unable to enter into license agreements with a collaborator for technology that is jointly developed with, or solely developed by, the collaborator, we may be unable to use that technology. In addition, if we are unable to agree with our collaborators concerning ownership or proper inventorship of technology developed under the collaboration agreement, we may be forced to engage in arbitration or litigation to determine the proper ownership or inventorship.
     We continue to invest in developing technology that we may wish to incorporate into future Hi Art systems in order to improve our product offering and keep pace with our competition. We may need to license such technology from third parties, but there can be no assurance that such licenses will be available on terms acceptable to us or at all.

We rely on a third party to perform spare parts shipping and other logistics functions on our behalf. A failure or disruption at our logistics providers would adversely impact our business.
     Customer service is a critical element of our sales strategy. In particular, Kuehne + Nagel Inc. stores almost all of our spare parts inventory in depots around the world and performs a significant portion of our spare parts logistics and shipping activities. We may utilize additional logistics service providers in connection with the expansion of our international sales. If Kuehne + Nagel suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its operations, or we have to change and qualify an alternative logistics provider, shipments of spare parts to our customers may be delayed and our reputation and results of operations may be adversely affected.
If third-party payors do not continue to provide sufficient coverage and reimbursement to healthcare providers for use of the Hi Art system, sales of the Hi Art system may be adversely affected.
     Our ability to market and sell the Hi Art system successfully depends in part on the extent to which sufficient reimbursement for treatment procedures using the Hi Art system will be available from third-party payors such as private health insurance plans and health maintenance organizations and, to a lesser degree, government payor programs such as Medicare and Medicaid. Third-party payors, and in particular managed care organizations, are continuously challenging the prices charged for medical products and services and instituting cost containment measures to control or significantly influence the purchase of medical products and services. These cost containment measures, if instituted in a manner affecting the coverage of, or reimbursement for, treatment procedures performed using the Hi Art system, could discourage cancer treatment centers and hospitals from purchasing the Hi Art system.
     Treatment procedures performed using the Hi Art system are currently covered and reimbursed at acceptable rates by third-party payors. However, we cannot provide any assurance that third-party payors will continue to reimburse these procedures at current rates or will continue to consider these procedures to be cost-effective compared to other treatments. Clinicians may be reluctant to purchase the Hi Art system or may decline to do so entirely if they determine there is insufficient coverage and reimbursement from third-party payors for the cost of procedures performed using the Hi Art system, which could have an adverse impact on our sales.
     Reimbursement for services rendered to Medicaid beneficiaries is determined pursuant to each state’s Medicaid plan, which is established by state law and regulations and is subject to the requirements of federal laws and regulations. The Balanced Budget Act of 1997 revised the Medicaid program to provide each state more control over coverage and payment matters. In addition, the Centers for Medicare and Medicaid Services has granted many states waivers to allow for greater control of the Medicaid program at the state level. The impact on our business of this greater state control on Medicaid payment for diagnostic services remains uncertain.
     Our success in non-U.S. markets also depends upon treatment procedures using the Hi Art system being eligible for reimbursement through government-sponsored healthcare payment systems, private third-party payors and labor unions. Reimbursement and healthcare payment systems in international markets vary significantly by country and, within some countries, by region. In many international markets, payment systems may control reimbursement for procedures performed using new products as well as procurement of these products. In addition, as economies of emerging markets develop, these countries may implement changes in their healthcare delivery and payment systems. Healthcare cost containment efforts are prevalent in many of the countries in which we sell, or intend to sell, our product and these efforts are expected to continue. Market acceptance of the Hi Art system in a particular country may depend on the availability and level of reimbursement in that country. Our ability to generate sales may be adversely affected if customers are unable to obtain or maintain adequate reimbursement for treatment procedures using the Hi Art system in markets outside of the United States in which we are selling, or are seeking to sell, the Hi Art system.
We have a limited history of manufacturing the Hi Art system in commercial quantities and may encounter manufacturing problems or delays that could result in lost revenue.

     We commenced manufacturing the Hi Art system in late 2002 and recently moved production to a newly-constructed facility in Madison, Wisconsin. The manufacturing processes at our facility include subassembly, assembly, system integration and testing. We must manufacture and assemble the Hi Art system in commercial quantities in compliance with regulatory requirements and at an acceptable cost. We have only a limited history of manufacturing commercial quantities of the Hi Art system and, as a result, we may have difficulty manufacturing the Hi Art system in sufficient quantities in a timely manner. To manage our manufacturing operations with our suppliers, we forecast anticipated product orders and material requirements to predict our inventory needs up to six months in advance and enter into purchase orders on the basis of these requirements. Our limited manufacturing history may not provide us with enough data to accurately predict future component demand. Accordingly, we may encounter difficulties in scaling up production of the Hi Art system, including problems with quality control and assurance, component supply shortages, increased costs, shortages of qualified personnel and difficulties associated with compliance with local, state, federal and foreign regulatory requirements. In addition, if we are unable to maintain larger-scale manufacturing capabilities, our ability to generate revenue will also be limited and our reputation could be damaged. If we cannot achieve the required level and quality of production, we may need to outsource production or rely on licensing and other arrangements with third parties who possess sufficient manufacturing facilities and capabilities in compliance with regulatory requirements. Even if we could outsource needed production or enter into licensing or other third-party arrangements, this could reduce our gross margin.
Our manufacturing operations are conducted at a single location and any disruption at our facility could increase our expenses.
     All of our manufacturing operations are conducted at a single location in Madison, Wisconsin. This location contains bunkers for testing the Hi Art system because it emits radiation. We do not maintain a backup manufacturing facility and we therefore depend on our current facility for the continued operation of our business. We take precautions to safeguard our facility, including insurance, health and safety protocols, and off-site storage of computer data. However, a natural disaster could cause substantial delays in our manufacturing operations, damage or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against natural disasters may not be adequate to cover our losses in any particular case. With or without insurance, damage to our manufacturing facility or our other property, or to any of our suppliers, due to a natural disaster or casualty event may have a material adverse effect on our business, financial condition and results of operations.
We rely on local distributors to market and distribute the Hi Art system in much of the Asian market.
     We rely on third-party distributors for the marketing and distribution of the Hi Art system in Japan, Taiwan, South Korea, Singapore, India and China. The percentage of our revenue derived from sales by local distributors was 11% in 2005 and 21% in 2006. A component of our growth strategy is to expand our marketing and sales through distributors in additional countries. In our standard distribution agreement, we appoint an exclusive distributor for a specific country for a period of three years. The agreement sets forth annual sales targets and we are entitled to terminate the agreement if the distributor fails to meet these sales targets. To date, we have not had to terminate our relationship with a single distributor due to a failure to meet the minimum sales targets. We have also developed a certification procedure to ensure each distributor can fulfill its obligations under the distribution agreement. Accordingly, our success in generating sales in countries where we have engaged local distributors depends in part on the efforts of others whom we do not control. Many of our local distributors have only limited personnel capabilities, although we require them to assume responsibility for marketing, sales and service efforts in their country. As a result, these distributors may not be able to successfully market, sell and service the Hi Art system, may not devote sufficient time and resources to support adequate marketing and selling efforts, and may not market the Hi Art system at prices that will permit the Hi Art system to develop, achieve or sustain market acceptance, any of which could adversely affect our potential for revenue from international markets. In addition, if a distributor is terminated by us or goes out of business, it may take us a period of time to locate an alternative distributor and to train its personnel to market the Hi Art system and our ability to sell the Hi Art system in that distributor’s country could be adversely affected.

Our results may be adversely affected by changes in foreign currency exchange rates.
     In 2006, we derived 84% of our revenue from contracts denominated in U.S. dollars, 15% in Euros and 1% in Canadian dollars. The substantial majority of our expenses have historically been denominated in U.S. dollars. However, in 2006 we opened an office in Brussels, Belgium and increased our hiring efforts in Europe. As a result, we anticipate that an increasing portion of our expenses will be denominated in Euros. If the U.S. dollar weakens against the Euro, it will have a negative impact on our profit margins. We do not currently have a hedging program in place to offset these risks.
     In addition, long-term movements in foreign currency exchange rates could affect the competitiveness of the Hi Art system. In the recent past, we have benefited from a relatively weak U.S. dollar that has made our pricing more competitive compared to our non-U.S. competitors. This has been a contributor to our international orders and revenue growth. Although sales of the Hi Art system internationally may occur in local currencies, our overall cost structure remains largely U.S. dollar based. If some of our competitors have cost structures based in other currencies, our overall margins and pricing competitiveness may be adversely affected. Any significant strengthening of the U.S. dollar against other countries’ currencies may result in slower growth in our international orders and revenue, which could negatively affect our overall financial performance and results.
Technological breakthroughs in cancer treatment could render the Hi Art system obsolete.
     The cancer treatment market is characterized by continual technological change and product innovation. The Hi Art system is based on our proprietary technology, but a number of our competitors are pursuing new radiation therapy systems incorporating IGRT and adaptive radiation therapy techniques. In addition, companies in the pharmaceutical or biotechnology fields may seek to develop methods of cancer treatment that are more effective than radiation therapy, resulting in decreased demand for the Hi Art system. Because the Hi Art system has a long development cycle and because it can take significant time to receive government approvals for changes to the Hi Art system, we must anticipate changes in the marketplace and the direction of technological innovation. Accordingly, if we are unable to anticipate and address new innovations in the cancer treatment market, the Hi Art system or an aspect of its functionality may be rendered obsolete, which would have a material adverse effect on our business, financial condition and results of operations.
A significant percentage of our sales are in international markets, and economic, political and other risks associated with international sales and operations could adversely affect our sales or make them less predictable.
     The percentage of our revenue derived from sales of the Hi Art system outside of North America was 6% in 2004, 22% in 2005 and 43% in 2006. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. In particular, in 2006 we opened a European office in Brussels, Belgium which includes sales, service and call center operations. In addition, we have entered into agreements with distributors in Asia who purchase the Hi Art system from us for resale to end customers. We support our international marketing and sales activities from both our U.S. headquarters in Madison, Wisconsin and our office in Brussels, Belgium.
     We face additional risks resulting from our international operations including:
•	difficulties in enforcing agreements and collecting receivables in a timely manner through the legal systems of many countries outside North America;

•	the failure to fulfill foreign regulatory requirements to market the Hi Art system on a timely basis or at all;

•	availability of, and changes in, reimbursement within prevailing foreign health care payment systems;

•	difficulties in managing foreign relationships and operations, including any relationships that we establish with foreign distributors or sales or marketing agents;

•	limited protection for intellectual property rights in some countries;

•	fluctuations in currency exchange rates;

•	the possibility that foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade;

•	the possibility of any material shipping delays; and

•	significant changes in the political, regulatory, safety or economic conditions in a country or region.
     If we fail to overcome the challenges we encounter in our international operations, our business will be materially adversely affected.
Product liability suits, whether or not meritorious, could be brought against us due to an alleged defective component of the Hi Art system or for the misuse of the Hi Art system. These suits could result in expensive and time-consuming litigation, payment of substantial damages and an increase in our insurance rates.
     Our business exposes us to potential product liability claims that are inherent in the manufacture, sale, installation, servicing and support of medical devices. The medical device industry has historically been litigious, and we would face financial exposure to product liability claims if the use of the Hi Art system were to cause or contribute to injury or death, whether by aggravating existing patient symptoms or otherwise. Because the Hi Art system involves the delivery of radiation to the human body, the possibility for significant injury or death exists. The tolerance for error in the design, manufacture, installation, servicing, support or use of the Hi Art system may be small or nonexistent. We may also be subject to claims for property damage or economic loss related to, or resulting from, any errors or defects in the Hi Art system, or the installation, servicing and support of the Hi Art system, or any professional services rendered in conjunction with the Hi Art system. Additionally, it is also possible that defects in the design or manufacture of the Hi Art system might necessitate a product recall. For instance, new components or enhancements to the Hi Art system may contain undetected errors or performance problems that, despite testing, are discovered only after installation. Although we maintain product liability insurance for the Hi Art system, the coverage limits of these policies may be inadequate to cover future claims. As sales of the Hi Art system increase, we may be unable to maintain product liability insurance on acceptable terms or at reasonable costs and such insurance may not provide us with adequate coverage for all potential liabilities. A successful claim brought against us relating to a liability that is in excess of our insurance coverage, or for which insurance coverage is denied or limited, would require us to pay damage amounts that could be substantial and have a material adverse effect on our financial position and could divert management’s attention from our core business.
The effectiveness of procedures performed using the Hi Art system are not yet supported by long-term clinical data and the medical community has not yet developed a large body of peer-reviewed literature that supports the Hi Art system’s safety and efficacy.
     We do not have significant clinical data supporting the advantages that we believe the Hi Art system offers in comparison with competing products and technologies. For example, because the Hi Art system has only been on the market since 2003, we have only limited complication or patient survival rate data, which are common long-term measures of clinical effectiveness in cancer treatment. In addition, there are a limited number of peer-reviewed medical journal publications regarding the safety and efficacy of the Hi Art system. If future patient studies or clinical experience do not support our beliefs that the Hi Art system offers a safe and effective treatment for a wide variety of cancers, use of the Hi Art system could fail to increase or could decrease, and our growth and operating results would therefore be adversely affected. In addition, if future results and experience indicate that the Hi Art system causes unexpected or serious complications or other unforeseen negative effects, the FDA could rescind our clearances, our reputation with clinicians and patients could suffer and we could be subject to significant legal liability.
Our success will depend on our ability to attract and retain qualified personnel.
     We are highly dependent on members of our senior management, operations and research and development staff. Our continued success will depend on our ability to retain our current management and qualified personnel with expertise in research and development, engineering, service, manufacturing, sales, marketing and finance. Competition is intense in the medical device industry for senior management personnel, as well as other qualified personnel, and finding and retaining such personnel with experience in our industry is very difficult. There is substantial time and training required for all newly-hired employees to learn our product and proprietary systems. The loss of the services of certain members of our senior management, scientists, clinicians, or engineers could prevent the implementation and completion of our business objectives. The loss of a member of senior management or our professional staff would also require the remaining executive officers to divert substantial attention to seeking a replacement.
     Additionally, the sale and after-sale support of the Hi Art system is logistically complex, requiring us to maintain an extensive infrastructure of field sales and customer support personnel. We face considerable challenges, including managing geographically dispersed efforts, in recruiting, training, managing, motivating and retaining these teams. If we are unable to maintain and grow an adequate pool of trained and motivated personnel, our reputation could suffer and our financial position could be adversely affected.
If we do not effectively manage our growth, our business may be significantly harmed.
     The number of our employees increased from 327 as of December 31, 2005 to 492 as of December 31, 2006. In addition, we have significantly expanded our activities outside of the United States, including the establishment of a customer support center in Brussels, Belgium and spare parts depots around the world. In order to implement our business strategy, we expect continued growth in our employee and infrastructure requirements, particularly as we expand our manufacturing, customer service and sales and marketing capacities. To manage our growth, we must expand our facilities, augment our management, operational and financial systems, hire and train additional qualified personnel, scale-up our manufacturing capacity and expand our marketing and distribution capabilities. Our manufacturing, assembly and installation process is complex and we must effectively scale this entire process to satisfy customer expectations and changes in demand. We also expect to increase the number of sales and marketing personnel as we expand our business, and although the number of people we employ in our international offices has grown significantly, in many international locations we still lack the minimum critical mass to qualify for group efficiencies, which drives our overall cost of operations higher. We cannot be certain that our personnel, systems, procedures and internal controls will be adequate to support our future operations. Our business will suffer if we cannot manage our growth effectively.
Many countries require that software user interfaces be translated into their respective local language. Failure to adhere to each country’s law with respect to the language of the user interface may cause substantial disruptions in the delivery of new systems and the use of existing systems.
     The governmental agencies regulating medical devices in some countries require that the user interface on medical device software be in the local language. This may conflict with the preferences of some end customers who believe that an English user interface allows for the broadest range of use by clinicians and the safest way to utilize the system. We currently provide user guides and manuals in the local language but only provide an English language version of the user interface. If we cannot convert our user interface to local languages to comply with those regulatory requirements, the use of our systems may be interrupted and it may cause the delay or cessation of future sales in those countries.

We may need to raise additional capital in the future and may be unable to do so on acceptable terms. This could limit our ability to grow and carry out our business plan.
     We believe that the net proceeds from our recent IPO, together with our cash reserves and cash from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the 12 months following the IPO. If our estimates of revenue, expenses, or capital or liquidity requirements change or are inaccurate, or if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or arrange additional debt financing. In the future, we may also seek to sell additional equity or arrange debt financing to give us financial flexibility to pursue attractive acquisition or investment opportunities that may arise, although we currently do not have any acquisitions or investments planned. We cannot be certain that we will be able to obtain additional financing on commercially reasonable terms or at all, which could limit our ability to grow and carry out our business plan, or that any such additional financing, if raised through the issuance of equity securities, will not be dilutive to our existing shareholders. If we raise additional funds through licensing arrangements, it may be necessary to relinquish potentially valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. If any of these events occurs, it could adversely affect our business, financial condition and results of operations.
We have not yet evaluated our internal controls over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act.
     With the conclusion of our recent IPO, we now will be required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act by no later than the end of our 2008 fiscal year. We are in the process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404. This process may divert internal resources and will take a significant amount of time and effort to complete. To the extent that we are not currently in compliance with Section 404, we may be required to implement new internal control procedures and re-evaluate our financial reporting. We may experience higher than anticipated operating expenses as well as increased independent auditor fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel in order for us to comply with Section 404. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in our being unable to obtain an unqualified report on internal controls from our independent auditors, which could have a negative impact on our stock price.
Risks Related to Our Intellectual Property
If we are not able to meet the requirements of our license agreement with the Wisconsin Alumni Research Foundation, or WARF, we could lose access to the technologies licensed thereunder and be unable to produce or sell the Hi Art system.
     We license from WARF significant technology under a license agreement that requires us to pay royalties to WARF. In addition, the license agreement obligates us to pursue an agreed development plan and to submit periodic reports, and restricts our ability to take actions to defend the licensed patents. WARF has the right to unilaterally terminate the agreement if we do not meet certain minimum royalty obligations or satisfy other obligations related to our utilization of the technology. If WARF were to terminate the agreement or if we were to otherwise lose the ability to exploit the licensed patents, our competitive advantage would be greatly reduced and we may not be able to find a source to replace the licensed technology. The license agreement reserves to WARF the right to defend or prosecute any claim arising with respect to the licensed technology. If WARF does not vigorously defend the patents, any competitive advantage we have based on the licensed technology may be hampered. WARF also has the option, without receiving our prior consent, to settle a claim by granting a license to a third party for any of the licensed technology. Such a license would have the potential to reduce our competitive advantage.

If we are not able to adequately protect our intellectual property and proprietary technology our competitive position, future business prospects and financial performance will be adversely affected.
     Our success depends significantly on our ability to protect our intellectual property and proprietary technologies used in the Hi Art system. If we fail to obtain patents, are unable to obtain patents with claims of a scope necessary to cover our technology, or our issued patents are determined to be invalid or not to cover our technology, our competitors could use portions of our intellectual property, which could weaken our competitive position. We have an active program to protect our proprietary inventions through the filing of patent applications and taking certain steps to preserve the confidentiality of our confidential and proprietary information. There can be no assurance, however, that:
•	current or future U.S. or foreign patent applications will be approved in a timely manner or at all;

•	our issued patents will protect our intellectual property and not be challenged by third parties;

•	we will develop patentable intellectual property;

•	the validity of our patents will be upheld;

•	the patents of others will not have an adverse effect on our ability to do business; or

•	others will not independently develop similar or competing products or methods or design around any patents that may be issued to us.
     Although we have attempted to obtain patent coverage for our technology where available and appropriate, there are aspects of the technology for which patent coverage was never sought or never received. There are also countries in which we sell or intend to sell the Hi Art system, but have no patents or pending patent applications. Our ability to prevent others from making or selling duplicate or similar technologies will be impaired in those countries in which we have no patent protection. We also may not be able to protect our patent rights effectively in some foreign countries.
Our failure to protect the intellectual property we create would cause our business to suffer.
     In addition to patents, we rely on a combination of copyright, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties, to protect our proprietary rights. We cannot be certain that these contracts have not and will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors. We cannot be certain that the steps we have taken to protect our proprietary information will be sufficient to safeguard the technology underlying the Hi Art system.
We may initiate lawsuits to protect or enforce our patents or other intellectual property rights, which could be expensive and, if we lose, could cause us to lose some of our intellectual property rights.
     There may be companies that are currently marketing or may, in the future, market products that compete with the Hi Art system in a direct challenge to our intellectual property position. In such cases, we may initiate litigation in order to stop them. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially valuable. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert our management’s attention from our core business. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us.
     In addition, we may become involved in litigation to protect our trademark rights associated with our company name or the names used with the Hi Art system. Third parties may assert that our company name and names used with the Hi Art system infringe rights held by others or are ineligible for proprietary protection. If we have to change the name of our company or the Hi Art system, we may experience a loss in goodwill associated with our brand name, customer confusion and a loss of sales.
We may become subject to costly intellectual property litigation, which could affect our future business and financial performance.
     The medical device industry has been characterized by frequent intellectual property litigation. In particular, the field of radiation therapy for cancer is well-established and crowded with the intellectual property of competitors and others. A number of companies in our market, as well as universities and research institutions, have intellectual property, including patents and patent applications, that relate to the use of radiation therapy to treat cancer. We have not conducted an extensive search of patents pending or issued to third parties, and no assurance can be given that third party patents containing claims covering the Hi Art system, technology or methods do not exist, have not been filed or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas or fields, our competitors or other third parties may assert that the Hi Art system and the methods we employ in the use of our product are covered by United States or foreign patents held by them. As the number of competitors in the market for less invasive cancer treatment alternatives grows, and as the number of patents issued in this area grows, the possibility of patent infringement claims against us increases. Any such claim or litigation, regardless of merit, could cause us to incur substantial expenses and delay or materially disrupt the conduct of our business. We could also be required to pay a substantial damage award, develop non-infringing technology, enter into royalty-bearing licensing agreements, if such licenses are available on terms reasonable to us or at all, or stop selling our products. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.
We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
     As is common in the medical device industry, we employ individuals who were previously employed at other medical equipment or biotechnology companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.
Risks Related to Regulatory Matters
Modifications, upgrades and future products related to the Hi Art system or new indications may require new FDA premarket approvals or 510(k) clearances, and such modifications, or any defects in design or manufacture may require us to recall or cease marketing the Hi Art system until approvals or clearances are obtained.
     The Hi Art system is a medical device that is subject to extensive regulation in the United States and elsewhere, including by the FDA and its foreign counterparts. Before a new medical device, or a new use of or claim for an existing medical device, can be marketed in the United States, it must first receive either premarket approval or 510(k) clearance from the FDA, unless an exemption exists. Either process can be expensive and lengthy. The FDA’s 510(k) clearance process usually takes from three to twelve months, but can last longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. Despite the time, effort and cost, there can be no assurance that any particular device will be approved or cleared by the FDA through either the premarket approval process or 510(k) clearance process. We have obtained 510(k) clearance from the FDA to market the Hi Art system for the treatment of tumors or other targeted tissues anywhere in the body where radiation therapy is indicated. An element of our strategy is to continue to upgrade the Hi Art system to incorporate new software and hardware enhancements that may require the approval of or clearance from the FDA or its foreign counterparts. Certain upgrades previously released by us required 510(k) clearance before we were able to offer them for sale. We expect that certain of our future upgrades to the Hi Art system will also require 510(k) clearance; however, future upgrades may be subject to the substantially more time-consuming and uncertain premarket approval process.
     The FDA requires device manufacturers to determine whether or not a modification requires an approval or clearance. Any modification to an FDA approved or cleared device that would significantly affect its safety or efficacy or that would constitute a major change in its intended use would require a new premarket approval or 510(k) clearance. We have made modifications to the Hi Art system in the past and may make additional modifications in the future that we believe do not or will not require additional approvals or clearances. If the FDA disagrees and requires us to obtain additional premarket approvals or 510(k) clearances for any modifications to the Hi Art system and we fail to obtain such approvals or clearances or fail to secure approvals or clearances in a timely manner, we may be required to cease manufacturing and marketing the modified device or to recall modified devices until we obtain FDA approval or clearance. In addition, we may be subject to significant regulatory fines or penalties.
     The FDA and its foreign counterparts regulate virtually all aspects of a medical device’s design, development, testing, manufacturing, labeling, storage, record keeping, reporting, sale, promotion, distribution and shipping. Medical devices may be marketed only for those indications for which they are approved or cleared. The FDA and its foreign counterparts also may change these policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay premarket approval or 510(k) clearance of our device, or could impact our ability to market our currently cleared device.

The Hi Art system is subject to recalls even after receiving FDA clearance or approval, which would harm our reputation, business and financial results.
     We are subject to the medical device reporting regulations, which require us to report to the FDA if the Hi Art system causes or contributes to a death or serious injury, or malfunctions in a way that would likely cause or contribute to a death or serious injury. The FDA and similar governmental bodies in other countries have the authority to require the recall of the Hi Art system if we fail to comply with relevant regulations pertaining to manufacturing practices, labeling, advertising or promotional activities, or if new information is obtained concerning the safety or efficacy of the Hi Art system. A government-mandated or voluntary recall by us could occur as a result of manufacturing defects, labeling deficiencies, packaging defects or other failures to comply with applicable regulations. Any recall would divert management attention and financial resources and could harm our reputation with customers. A recall involving the Hi Art system could be particularly harmful to our business, financial condition and results of operations because it is currently our only product.
If we or our distributors do not obtain and maintain the necessary regulatory approvals in a specific country, we will not be able to market and sell the Hi Art system in that country.
     To be able to market and sell the Hi Art system in a specific country, we or our distributors must comply with the regulations of that country. While the regulations of some countries do not impose barriers to marketing and selling the Hi Art system or only require notification, others require that we or our distributors obtain the approval of a specified regulatory body. These regulations, including the requirements for approvals, and the time required for regulatory review vary from country to country. Obtaining regulatory approvals is expensive and time-consuming, and we cannot be certain that we or our distributors will receive regulatory approvals in each country in which we plan to market the Hi Art system. If we modify the Hi Art system, we or our distributors may need to apply for additional regulatory approvals before we are permitted to sell it. We may not continue to meet the quality and safety standards required to maintain the authorizations that we or our distributors have received. If we or our distributors are unable to maintain our authorizations in a particular country, we will no longer be able to sell the Hi Art system in that country, and our ability to generate revenue will be materially adversely affected.
We must manufacture the Hi Art system in accordance with federal and state regulations and we could be forced to recall our installed systems or terminate production if we fail to comply with these regulations.
     We are required to comply with the FDA’s quality system regulations, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of the Hi Art system. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality requirements. The FDA enforces the Quality System Regulation through periodic inspections. Our quality system has passed several third-party audits, but has not yet been inspected by the FDA. The Hi Art system is also subject to similar state regulations and various worldwide laws and regulations. If in the future we fail a Quality System Regulation inspection, our operations could be disrupted and our manufacturing operations delayed. Failure to take adequate corrective action in response to a Quality System Regulation inspection could force a shutdown of our manufacturing operations and a recall of the Hi Art system. If any of these events occurs, our reputation could be harmed, and we could lose customers and suffer reduced revenue and increased costs.
If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.
     There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services has promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most uses and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. Although we are not a covered entity under HIPAA, we have entered into agreements with certain covered entities under which we are considered to be a “business associate” under HIPAA. As a business associate, we are required to implement policies, procedures and reasonable and appropriate security measures to protect individually identifiable health information we receive from covered entities. Our failure to protect health information received from customers could subject us to liability and adverse publicity, and could harm our business and impair our ability to attract new customers.
     In addition, if the firewall software protecting the information contained in the Hi Art system’s database fails or someone is successful in hacking into the database, we could face damage to our business reputation and possible litigation and regulatory action. Certain governmental agencies, such as the U.S. Department of Health and Human Services and the Federal Trade Commission, have the authority to protect against the misuse of consumer information by targeting companies that collect, disseminate or maintain personal information in an unfair or deceptive manner. We are also subject to the laws of those foreign jurisdictions in which we sell the Hi Art system, some of which currently have more protective privacy laws. If we fail to comply with applicable regulations in this area, our business and prospects could be harmed.
We are subject to federal and state laws prohibiting “kickbacks” and false or fraudulent claims, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.
     A federal law commonly referred to as the Medicare/Medicaid anti-kickback law, and several similar state laws, prohibit persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under federal healthcare programs, such as Medicare and Medicaid.
     These laws constrain our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers of medical devices. We have a variety of arrangements with our customers that could implicate these laws. For example, we provide research grants to some of our customers to support customer studies related to protocols in using the Hi Art system. Due to the breadth of some of these laws, and the range of interpretations to which they are subject to, it is possible that some of our current or future practices might be challenged under one or more of these laws. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent, or for items or services that were not provided as claimed. While we do not give our customers advice on coding or billing procedures performed using the Hi Art system, we may inadvertently or informally provide billing or code information in response to customer inquiries regarding reimbursement for procedures. We cannot provide any assurance that the government will not view our inadvertent or informal statements regarding billing or coding to be advice, in which case we could be liable for providing erroneous advice. Anti-kickback and false claims laws prescribe civil and criminal penalties for noncompliance, which can be substantial. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Common Stock
Our common stock has only recently been publicly traded and we expect that the price of our common stock will fluctuate substantially.
     Prior to our recent IPO, there was no public market for shares of our common stock. An active public trading market may not be sustained. The market price of our common stock will continue to be affected by a number of factors, including:
•	fluctuations in quarterly revenue and net income;

•	regulatory developments related to the manufacturing, marketing or sale of the Hi Art system;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analyst that elects to follow our common stock;

•	sales of large blocks of our common stock; and

•	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results.
     Share price fluctuations may be exaggerated if the trading volume of our common stock is too low. The lack of a trading market may result in the loss of research coverage by securities analysts. Moreover, we cannot provide any assurance that any securities analysts will initiate or maintain research coverage of our company and our ordinary shares. If our future quarterly operating results are below the expectations of securities analysts or investors, the price of our common stock would likely decline. Securities class action litigation has often been brought against companies following periods of volatility. Any securities litigation claims brought against us could result in substantial expense and divert management’s attention from our business.
Sales of a substantial number of shares of our common stock in the market by our existing shareholders, or the perception that such sales could occur, could result in a decline in our stock price.
     As of May 31, 2007, we had 49,020,151 shares outstanding. The 11,743,420 shares of our common stock we and the selling shareholders sold in our recent IPO and the 290,644 shares of common stock held by employees not under a lock up agreement are freely tradable without restriction. Holders of approximately 99.2% our outstanding shares, including all of our directors and officers, have signed lock-up agreements for a period of 180 days, which expires on November 4, 2007, subject to extension in the case of an earnings release or material news or a material event relating to us. In addition, the holders of options to purchase 1,328,058 shares, out of a total of vested options to purchase 1,850,698 shares as of May 31, 2007, have signed lock-up agreements. Merrill Lynch, Pierce, Fenner & Smith Incorporated may, in its sole discretion and without notice, release all or any portion of the shares subject to lock-up agreements. As restrictions on resale end, the market price of our common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares or other securities. The following chart shows when we expect that the remaining 36,986,087 shares that were not sold in the IPO will be available for resale in the public markets.

Number of Shares/
Percentage of Total
Outstanding	Date of Availability for Resale into the Public Market
250,875/0.7%	August 9, 2007
33,070,068/67.5%	November 4, 2007, of which 11,926,613, or 24.3% of our total outstanding shares, are subject to volume limitations under Rule 144.
3,665,144/9.9%	Later than November 4, 2007.

     In addition, subject to certain conditions, holders of an aggregate of 24,537,851 shares of common stock now have the right to require us to file registration statements relating to their shares or to include their shares in registration statements that we may file for ourselves or other shareholders with the Securities and Exchange Commission, or SEC. We also registered 6,997,843 shares of our common stock that are authorized for issuance under our equity compensation plans. They now can be freely sold in the public market upon issuance, subject to the lock-up agreements described above and the restrictions imposed on our affiliates under Rule 144.
A subset of our shareholders now own approximately 29.4% of our outstanding common stock and could limit new shareholders’ influence on corporate decisions or could delay or prevent a change in corporate control.
     The current largest beneficial owners of our shares, Venture Investors, Avalon Technology and Endeavors Group, beneficially own in the aggregate 29.4% of our shares. As a result, these shareholders, if acting together, could exercise significant influence over the outcome of all matters submitted to our shareholders for approval. This concentration of ownership could have the effect of:
•	delaying, deferring or preventing a change in control of our company;

•	entrenching our management and/or board;

•	impeding a merger, consolidation, takeover or other business combination involving our company; or

•	discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our company.
     This concentration of ownership may also adversely affect our share price in the future.
We do not anticipate paying cash dividends on our common stock in the future.
     We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. The payment of dividends will be at the discretion of our board of directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payments of dividends present in our current and future debt agreements, and other factors our board of directors may deem relevant. We are subject to a covenant under our line of credit agreement that places restrictions on our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.
Anti-takeover provisions included in our amended and restated articles of incorporation and bylaws could delay or prevent a change of control of our company, which could adversely impact the value of our common stock and may prevent or frustrate attempts by our shareholders to replace or remove our current management.
     Our amended and restated articles of incorporation and amended and restated bylaws, which are to become effective at the closing of this offering, contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our shareholders might consider favorable. These provisions include the following:
•	our board of directors is authorized to issue preferred stock in series, with the designation, powers, preferences and rights of each series to be fixed by our board of directors;

•	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;

•	a requirement that special meetings of shareholders be called only by a majority of our Board of Directors or our Chief Executive Officer upon demand of the holders of record of shares representing ten percent or as otherwise required by law;

•	advance notice requirements for shareholder proposals and nominations; and

•	our bylaws may be amended by approval of either our shareholders or our board of directors, except where: (i) our articles of incorporation or the Wisconsin Business Corporation Law reserve the power exclusively to the shareholders, or (ii) the shareholders, in adopting, amending or repealing a particular bylaw, provide within the bylaws that the Board of Directors may not amend, repeal or readopt such bylaw.
     In addition, a change of control of our company may be discouraged, delayed or prevented by Sections 180.1140 to 180.1144 of the Wisconsin Business Corporations Law. These provisions generally restrict a broad range of business combinations between a Wisconsin corporation and a shareholder owning 10% or more of our outstanding voting stock. These and other provisions in our amended and restated articles of incorporation, amended and restated bylaws and Wisconsin law could make it more difficult for shareholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors, including to delay or impede a merger, tender offer or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
     We have issued and sold the following unregistered securities during the three months ended March 31, 2007.
1. We sold an aggregate of 1,408,472 shares of common stock to employees, directors and consultants for cash consideration in the aggregate amount of approximately $1,455,785 upon the exercise of stock options and stock awards.
2. We sold an aggregate of 335,012 shares of common stock to employees, directors and existing shareholders for cash consideration in the aggregate amount of approximately $523,000 upon the exercise of warrants.
     We claimed exemption from registration under the Securities Act of 1933, as amended (“Securities Act”) for the sales and issuances of securities in the transactions described in paragraph (1) above under Section 4(2) of the Securities Act in that such sales and issuances did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.
     We claimed exemption from registration under the Securities Act for the sale and issuance of securities in the transactions described in paragraph (2) by virtue of Section 4(2) and/or Regulation D promulgated thereunder as transactions not involving any public offering. All of the purchasers of unregistered securities for which we relied on Section 4(2) and/or Regulation D represented that they were accredited investors as defined under the Securities Act. We claimed such exemption on the basis that (a) the purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about we or had access, through employment or other relationships, to such information and (b) appropriate legends were affixed to the stock certificates issued in such transactions.
(b) Use of Proceeds from Public Offering of Common Stock
     Our initial public offering of 11,743,420 shares of our common stock, par value $0.01 was effected through a Registration Statement on Form S-1 (Reg. No. 333-140600) which was declared effective by the Securities and Exchange Commission on May 8, 2007. We issued 10,602,960 shares, and 1,140,460 shares were sold by selling stockholders, on May 9, 2007 for gross proceeds to the Company of $201.5 million. We paid the underwriters a commission of $14.1 million and incurred additional offering expenses of approximately $1.8 million. After deducting the underwriters’ commission and the offering expenses, we received net proceeds of approximately $185.6 million. The managing underwriter of our IPO was Merrill Lynch & Co.
     No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
     The net proceeds have been invested into money market accounts. We have begun, and intend to continue to use, our net proceeds to finance expanding our selling and marketing efforts, increasing our research and development programs, expanding our international service and support group, and for working capital and other general corporate purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products or technologies, although we currently do not have any acquisitions or investments planned.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TomoTherapy, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: June 15, 2007

TOMOTHERAPY, INC.
/s/ Frederick A. Robertson
Frederick A. Robertson
Chief Executive Officer

TOMOTHERAPY, INC.
/s/ Stephen C. Hathaway
Stephen C. Hathaway
Chief Financial Officer and Treasurer