Form 10-Q
period 2007-06-30
TomoTherapy Inc
filed 2007-08-13
CIK 1317872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007 or

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
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,097,559 shares of common stock, par value $.01 per share, outstanding as of July 31, 2007

TomoTherapy Incorporated
Form 10-Q for the Quarter Ended June 30, 2007

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

	June 30,	December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$189,319	$20,137
Accounts receivable	33,112	19,050
Inventories	56,115	40,026
Deferred tax assets	4,196	5,982
Prepaid expenses and other current assets	1,603	1,014

Total current assets	284,345	86,209
Property and equipment, net	17,614	15,469
Test systems, net	5,601	5,349
Intangible assets, net	467	472
Deferred tax assets	2,258	1,815

Total assets	$310,285	$109,314

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$14,044	$13,960
Customer deposits	24,520	23,103
Deferred revenue	25,265	20,204
Accrued expenses	13,671	12,667
Accrued warranties	5,548	5,307
Convertible preferred stock warrant liability	—	3,522

Total current liabilities	83,048	78,763
Other non-current liabilities	2,628	2,005

Total liabilities	85,676	80,768

COMMITMENTS AND CONTINGENCIES (Note D)

TEMPORARY EQUITY
Redeemable convertible preferred stock, $1 par value, zero and 25,686,898 shares authorized; zero and 25,221,239 shares issued and outstanding at June 30, 2007 and December 31, 2006, liquidation amount: zero and $52,587 at June 30, 2007 and December 31, 2006	—	212,663

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $1 par value, 10,000,000 and zero shares authorized at June 30, 2007 and December 31, 2006; zero shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $.01 par value, 200,000,000 and 47,689,147 shares authorized at June 30, 2007 and December 31, 2006; 49,062,043 and 9,264,291 shares issued and outstanding at June 30, 2007 and December 31, 2006	491	93
Additional paid-in capital	644,654	1,771
Treasury stock, 1,632 shares at cost	—	—
Accumulated other comprehensive loss	(102)	—
Accumulated deficit	(420,434)	(185,981)

Total shareholders’ equity (deficit)	224,609	(184,117)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)	$310,285	$109,314

The accompanying notes are an integral part of these consolidated statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenue	$43,715	$31,869	$94,878	$59,331
Cost of revenue	29,191	22,880	58,543	42,200

Gross profit	14,524	8,989	36,335	17,131

Operating expenses:
Research and development	7,692	4,407	14,847	7,864
Selling, general and administrative	9,093	4,989	17,718	8,973

Total operating expenses	16,785	9,396	32,565	16,837

Income (loss) from operations	(2,261)	(407)	3,770	294
Other income (expense), net	1,071	(663)	1,172	(758)

Income (loss) before income tax and cumulative effect of change in accounting principle	(1,190)	(1,070)	4,942	(464)
Income tax expense (benefit)	(537)	(3,365)	1,709	(3,365)

Income (loss) before cumulative effect of change in accounting principle	(653)	2,295	3,233	2,901
Cumulative effect of change in accounting principle	—	—	—	(2,140)

Net income (loss)	(653)	2,295	3,233	761
Accretion of redeemable convertible preferred stock	(102,634)	(22,743)	(237,582)	(31,803)

Net loss attributable to common shareholders	$(103,287)	$(20,448)	$(234,349)	$(31,042)

Net loss per share attributable to common shareholders
Basic and diluted	$(3.15)	$(2.31)	$(10.71)	$(3.55)

Weighted average common shares outstanding used in computing net loss per share attributable to common shareholders
Basic and diluted	32,819	8,844	21,872	8,752

The accompanying notes are an integral part of these consolidated statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net income	$3,233	$761
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,940	1,172
Noncash charge for stock compensation	1,611	13
Change in carrying value of convertible preferred stock warrants	108	2,310
Loss on disposal of property and equipment	9	5
Deferred income tax provision	1,343	(3,477)
Deferred rent and obligation to landlord	671	48
Changes in operating assets and liabilities:
Accounts receivable	(14,062)	(4,228)
Inventories	(16,089)	(2,053)
Prepaid expenses and other current assets	(589)	(4,293)
Accounts payable	84	3,243
Customer deposits	1,417	(12,834)
Deferred revenue	5,061	27,936
Accrued expenses	1,004	(716)
Accrued warranties	241	584

Net cash provided by (used in) operating activities	(13,018)	8,471
Cash flows from investing activities:
Purchase of property and equipment	(3,847)	(4,491)
Cost of test systems	(1,471)	—
Payments for intangible assets	(23)	(111)

Net cash used in investing activities	(5,341)	(4,602)
Cash flows from financing activities:
Proceeds from notes payable	—	900
Payments on notes payable	(48)	(7)
Proceeds from the issuance of preferred stock, net of issuance costs	—	8
Proceeds from initial public offering, net of issuance costs	185,404	—
Proceeds from exercise of warrants	528	—
Proceeds from exercise of stock options	1,759	41

Net cash provided by financing activities	187,643	942
Effect of exchange rate changes on cash	(102)	—

Increase in cash and cash equivalents	169,182	4,811
Cash and cash equivalents at beginning of period	20,137	30,396

Cash and cash equivalents at end of period	$189,319	$35,207

The accompanying notes are an integral part of these consolidated statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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
     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and footnotes thereto included in the Company’s Registration Statement on Form S-1 dated May 8, 2007.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNT POLICIES
     TomoTherapy Incorporated, a Wisconsin corporation, (the Company) developed, markets and sells the TomoTherapy Hi Art system (the System), a radiation therapy system for the treatment of a wide variety of cancers. The Company markets the System to hospitals and cancer treatment centers.
Initial Public Offering
     In the second quarter of 2007, the Company completed its initial public offering (IPO) of common stock in which a total of 13,504,933 shares were sold at an issuance price of $19.00 per share. This included 2,901,973 shares sold by selling stockholders, 1,761,513 of which were purchased by the underwriters’ exercise of their overallotment option. The Company raised a total of $201.5 million in gross proceeds from the IPO, or approximately $185.4 million in net proceeds after deducting underwriting discounts and commissions of $14.1 million and estimated other offering costs of approximately $2.0 million. Upon the closing of the IPO, all shares of redeemable convertible preferred stock outstanding automatically converted into 25,676,856 shares of common stock and the remaining 10,039 of preferred stock warrants outstanding converted into options to purchase common stock.
     A summary of the Company’s significant accounting policies applied in the preparation of the accompanying condensed consolidated financial statements follows.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Principles of Consolidation
     The condensed consolidated financial statements include those of TomoTherapy Incorporated and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents primarily consist of time deposits with banks. The balance in the Company’s foreign cash accounts was $189,000 and $114,000 at June 30, 2007 and December 31, 2006, respectively.
     Interest income, included as a component of other income (expense), net, was $1,265,000 and $1,397,000 for the three and six months ended June 30, 2007, respectively, and $433,000 and $783,000 for the three and six months ended June 30, 2006, respectively.
Fair Value of Financial Instruments
     The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of these assets and liabilities approximate their respective fair values as of June 30, 2007 and December 31, 2006.
Foreign Currency
     The Company’s international subsidiaries use their local currencies as their functional currencies. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to accumulated other comprehensive income (loss) within the statement of stockholders’ equity (deficit). Foreign currency transaction gains and losses are included as a component of other income (expense), net. Foreign currency losses were $0.1 million and $41,000 for the three and six months ended June 30, 2007, respectively, and $0.9 million and $1.2 million for the three and six months ended June 30, 2006, respectively.
Inventories
     Components of inventory include raw materials, work-in-process and finished goods. Finished goods include in-transit systems that have been shipped to the Company’s customers, but are not yet installed and accepted by the customer. All inventories are stated at the lower of cost or market, cost determined by the first-in first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding twelve months, expected demand, technological obsolescence and other information. The Company records as a charge to cost of revenue the amount required to reduce the carrying value of inventory to net realizable value. As of June 30, 2007 and December 31, 2006, the Company had an inventory reserve of $8.1 million and $5.3 million, respectively. Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in the cost of revenue line item within the statements of operations.
     Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Raw materials	$38,248	$30,091
Work-in-process	7,148	4,762
Finished goods	10,719	5,173

	$56,115	$40,026

Property and Equipment
     Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Furniture and equipment	$6,242	$5,166
Computer equipment	4,898	3,706
Computer software	4,648	1,522
Leasehold improvements	7,863	6,744
In process	303	3,202

	23,954	20,340
Less: Accumulated depreciation and amortization	(6,340)	(4,871)

Property and equipment, net	$17,614	$15,469

     Property and equipment are recorded at cost and are depreciated using the straight-line method over the following estimated useful lives:

Furniture and equipment	5 to 10 years
Computer equipment and software	3 to 7 years
Leasehold improvements	Lesser of useful life or the remaining lease term
     Depreciation expense associated with property and equipment was $841,000 and $1,693,000 for the three and six months ended June 30, 2007, respectively, and $388,000 and $739,000 for the three and six months ended June 30, 2006, respectively.
Test Systems
     Test systems include material, labor and overhead costs on the Hi Art systems used for internal testing and training purposes. These costs are amortized, on a straight-line basis over a three-year period.
     Test systems consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Test systems at cost	$8,160	$7,210
Less: Accumulated amortization	(2,559)	(1,861)

Test systems, net	$5,601	$5,349

     Amortization expense associated with test systems was $613,000 and $1,219,000 for the three and six months ended June 30, 2007, respectively, and $211,000 and $423,000 for the three and six months ended June 30, 2006, respectively.
Warranty Cost
     The Company’s sales terms include a warranty that generally covers the first year of system operation and is based on terms that are generally accepted in the marketplace. The Company records a current liability for the expected cost of warranty-related claims at the time of sale. The following table presents changes in the Company’s product warranty liability (in thousands):

	June 30,	June 30,
	2007	2006
Balance, beginning of the period	$5,307	$2,923
Charged to cost of revenue	4,900	3,850
Adjustments related to change in estimate	175	—
Actual product warranty expenditures	(4,834)	(2,721)

Balance, end of period	$5,548	$4,052

Stock Split
     All common and preferred stock amounts have been retroactively adjusted to reflect a 1.36-for-one stock split in the form of a stock dividend effective on May 8, 2007.
Revenue Recognition
     Revenue is recognized from system product sales, including sales to distributors, and related services when earned in accordance with Staff Accounting Bulletin, or SAB No. 104, Revenue Recognition, and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when the following four criteria are met:
•	Persuasive evidence of an arrangement exists. The Company requires evidence of a purchase order with a customer specifying the terms and conditions of the product or services to be delivered, typically in the form of a signed quotation or purchase order from the customer.

•	Title and risk of loss have been transferred to the customer. During the installation phase, each System is fully tested to confirm that it functions within operating specifications. Upon completion of the test procedures, the customer signs the acceptance test procedures document, or ATP, acknowledging acceptance of the system. Revenue for the sale of systems is recognized upon receipt of the signed ATP.

•	The sales price is fixed or determinable. All contract terms are fixed in the signed quotation or purchase order received from the customer. The contracts do not contain rights of cancellation, return, exchanges or refunds.

•	Collection is reasonably assured. Due to the fact that the Company’s sales are to hospitals and cancer treatment centers with significant resources, the Company considers accounts receivable to be fully collectible. In addition, the Company’s contracts generally require staged payments as follows: 10% to 30% down payment, 60% to 70% due upon shipment and 10% to 20% due upon final acceptance by the customer.
     Revenue by major type consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006
Product sales	$37,233	$29,891	$84,661	$55,998
Service and other revenue	6,482	1,978	10,217	3,333

Total revenue	$43,715	$31,869	$94,878	$59,331

Stock-Based Compensation
     Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)), which revised SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plans, to be measured at fair value and expensed in the condensed consolidated statement of operations over the service period (generally the vesting period) of the grant. Upon adoption, the Company transitioned to SFAS No. 123(R) using the prospective transition method, under which only new awards (or awards modified, repurchased, or cancelled after the effective date) are accounted for under the provisions of SFAS No. 123(R) and expense is only recognized in the condensed consolidated statements of operations beginning with the first period that SFAS No. 123(R) is effective and continuing to be expensed thereafter. See Note F for further disclosure related to SFAS No. 123(R). The table below summarizes the effect of recording share-based compensation expense under SFAS No. 123(R), which is allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Cost of revenue	$154	$—	$269	$—
Research and development	271	—	453	—
Selling, general and administrative	376	9	889	13
Income tax benefit	(134)	—	(265)	—

Net decrease in net income	$667	$9	$1,346	$13

     In May 2007, in connection with the Company’s IPO, the Board of Directors approved the 2007 Equity Incentive Plan and 2007 Employee Stock Purchase Plan (ESPP). During the three months ended June 30, 2007, 62,500 options to purchase common stock were granted under the 2007 Equity Incentive Plan. The ESPP is deemed compensatory and compensation costs are accounted for under SFAS 123(R). Refer to Note E for further discussion.
Net Income (Loss) Per Share of Common Stock
     Net income (loss) per share of common stock is as follows for the three and six months ended June 30, 2007 and 2006, respectively (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Basic and diluted:
Income (loss) before cumulative effect of change in accounting principle	$(0.02)	$0.26	$0.15	$0.33
Cumulative effect of change in accounting principle	—	—	—	(0.24)

Net income (loss)	$(0.02)	$0.26	$0.15	$0.09

Net loss attributable to common shareholders	$(3.15)	$(2.31)	$(10.71)	$(3.55)

Weighted average common shares outstanding used in:
Basic and diluted	32,819	8,844	21,872	8,752

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
     Diluted net loss attributable to common shareholders per share is the same as basic net loss attributable to common shareholders per share for the three and six months ended June 30, 2007 and 2006 since the effects of potentially dilutive securities are anti-dilutive. The number of anti-dilutive shares excluded from the calculation of diluted net loss per share are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006
Preferred stock (as if converted)	—	25,221	—	25,221
Contingent common shares	—	1,289	—	1,289
Stock options and warrants	6,970	7,800	6,970	7,800

	6,970	34,310	6,970	34,310

     Pro forma net income (loss) per share calculations assume conversion of preferred stock, contingent common shares, outstanding stock options and warrants. The assumed conversion of preferred stock and contingent common shares are weighted based on an IPO date of May 8, 2007 as if converted. For the three and six months ended June 30, 2007, preferred stock and contingent common shares are weighted assuming the shares were outstanding for 38 days and 128 days, respectively. For the three and six months ended June 30, 2006, preferred stock and contingent common shares are weighted assuming the shares were outstanding for the 91 days and 181 days, respectively. Conversion of options and warrants shall be assumed at the beginning of such periods or at the time of issuance, if later. Per share amounts for the three and six months ended June 30, 2007 and 2006 were as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Historical
Numerator:
Net loss attributable to common shareholders	$(103,287)	$(20,448)	$(234,349)	$(31,042)

Denominator:
Weighted-average shares of common stock outstanding	32,819	8,844	21,872	8,752

Net loss attributable to common shareholders per share — basic and diluted	$(3.15)	$(2.31)	$(10.71)	$(3.55)

Pro forma (unaudited)
Numerator:
Net loss	$(103,287)	$(20,448)	$(234,349)	$(31,042)

Pro forma adjustment to add back preferred stock accretion	102,634	22,743	237,582	31,803

Pro forma net income (loss)	$(653)	$2,295	$3,233	$761

Denominator for pro forma basic net income (loss) per share:
Weighted-average shares of common stock outstanding	32,819	8,844	21,872	8,752
Pro forma adjustments to reflect assumed conversion of preferred stock (as if converted)	10,532	25,221	17,836	25,221
Pro forma adjustment to reflect assumed conversion of contingent common shares (as if converted)	538	1,289	912	1,289

Shares used to compute pro forma basic net income (loss) per common share	43,889	35,354	40,620	35,262

Pro forma basic net income (loss) per share	$(0.01)	$0.06	$0.08	$0.02

Denominator for pro forma diluted net income (loss) per share:
Weighted-average shares of common stock outstanding	32,819	8,844	21,872	8,752
Pro forma adjustments to reflect assumed conversion of preferred stock (as if converted)	10,532	25,221	17,836	25,221
Pro forma adjustment to reflect assumed conversion of contingent common shares (as if converted)	538	1,289	912	1,289
Pro forma adjustments to reflect assumed exercise of warrants and stock options using treasury stock method	—	5,414	4,819	5,471

Shares used to compute pro forma diluted net income per share	43,889	40,768	45,439	40,733

Pro forma diluted net income (loss) per share	$(0.01)	$0.06	$0.07	$0.02

Pro forma outstanding anti-dilutive securities not included in diluted earnings per share calculation
Stock options and warrants	6,970	—	63	—

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
     Revenue is attributed by geographic region based on the ship-to location of the Company’s customers. The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006
North America	$24,399	$16,003	$49,864	$29,598
Europe	10,773	7,376	33,342	10,601
Asia	8,543	8,490	11,672	19,132

Total revenue	$43,715	$31,869	$94,878	$59,331

Change in Accounting Principle
     On June 29, 2005, the FASB issued Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 (SFAS 150) for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable (FSP 150-5). FSP 150-5 requires the Company to classify its outstanding preferred stock warrants as liabilities on its balance sheet and record adjustments to the value of its preferred stock warrants in its statements of operations to reflect their fair value at each reporting period. The Company adopted FSP 150-5 and accounted for the cumulative effect of the change in accounting principle as of January 1, 2006. For the three and six months ended June 30, 2006, the impact of the change in accounting principle was to decrease net income by $177,000 and $2.3 million, respectively. The impact consisted of a $2.1 million cumulative effect adjustment for the change in accounting principle as of January 1, 2006, when the Company adopted FSP 150-5, and $177,000 and $170,000 of expense that was recorded in other income (expense), net, to reflect the increase in fair value of the warrants for the three and six months ended June 30, 2006, respectively. For the three and six months ended June 30, 2007, the company recorded $50,000 and $108,000, respectively, as an expense in other income (expense), net, for the increase in fair market value of the warrants.
Recent Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007 and it did not have a material impact on the condensed consolidated financial statements (See Note C).
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS. 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Board has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 in 2008 to have a material impact on its results of operations or financial position.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure at fair value some financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the effect of implementing this guidance, which directly depends on the nature and extent of eligible items elected to be measured at fair value, upon initial application of the standard on January 1, 2008.
NOTE C — INCOME TAXES
     The effective income tax rate for the Company was 35% for the six months ended June 30, 2007. For the six months ended June 30, 2006, the Company recorded an income tax provision of $112,000 and a benefit of $3.5 million as the Company anticipated this portion of the deferred tax assets were more likely than not to become recoverable as a result of historical and forecasted earnings.

The valuation allowance as of June 30, 2007 of $1.3 million relates to state net operating loss carryforwards and research tax credits for which the Company believes realization is uncertain.
     The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The amount of unrecognized tax benefits as of January 1, 2007, was $1.8 million which, if ultimately recognized, will reduce the Company’s annual effective tax rate. The unrecognized tax benefits relate to federal and state research tax credits. There have been no material changes in unrecognized tax benefits since January 1, 2007.
     The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s balance sheets at December 31, 2006 or at June 30, 2007, and has not recognized any interest or penalties in the statement of operations for the three and six months ended June 30, 2007.
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
     The Company leases four facilities under operating leases: its corporate office space lease that expires in 2014 includes four, five-year renewal options; additional office space under a lease that expires in 2014; a manufacturing facility under a lease that expires in 2018; and office space in Brussels, Belgium under a lease that expires in 2014. The last three leases were all entered into during 2006. The Company is required to pay maintenance, taxes, utilities and insurance on all the facilities. The Company also leases automobiles under operating leases. Rent expense for the three and six months ended June 30, 2007 was $648,000 and $1,269,000, respectively, and $294,000 and $554,000 for the three and six months end June 30, 2006, respectively.
NOTE E — TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Redeemable Convertible Preferred Stock
     Prior to the IPO, the Company issued various classes of preferred stock. The holders of Series A, B, C and D preferred stock had the option to put their shares back to the Company at the greater of the original purchase price plus accrued dividends, or the current fair market value of the shares. The holders of Series E preferred stock had the option to put their shares back to the Company at the original purchase price plus accrued dividends. As a result, the carrying value of the preferred stock was increased by an accretion each period so that the carrying amounts equaled the greater of fair value or the defined redemption value for the Series A, B, C and D preferred stock. The Series E preferred stock was increased to its redemption value, including accrued dividends. The accreted amounts were recorded to accumulated deficit. The put option and the related accretion of the preferred shares terminated upon the closing of the IPO. The fair value of the Company’s Series A, B, C and D preferred stock resulted in an accretion charge of $102.6 million for the three months ended June 30, 2007 which was based on the IPO price on May 8, 2007. For the six months ended June 30, 2007, an accretion charge of $237.6 million was recorded based on independent third-party valuation reports as of March 31, 2007 and the IPO price at May 8, 2007. The valuation report was prepared utilizing the probability weighted expected return method as prescribed by the AICPA Practice Aid Valuation of Privately-Held-Company Equity Securities Issued as Compensation. This

valuation took into consideration the following scenarios: (i) completion of an IPO; (ii) sale to a strategic acquirer; and (iii) remaining private. The valuation amounts determined under each scenario were then probability weighted based upon management’s best estimates of the occurrence of each scenario. The resulting value was then allocated to the Company’s common and each series of preferred stock based upon the economic impact of the conversion rights and liquidation preferences of the preferred stock.
Warrants
     At December 31, 2006, the Company had 307,088 and 158,566 warrants outstanding for the purchase of the Company’s Series A and D preferred stock at a price per share of $0.82 and $1.84, respectively. Upon the closing of the IPO on May 8, 2007, the option to put the warrants back to the Company no longer existed and the outstanding Series D warrants became options to purchase common stock at an exercise price of $1.84 per share. At June 30, 2007, the Company had 7,222 warrants outstanding.
     As discussed in Note A, in 2006, the Company adopted FSP 150-5 resulting in the reclassification of the carrying value of the preferred stock warrants as a liability and began recording the warrants at fair value at each reporting period with any increase or decrease in fair value reported in other income (expense), net. For the three and six months ended June 30, 2007, the Company reported an expense of $50,000 and $108,000, respectively, for the increased valuation. For the three and six months ended June 30, 2006, the Company reported an expense of $177,000 and $170,000, respectively, for the increased valuations.
     The Company selected the Black-Scholes pricing model to determine the fair value of its warrants. The determination of the fair value using this model will be affected by assumptions regarding a number of complex and subjective variables. The assumptions used in the Company’s Black-Scholes calculation for Series A and D warrants at June 30, 2006 were: (i) fair value per share of $9.76 and $8.93, respectively; (ii) expected term of approximately one year and three years, respectively; (iii) risk-free interest rate of 5.2% and 5.1%, respectively; (iv) expected volatility of 43% and 47%, respectively; and (v) no expected dividend yield. The assumptions used in the Company’s Black-Scholes calculation for Series D warrants at May 8, 2007 were: (i) fair value per share of $19.00; (ii) expected term of approximately two years; (iii) risk-free interest rate of 4.9%; (iv) expected volatility of 43%; and (v) no expected dividend yield.
Contingent Common Shares
     In addition to the conversion features, the Series A Investment Agreement contained a contingent provision that entitled the Company’s founders and the holders of the Series A preferred stock to receive one share of the Company’s common stock for each 2.86 shares of Series A preferred stock held for a total of 1,288,669 shares of common stock. The other half of the contingent shares were to be issued based upon the price per share to be received by the holders of Series A preferred stock in such sale or IPO. In February 2007, in accordance with the terms of the Series A Investment Agreement, the Company’s Board of Directors allocated one-half of these contingent shares of common stock to holders of Series A preferred stock based upon the fact that a sale or IPO did not occur prior to seven years from the Series A issuance date and one-half of these contingent shares of common stock to our founders based upon the Company’s belief that the anticipated IPO price was greater than eight times the original Series A offering price in 1999. The Company has accounted for the contingent common shares based upon analogy to the guidance provided by Issue 2 of EITF 00-27, “Application of Issue No 98-5 to Certain Convertible Instruments.” The Company believes the contingent common share feature is an embedded, non-detachable feature of the Series A preferred stock and has similar economic characteristics to an embedded conversion option as addressed in EITF 00-27. The conditional obligation to redeem the instrument by transferring assets was approved by the Board of Directors on February 6, 2007 and the Company recognized a charge to retained earnings and an increase to additional paid-in-capital of approximately $104,000.
     Employee Stock Purchase Plan
     In May 2007, in connection with the Company’s IPO, the Board of Directors approved the 2007 Employee Stock Purchase Plan (ESPP). Under the ESPP, the Company is authorized to issue up to 400,000 shares of common stock. Qualified employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the lesser of the fair market value of our common stock as of the beginning of an applicable offering period or the applicable purchase date, with purchases generally occurring every twelve months. Employees’ payroll deductions may not exceed 10% of their compensation. Employees may purchase any number of shares per period provided that the value of the shares purchased in any calendar year may not exceed $25,000, as calculated pursuant to the purchase plan.

     The ESPP was initiated during the three months ended June 30, 2007. As of June 30, 2007, there was approximately $268,000 of unrecognized compensation cost related to the ESPP, which is expected to be recognized over a period of approximately 4 months. The fair value of ESPP shares was $3.98 per share. During the three and six months ended June 30, 2007, the Company recorded $93,000 in share-based compensation expense related to these ESPP shares.
NOTE F — STOCK OPTIONS
     The Company sponsors four stock option plans (the Plans), which allow for the grant of incentive and nonqualified stock options for the purchase of common stock. Each option entitles the holder to purchase one share of common stock at the specified option price. The exercise price of each incentive stock option granted must not be less than the fair market value on the grant date. The option term is six to ten years. Options vest over three to four years. In 2007, in connection with the Company’s IPO, the Board of Directors approved the 2007 Equity Incentive Plan (the 2007 Plan). Under the 2007 Plan, the Board of Directors is authorized to award stock-based grants to employees, directors, and consultants for up to 2,302,488 shares. As of June 30, 2007, the other three plans remain in effect along with the 2007 Plan; however, options can no longer be granted from these plans.
     The following table summarizes information with respect to the Company’s Plans:

		Options Outstanding
				Weighted
				Average	Aggregate
	Shares		Weighted	Remaining	instrinsic
	Available	Number of	Average Exercise	Contractual	value as of
(In thousands, except per share amounts)	for Grant	Shares	Price	Term (in years)	June 30, 2007

Balance at December 31, 2006	2,293	9,156	$3.30
Authorized	—	—	—
Granted	(63)	63	19.00
Cancelled or expired	29	(29)	3.96
Exercised	—	(2,227)	0.79

Balance at June 30, 2007	2,259	6,963	$4.24	6.02	$123,093

Exercisable at June 30, 2007		1,886	$2.41	6.51	$51,727

     The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the Company’s closing common stock price of $21.92 as of June 30, 2007 and which would have been received by the option holders had all option holders exercised their options as of that date.
     The Company uses the Black-Scholes valuation model to value stock options. The Company used historical stock prices of companies which it considered as a peer group as the basis for its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The Company employed the plain-vanilla method of estimating the expected term of the options as prescribed by SAB 107 as the Company did not have significant historical experience. The forfeiture rate is based on past history of forfeited options. The expense is being allocated using the straight-line method. For the three and six months ended June 30, 2007, the Company recorded $709,000 and $1,500,000, respectively, of stock compensation expense. For the three and six months ended June 30, 2006, the Company recorded $9,000 and $13,000, respectively, of stock compensation expense. As of June 30, 2007, the Company had $9.5 million of total unrecognized compensation cost related to non-vested awards granted under the Company’s stock based plans that it expects to recognize over a weighted-average period of 3.29 years. Under the prospective method of adoption of SFAS No. 123(R), the Company continues to account for options issued prior to January 1, 2006 under the intrinsic value method of APB 25.
     The fair value of each option grant for the three and six months ended June 30, 2007 and 2006 was estimated at the date of grant using the Black-Scholes option-pricing model based on the assumption ranges below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Employee Stock Option Plans
Expected term (in years)	4.25	4.25	4.25	4.25
Risk-free interest rate	4.58%	4.96%	4.58%	4.44% - 4.96%
Expected volatility	46.3%	65.0%	46.3%	65.0%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	$8.15	$2.94	$8.15	$2.71
NOTE G — RELATED PARTY TRANSACTIONS
     The Company has an exclusive license agreement with the Wisconsin Alumni Research Foundation (WARF), a shareholder of the Company, to make, use, sell and otherwise distribute products under certain of WARF’s patents anywhere in the world. The Company is required to pay WARF a royalty for each product sold. The Company has recorded to cost of revenue royalties of $312,000 and $600,000 during the three and six months ended June 30, 2007, respectively. The Company has recorded to cost of revenue royalties of $264,000 and $504,000 during the three and six months ended June 30, 2006, respectively. The license agreement expires upon expiration of the patents and may be terminated earlier if elected by the Company. The Company may also grant sublicenses to third parties but must pay WARF 50% of all fees, royalties and other payments received. WARF has the right to terminate the license agreement if the Company does not meet the minimum royalty obligations or satisfy other obligations related to its utilization of the technology. If the Company lost this license, it would be unable to produce or sell the System. The Company had an accrued royalty payable balance of $312,000 and $456,000 as of June 30, 2007 and December 31, 2006, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition as of June 30, 2007 and results of operations for the three and six months ended June 30, 2007 and 2006 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.
     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report and the Consolidated Financial Statements and Notes thereto included in our Registration Statement on Form S-1.
Forward-looking Statements
     Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions, or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the Federal Securities Laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar words. You should read statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed below under “Risk Factors That May Affect Future Results” and elsewhere in this Quarterly Report. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.
Overview
     TomoTherapy Incorporated, a Wisconsin corporation (the “Company”), developed, markets and sells the TomoTherapy Hi Art system (the System), a radiation therapy system for the treatment of a wide variety of cancers. The Company markets the System to hospitals and cancer treatment centers.
     We obtained 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) to market the Hi Art system in January 2002. We installed the first Hi Art system and the first patient was treated in 2003. Since receiving the initial clearance to market the Hi Art system in the United States, we have expanded our regulatory clearances to include Canada (2003), Japan (2004) and the European Union (2005). We have also received marketing clearance in Australia, Singapore, South Korea and Taiwan. During 2003 and 2004, we focused our sales and marketing efforts primarily in North America. Beginning in 2005, we expanded our sales and marketing efforts to include markets in Western Europe and Asia. In April 2006, we opened a European office in Brussels, Belgium, which includes sales, service and call center operations. We also expanded our Asian distributor network, adding distributors in India and China. We now have six distributors in Asia. In July 2006, we expanded our manufacturing operations into a 64,000 square foot facility in Madison, Wisconsin.
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
     Customer concentration. One customer accounted for more than 10% of our revenue for the three months ended June 30, 2007 and June 30, 2006. In the six months ended June 30, 2006, one customer accounted for greater than 10% of total revenue. No single customer accounted for more than 10% of total revenue for the six months ended June 30, 2007.
     Geographic breakdown. The following table sets forth the geographic breakdown of our revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
North America	56%	50%	53%	50%
Europe	25%	23%	35%	18%
Asia (excluding Japan)	13%	9%	9%	18%
Japan	6%	18%	3%	14%

Total	100%	100%	100%	100%

     Distributor sales. In certain Asian countries, we sell the Hi Art system through distributors, who, in turn, sell the system directly to end customers. Our standard distributor agreement requires us to assist the distributor with the first several installations of Hi Art systems within that distributor’s region. Following these initial installations, the distributor is obligated to perform all post-shipment services required under the purchase agreement, including installation, testing, training and post-installation warranty service. Distributors do not have a contractual right of return if the sale to an end customer is not completed. We have developed a certification procedure to ensure distributors can fulfill these obligations, which includes an evaluation of the distributor’s financial stability. Upon completion of our certification program, the certified distributor is deemed by us to be qualified to install and service the Hi Art system and our personnel are no longer involved in the installation or acceptance test procedures. During the fourth quarter of 2006, our Japanese distributor, Hi Art Co., Ltd., became the first distributor to achieve certification. During the second quarter of 2007, our distributor in Taiwan, Chiu Ho, Ltd., achieved certification. Prior to a distributor achieving certification, we recognize revenue upon receipt of the signed acceptance procedure document from the end customer. After certification, we recognize revenue upon shipment to the distributor.
     Sales agents. In Europe, we use sales agents to identify potential end customers and assist our sales and marketing personnel with negotiations and closing sales of the Hi Art system to end customers. Our standard sales agent agreement provides for payment of our sales agents on a commission basis.
Backlog

     We define backlog as the total contractual value of all firm orders received for the Hi Art system and optional related products. Such orders must be evidenced by a signed quotation or purchase order from the customer, including the required down payment, if any. Backlog does not include any contingent orders received, such as those orders requiring board approvals or subject to financing. As of June 30, 2007, our backlog was approximately $207 million.
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
     Most of our existing service contracts currently have negative gross profit margins. We recorded a reserve for the estimated losses on these service contracts. We expect to narrow these negative margins and begin to generate positive margins over time by leveraging our fixed service infrastructure costs over a larger installed base; by adjusting the price for several of our annual service contracts; by improved training of our field service engineers; and by placing a larger number of systems in each engineer’s territory. Finally, we believe that the introduction of several component design changes should improve system performance which should in turn reduce our service costs.
Research and development expenses
     Research and development expenses consist primarily of salary and benefits for research and development personnel. Research and development also includes expenses associated with product design and development, customer research collaborations and third parties who furnish services related to these activities.
     We expect research and development expenses will continue to increase in the next 12 months as we increase the total number of employees performing research and development activities and fund the research agreement with Lawrence Livermore National Laboratory.
Selling, general and administrative expenses
     Selling, general and administrative expenses consist of salary and benefits for executive management, sales, marketing and other corporate functions. Also included in these expenses are travel, sales commissions, promotional and marketing materials and expenses related to accounting, legal, tax and other consulting fees.
     We expect selling, general and administrative expenses will continue to increase in the next 12 months as we add resources to meet the requirements of a public company, increase the total number of employees and incur additional costs related to the overall growth of our business.
Other income (expense), net
     Other income is primarily interest income earned on our cash and cash equivalents. Other expense is primarily the expense related to the increase in fair value of the convertible preferred stock warrant liability, banking fees related to standby letters of credit required to support some of our international orders and interest expense on borrowings. This category also includes foreign currency gains and losses on customer deposits made on sales contracts denominated in Euros, Swiss francs and Canadian dollars. We currently do not hedge these foreign currency contracts as most of our sales contracts are denominated in U.S. dollars.

Key Factors Affecting our Performance
     Our business, financial position and results of operations, as well as the period-to-period comparability of our financial results, are significantly affected by a number of factors, some of which are beyond our control, including the following:
     Extended sales cycle and fluctuations. The Hi Art system has a lengthy sales cycle, with the time from initial customer contact to execution of a purchase order generally lasting up to one year or more. Following execution of a contract, it may take several months for a customer to renovate a facility to house the Hi Art system and between nine and twelve months for new bunker construction. Upon delivery of the Hi Art system, it generally takes three to four weeks to complete the installation and testing of the system, including the completion of acceptance test procedures with the customer. With the exception of our distributors in Japan and Taiwan, we recognize revenue from the sale of the Hi Art system upon receipt of a signed acceptance test procedure document from the customer. We recognize sales of the Hi Art system upon shipment to our distributors in Japan and Taiwan pursuant to our distributor certification program. Due to the high unit price of the Hi Art system and the relatively small number of units installed each quarter, each installation represents a significant component of our revenue for a particular period. Therefore, if a small number of customers defer installation of the Hi Art system for even a short time, recognition of a significant amount of revenue may be deferred to a subsequent period. As a result of these factors, our revenue could fluctuate significantly from period to period and may not represent an accurate measure of the overall performance of our business. We believe that our quarterly results of operations should be viewed in light of our backlog of orders, which provides a better measure at any particular point in time of the long-term performance prospects of our business.
     Customer mix and gross margins. Our mix of customers impacts our average selling prices and our gross margins:
•	Sales outside of the North America accounted for approximately 47% and 50% of our revenue for the six months ended June 30, 2007 and 2006, respectively. Increased sales of the Hi Art system outside of the United States have tended to impact our gross margins favorably due to higher average selling prices in these markets. We intend to continue to expand our international selling efforts although we cannot be certain that favorable pricing trends will continue.

•	The majority of our sales to date have been to university research centers, hospitals and cancer treatment centers that are early adopters of new technologies and that tend to replace equipment regularly in order to upgrade their treatment capabilities. Our sales strategy includes increasing sales to community hospitals and smaller treatment centers, which have traditionally been slower in their adoption of new technologies primarily due to cost-based purchasing decisions. Our efforts to penetrate this market may require us to lower the price of the Hi Art system. Similarly, we may be required to lower the price of the Hi Art system in order to sell to national chains or large volume purchasers.

•	Our ability to demonstrate the clinical benefits of the Hi Art system compared to competing systems is likely to be a factor in our ability to maintain the selling price of the Hi Art system. We may need to demonstrate increased clinical benefits and offer additional features in order to compete favorably with our competitors in the medium to long term.
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
     Operating expenses. We have significantly expanded our total number of employees over the last three years from 171 at December 31, 2004, to 327 as of December 31, 2005, to 492 as of December 31, 2006 and to 568 as of June 30, 2007, due primarily to expansion of our research and development, service and support and sales and marketing capabilities. Our operating expenses are relatively fixed, consisting primarily of salaries, benefits and related overhead. Accordingly, we cannot generally make significant adjustments in response to short-term fluctuations in quarterly revenue. We also expect over time that our operating expenses will increase in absolute terms, but decrease as a percentage of our total revenue as we leverage our existing infrastructure.

Results of Operations
     The following table sets forth our statements of operations as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	66.8%	71.8%	61.7%	71.1%

Gross profit	33.2%	28.2%	38.3%	28.9%
Operating expenses:
Research and development	17.6%	13.8%	15.6%	13.3%
Selling, general and administrative	20.8%	15.7%	18.7%	15.1%

Total operating expenses	38.4%	29.5%	34.3%	28.4%

Income (loss) from operations	(5.2%)	(1.3%)	4.0%	0.5%
Other income (expense), net	2.5%	(2.1%)	1.2%	(1.3%)

Income (loss) before income tax	(2.7%)	(3.4%)	5.2%	(0.8%)
Income tax expense (benefit)	(1.2%)	(10.6%)	1.8%	(5.7%)

Income (loss) before cumulative effect of change in accounting principle and accretion of redeemable convertible preferred stock	(1.5%)	7.2%	3.4%	4.9%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Revenue
     Revenue increased from $31.9 million for the three months ended June 30, 2006 to $43.7 million for the three months ended June 30, 2007, an increase of $11.8 million or 37%. This increase resulted from an increase in the number of Hi Art systems accepted and higher average selling prices. We received acceptances on 18% more systems during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. In addition, the average selling price increased by approximately 8% primarily due to a higher number of international system acceptances. These systems were sold at a higher average selling price and several were denominated in Euros, which also favorably impacted revenue due to higher Euro exchange rates.
     Service and other revenue increased from $2.0 million for the three months ended June 30, 2006 to $6.5 million for the three months ended June 30, 2007, as more systems reached the end of their warranty period and customers elected to enter into service contracts with us. Also contributing to the increase was $2.2 million of revenue recognized on service parts sold to distributors and other optional equipment sold to the installed base during the three months ended June 30, 2007 compared to $45,000 for the three months ended June 30, 2006.
Cost of revenue
     Cost of revenue increased from $22.9 million for the three months ended June 30, 2006 to $29.2 million for the three months ended June 30, 2007, an increase of $6.3 million or 28%. This increase was attributable to the number of systems accepted, number of systems under service contract and the growth of our service infrastructure. Employee costs increased by approximately $3.2 million for the three months ended June 30, 2006 as compared to the three months ended June 30, 2007 to support the growth of our global service infrastructure. We also incurred additional travel and logistics costs of $0.7 million due to a higher number of installed systems. Gross margins were 33% and 28% for the three months ended June 30, 2007 and 2006, respectively. The increase in gross margins was primarily due to higher average selling price on system acceptances coupled with higher sales volumes which resulted in improved absorption of fixed manufacturing and service costs.
Research and development expenses

     Research and development expenses increased from $4.4 million for the three months ended June 30, 2006 to $7.7 million for the three months ended June 30, 2007, an increase of $3.3 million or 75%. The increase was primarily attributable to $1.5 million in additional employee costs due to an increase in the total number of employees engaged in research and development activities from 122 at June 30, 2006 to 160 at June 30, 2007, as we continue to focus on future product initiatives. We also incurred an additional $1.2 million in external consulting and licensing agreements for new product research and development projects and an additional $0.4 million for testing equipment and travel. As a percentage of revenue, total research and development expenses were 17.6% and 13.8% for the three months ended June 30, 2007 and 2006, respectively.
Selling, general and administrative expenses
     Selling, general and administrative expenses increased from $5.0 million for the three months ended June 30, 2006 to $9.1 million for the three months ended June 30, 2007, an increase of $4.1 million or 82%. The increase was primarily due to an increase of $2.0 million in employee costs as the total number of employees engaged in selling, general and administrative activities increased from 93 at June 30, 2006 to 126 at June 30, 2007, due to the expansion of our business. In addition, we incurred an additional $0.7 million for outside services, including legal costs, tax and audit fees and consulting. In conjunction with our IPO, directors fees and D&O insurance increased by approximately $0.3 million and commission expense increased approximately $0.1 million based on higher sales volumes and higher commission rates. The Company also incurred an additional $0.4 million in travel expenses due to higher sales and IPO related activities. As a percentage of revenue, selling, general and administrative expenses were 20.8% and 15.7% for the three months ended June 30, 2007 and 2006, respectively.
Stock-based compensation
     As of January 1, 2006, we adopted SFAS No. 123(R), which requires us to expense the fair value of employee stock options. We adopted the fair value recognition provisions of SFAS No. 123(R), using the prospective method. For the three months ended June 30, 2007 and 2006, we recorded $801,000 and $13,000 of stock compensation expense, respectively. As of June 30, 2007, the Company has $9.5 million of total unrecognized compensation cost related to non-vested awards granted under the Company’s stock based plans that it expects to recognize over a weighted-average period of 3.29 years.
Other income (expense), net
     We had other expense of $0.7 million for the three months ended June 30, 2006, and other income of $1.1 million for the three months ended June 30, 2007. For the three months ended June 30, 2007, we recorded interest income of $1.3 million, interest expense of $0.04 million and foreign currency losses (net of foreign currency gains) of $0.1 million. For the three months ended June 30, 2006, we recorded interest income of $0.4 million, interest expense of $0.1 million and foreign currency losses (net of foreign currency gains) of $0.9 million. We incurred foreign currency losses on customer deposits denominated in Euros, on sales contracts and deferred revenues on Hi Art systems which have not yet received customer acceptance which was largely offset by open accounts receivable balances also denominated in Euros. We have not hedged these foreign currency contracts.
Income tax expense (benefit)
     An income tax benefit of $0.5 million and $3.4 million was recorded for the three and six months ended June 30, 2007, respectively. The primary change was a $3.5 million reduction of the deferred tax asset valuation allowance in 2006.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Revenue
     Revenue increased from $59.3 million for the six months ended June 30, 2006 to $94.9 million for the six months ended June 30, 2007, an increase of $35.5 million or 60%. This increase resulted from an increase in the number of Hi Art systems accepted and higher average selling prices. We received acceptances on 33% more systems during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. In addition, the average selling price increased by approximately 15% primarily due to a higher number of international system acceptances. These systems were sold at a higher average selling price and many were denominated in Euros, which also favorably impacted revenue due to favorable exchange rates. During the six months ended June

30, 2007, approximately 35% of our revenue was generated from European customers compared to 18% during the six months ended June 30, 2006.
     Service and other revenue increased from $3.3 million for the six months ended June 30, 2006 to $10.2 million for the six months ended June 30, 2007, as more systems reached the end of their warranty period and customers elected to enter into service contracts with us. Also contributing to the increase was $2.9 million of revenue recognized on service parts sold to distributors and other optional equipment sold to the installed base compared to $61,000 for the six months ended June 30, 2006.
Cost of revenue
     Cost of revenue increased from $42.2 million for the six months ended June 30, 2006 to $58.5 million for the six months ended June 30, 2007, an increase of $16.3 million or 39%. This increase was attributable to the number of systems accepted, the number of systems under service contract and the growth of our service infrastructure. Employee costs increased by approximately $5.6 million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 to support the growth of our global service infrastructure. We also incurred additional travel and logistics costs of $1.6 million due to the higher number of installed systems. Gross margins were 38% and 29% for the six months ended June 30, 2007 and 2006, respectively. The increase in gross margins was primarily due to a higher average selling price on system acceptances coupled with higher sales volumes which resulted in improved absorption of fixed manufacturing and service costs.
Research and development expenses
     Research and development expenses increased from $7.9 million for the six months ended June 30, 2006 to $14.8 million for the six months ended June 30, 2007, an increase of $6.9 million or 89%. The increase was primarily attributable to $3.0 million in additional employee costs due to an increase in the total number of employees engaged in research and development activities from 122 at June 30, 2006 to 160 at June 30, 2007, as we work on future product initiatives. We also incurred an additional $3.2 million in external consulting expenses and licensing agreements for new product research and development projects and additional product enhancements. The Company also incurred additional expense of $0.7 million for testing equipment and travel. As a percentage of revenue, total research and development expenses were 15.6% and 13.3% for the six months ended June 30, 2007 and 2006, respectively.
Selling, general and administrative expenses
     Selling, general and administrative expenses increased from $9.0 million for the six months ended June 30, 2006 to $17.7 million for the six months ended June 30, 2007, an increase of $8.7 million or 97%. The increase was primarily due to an increase of $5.4 million in employee costs as the total number of employees engaged in selling, general and administrative activities increased from 93 at June 30, 2006 to 126 at June 30, 2007, due to the expansion of our business. In addition, we incurred a $0.5 million increase in sales commissions resulting from increased sales and higher commission rates. Further, we incurred $1.0 million in costs for outside services, including legal costs, tax and audit fees and consulting. In conjunction with our IPO, directors fees and D&O insurance increased by approximately $0.3 million. The Company also incurred an additional $0.7 million in expense in trade shows, meetings and travel related expenses. As a percentage of revenue, selling, general and administrative expenses were 18.7% and 15.1% for the six months ended June 30, 2007 and 2006, respectively.
Stock-based compensation
     As of January 1, 2006, we adopted SFAS No. 123(R), which requires us to expense the fair value of employee stock options. We adopted the fair value recognition provisions of SFAS No. 123(R), using the prospective method. For the six months ended June 30, 2007 and 2006, we recorded $1.6 million and $13,000 of stock compensation expense, respectively. As of June 30, 2007, the Company has $9.5 million of total unrecognized compensation cost related to non-vested awards granted under the Company’s stock based plans that it expects to recognize over a weighted-average period of 3.29 years.
Other income (expense), net

     We had other expense of $0.8 million for the six months ended June 30, 2006, and other income of $1.2 million for the six months ended June 30, 2007. For the six months ended June 30, 2007, we recorded interest income of $1.4 million, interest expense of $0.1 million and foreign currency losses (net of foreign currency gains) of $0.04 million. For the six months ended June 30, 2006, we recorded interest income of $0.8 million, interest expense of $0.2 million and foreign currency losses (net of foreign currency gains) of $1.2 million. We incurred foreign currency losses on customer deposits denominated in Euros, on sales contracts and deferred revenues on Hi Art systems which have not yet received customer acceptance which was largely offset by open accounts receivable balances also denominated in Euros. We have not hedged these foreign currency contracts.
Income tax expense (benefit)
     An income tax expense of $1.7 million was recorded for the six months ended June 30, 2007. Income tax benefit of $3.4 million was recorded for the six months ended June 30, 2006. The primary change was a $3.5 million reduction of the deferred tax asset valuation allowance in 2006.
Liquidity and Capital Resources
     In May 2007, the Company completed its IPO of common stock in which a total of 13,504,933 shares were sold, including 2,901,973 shares sold by selling stockholders, at an issuance price of $19.00 per share. The Company raised a total of $201.5 million in gross proceeds from the IPO, or approximately $185.4 million in net proceeds after deducting underwriting discounts and commissions of $14.1 million and estimated other offering costs of approximately $2.0 million. Upon the closing of the IPO, all shares of redeemable convertible preferred stock outstanding automatically converted into 25,676,856 shares of common stock and the remaining 10,039 preferred stock warrants outstanding converted into options to purchase common stock. Prior to our IPO, we funded our working capital needs and our capital expenditure requirements using cash from sales of equity securities and from our operations, including customer advance payments, and, to a lesser extent, through grants and borrowings. Since our inception and up to our IPO, we had obtained financing of $43.2 million primarily through private placements of equity securities and the exercise of employee stock options.
Cash Flows
     Cash flows from operating activities. Net cash used in operating activities was $13.0 million for the six months ended June 30, 2007. This included net income of $3.2 million, a non-cash charge of $2.9 million of depreciation and amortization, a deferred income tax provision of $1.3 million and $1.6 million of share-based compensation expense. Deferred rent and obligation to landlord increased $0.7 million due to a new seven-year operating lease for additional office space which included a four-month rent holiday and reimbursable tenant improvements. Accounts receivable increased by $14.1 million due to increased system sales and the timing of the billing events. Inventory increased by $16.1 million due to inventory purchased to meet increased sales demand as well as an increase in our world-wide service inventory depots. Also contributing to the increase in inventory are systems which are ready for shipment or systems waiting for customer acceptance. This also contributed to the increase in deferred revenue of $5.1 million. Customer deposits increased $1.4 million due to a higher number of units in backlog from the end of last year. Other current assets increased $0.6 million primarily due to an increase in the directors and officers insurance premium after the IPO. Accounts payable and accrued expenses increased approximately $1.1 million based on increased purchases of goods and services.
     Net cash provided by operating activities was $8.5 million for the six months ended June 30, 2006. This included net income of $0.8 million, a non-cash charge of $1.2 million of depreciation and amortization, a $3.5 million reduction of the deferred tax valuation allowance and a $2.3 million increase in the preferred stock warrant valuation. Customer deposits decreased by $12.8 million due to several large customer deposits which moved into deferred revenue as the units were shipped. This movement of deposits to deferred revenue and additional units waiting final acceptance were the primary reasons for the increase in deferred revenue of $27.9 million. We also experienced an increase of $3.2 million in trade payables due to overall growth in the company. These increases were offset by an increase in accounts receivable of $4.2 million due to sales growth and the timing of several shipments and acceptances at the end of the quarter. Inventory also increased by $2.1 million due to growth in our production quantities and an increase in our service inventory.

     Cash flows from investing activities. During the six months ended June 30, 2007, we used net cash of $5.3 million to purchase capital equipment as we (1) finished the build-out and additional test system for our new training centers, (2) implemented our new enterprise resource planning system and (3) added computer equipment and software for new employees.
     Net cash used in investing activities was $4.6 million for the six months ended June 30, 2006, as we purchased capital equipment for (1) the build-out of our new leased manufacturing facility, (2) the build-out of our European office in Brussels, Belgium and (3) computer equipment and software for new employees.
     Cash flows from financing activities. Net cash from financing activities was $187.6 million for the six months ended June 30, 2007. We received proceeds from our IPO of $185.4 million, net of issuance costs. Additionally, we received $1.8 million in proceeds from the exercise of employee stock options and $0.5 million in proceeds from the exercise of warrants.
     Net cash provided by financing activities was $0.9 million for the six months ended June 30, 2006. We entered into a loan with Madison Development Corporation for $0.4 million and Wisconsin Department of Commerce for $0.5 million to help fund capital improvements to our new leased manufacturing facility in Madison, Wisconsin.
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
Contractual Obligations and Commitments
     The following table is a summary of our long-term contractual obligations as of December 31, 2006 (in thousands):

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
     We believe that our current cash and cash equivalents, along with the cash we expect to generate from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If our estimates of revenue, expenses, or capital or liquidity requirements change or are inaccurate, or if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or arrange additional debt financing. In the future, we may also seek to sell additional equity or arrange debt financing to give us financial flexibility to pursue attractive acquisition or investment opportunities that may arise, although we currently do not have any acquisitions or investments planned. We may also seek to sell additional equity or arrange debt financing to provide us with additional financial flexibility if market opportunities exist.
Off-Balance Sheet Arrangements
     As of June 30, 2007, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Critical Accounting Policies and Estimates
     This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.
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
Recent Accounting Pronouncements
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This statement indicates registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154 for the correction of an error in financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We adopted this interpretation in the fourth quarter of 2006 and it did not have a material impact on our financial results.
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We were required to adopt the provisions of FIN 48 effective January 1, 2007. At the adoption date, the Company has applied FIN 48 to all tax positions for which the statute of limitations remained open. The amount of unrecognized tax benefits as of January 1, 2007, was $1.8 million which, if ultimately recognized, will reduce the Company’s annual effective tax rate. There have been no material changes in unrecognized tax benefits since January 1, 2007. The unrecognized tax benefits relate to federal and state research tax credits.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Board has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 in 2008 to have a material impact on our results of operations or financial position.
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
Foreign Currency Exchange Rate Risk
     A significant portion of our sales and expenses historically have been denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains or losses to date. For the six months ended June 30, 2007, 26%, 4% and 3% of our revenue was from contracts denominated in Euros, Swiss Francs and Canadian dollars, respectively. During 2006, we opened and staffed an office in Brussels, Belgium and began incurring Euro-denominated expenses, which were paid directly from the U.S. We currently do not hedge our foreign currency since the exposure has not been material to our historical operating results. To date, our Euro-denominated sales orders have included high down payments, limiting the need to hedge the related currency risk. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Hi Art system outside the United States. To the extent that we can predict the timing of payments under these contracts, we may engage in hedging transactions to mitigate such risks in the future.
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
     As of June 30, 2007, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, our management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
     There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     We believe it will be necessary to find alternative manufacturers for key components of the Hi Art system over time as our quantity and quality demands evolve, but we may experience a significant delay in locating an alternative manufacturer. Furthermore, we will need to verify that any new manufacturer meets our technical specifications and maintains facilities, procedures and operations that comply with our quality requirements. We will also have to assess any new manufacturer’s compliance with all applicable regulations and guidelines, which could further impede our ability to manufacture our products in a timely manner. If the change in manufacturer results in a significant change to the product, a new 510(k) clearance from the FDA or similar foreign clearance may be necessary, which would likely cause substantial delays. The occurrence of any of these events could harm our ability to meet the demand for the Hi Art system in a timely manner or within budget.
Sales of the Hi Art system may be adversely affected if clinicians do not widely adopt IGRT and adaptive radiotherapy, which is an emerging cancer treatment technique.
     Our success in marketing the Hi Art system depends in part on persuading clinicians and patients of the benefits of adaptive radiation therapy. Image guided radiation therapy, or IGRT, is an emerging cancer treatment technique which involves delivering intensity modulated radiation therapy, or IMRT, guided by images of the treatment area taken shortly before treatment, using CT, x-ray, ultrasound, or other imaging technologies. IMRT is a widely accepted technique, which involves varying, or modulating, the intensity of the radiation beam across a targeted treatment area. Adaptive radiation therapy involves adjusting a patient’s radiation therapy plan between treatment sessions to account for changes in the patient’s anatomy, the amount and location of the radiation received by the patient, and the size, shape and location of the tumor. In particular, we believe that adaptive radiation therapy requires, and we have designed the Hi Art system to enable, continual adjustments to a patient’s treatment plan throughout the entire course of treatment, facilitated by both the regular acquisition of updated quantitative images showing the location, geometry and density of the tumor, as well as the verification of the actual radiation dose received by the patient. Since IGRT and adaptive radiation therapy are still in the early stages of emergence and implementation, increased sales of the Hi Art system depend, in part, on widespread adoption of these techniques by clinicians. Widespread adoption of IGRT and adaptive radiation therapy depends on many factors, including some that are outside of our control. These factors include acceptance by clinicians that IGRT and adaptive radiation therapy are clinically effective and cost effective in treating a wide range of tumors, demand by patients for such treatment, successful education of clinicians on the various aspects of these techniques and adequate reimbursement for procedures performed using adaptive radiation therapy. If widespread market acceptance of IGRT and adaptive radiation therapy do not occur, or do not occur as rapidly as we anticipate, sales of the Hi Art system may be adversely affected and our revenue may decline or fail to grow at its current rate.
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

     All of our manufacturing operations are conducted at a single location in Madison, Wisconsin. This location contains bunkers for testing the Hi Art system because the system emits radiation. We do not maintain a backup manufacturing facility and we therefore depend on our current facility for the continued operation of our business. We take precautions to safeguard our facility, including insurance, health and safety protocols, and off-site storage of computer data. However, a natural disaster could cause substantial delays in our manufacturing operations, damage or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against natural disasters may not be adequate to cover our losses in any particular case. With or without insurance, damage to our manufacturing facility or our other property, or to any of our suppliers, due to a natural disaster or casualty event may have a material adverse effect on our business, financial condition and results of operations.
We rely on local distributors to market and distribute the Hi Art system in much of the Asian market.
     We rely on third-party distributors for the marketing and distribution of the Hi Art system in Japan, Taiwan, South Korea, Singapore, India and China. The percentage of our revenue derived from sales by local distributors was 11% in 2005 and 21% in 2006. A component of our growth strategy is to expand our marketing and sales through distributors in additional countries. In our standard distribution agreement, we appoint an exclusive distributor for a specific country for a period of three years. The agreement sets forth annual sales targets and we are entitled to terminate the agreement if the distributor fails to meet these sales targets. To date, we have not had to terminate our relationship with a single distributor due to a failure to meet the minimum sales targets. We have also developed a certification procedure to ensure each distributor can fulfill its obligations under the distribution agreement. Accordingly, our success in generating sales in countries where we have engaged local distributors depends in part on the efforts of others whom we do not control. Many of our local distributors have only limited personnel capabilities, although we require them to assume responsibility for marketing, sales and service efforts in their country. As a result, these distributors may not be able to successfully market, sell and service the Hi Art system, may not devote sufficient time and resources to support adequate marketing and selling efforts, and may not market the Hi Art system at prices that will permit the Hi Art system to develop, achieve, or sustain market acceptance, any of which could adversely affect our potential for revenue from international markets. In addition, if a distributor is terminated by us or goes out of business, it may take us a period of time to locate an alternative distributor and to train its personnel to market the Hi Art system, and our ability to sell the Hi Art system in that distributor’s country could be adversely affected.
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

     The governmental agencies regulating medical devices in some countries require that the user interface on medical device software be in the local language. This may conflict with the preferences of some end customers who believe that an English user interface allows for the broadest range of use by clinicians and the safest way to utilize the system. We currently provide user guides and manuals in the local language, but only provide an English language version of the user interface. If we cannot convert our user interface to local languages to comply with those regulatory requirements, the use of our systems may be interrupted and it may cause the delay or cessation of future sales in those countries.
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
     In addition, if the firewall software protecting the information contained in the Hi Art system’s database fails or someone is successful in hacking into the database, we could face damage to our business reputation and possible litigation and regulatory action. Certain governmental agencies, such as the U.S. Department of Health and Human Services and the Federal Trade Commission, have the authority to protect against the misuse of consumer information by targeting companies that collect, disseminate, or maintain personal information in an unfair or deceptive manner. We are also subject to the laws of those foreign jurisdictions in which we sell the Hi Art system, some of which currently have more protective privacy laws. If we fail to comply with applicable regulations in this area, our business and prospects could be harmed.
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
     Prior to our recent IPO, there was no public market for shares of our common stock. An active public trading market may not be sustained. The market price of our common stock will continue to be affected by a number of factors, including:
•	fluctuations in quarterly revenue and net income;

•	regulatory developments related to the manufacturing, marketing, or sale of the Hi Art system;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analyst that elects to follow our common stock;

•	sales of large blocks of our common stock; and

•	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results.
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
     As of June 30, 2007, we had 49,062,043 shares outstanding. The 13,504,933 shares of our common stock we and the selling shareholders sold in our recent IPO and the 324,785 shares of common stock held by employees not under a lock-up agreement are freely tradable without restriction. Holders of approximately 98.4% our outstanding shares, including all of our directors and officers, have signed lock-up agreements for a period of 180 days, which expires on November 4, 2007, subject to extension in the case of an earnings release or material news or a material event relating to us. In addition, the holders of options to purchase 1,353,066 shares, out of a total of vested options to purchase 1,886,328 shares as of June 30, 2007, have signed lock-up agreements. Merrill Lynch, Pierce, Fenner & Smith Incorporated may, in its sole discretion and without notice, release all or any portion of the shares subject to lock-up agreements. As restrictions on resale end, the market price of our common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares or other securities. The following chart shows when we expect that the remaining 35,232,325 shares that were not sold in the IPO will be available for resale in the public markets.

Number of Shares/
Percentage of Total
Outstanding	Date of Availability for Resale into the Public Market
250,875/0.5%	August 7, 2007
31,308,555/63.8%	November 4, 2007, of which 11,926,613, or 24.3% of our total outstanding shares, are subject to volume limitations under Rule 144.
3,672,895/7.5%	Later than November 4, 2007.
     In addition, subject to certain conditions, holders of an aggregate of 22,776,338 shares of common stock now have the right to require us to file registration statements relating to their shares or to include their shares in registration statements that we may file for ourselves or other shareholders with the Securities and Exchange Commission, or SEC. We also registered 6,997,843 shares of our common stock that are authorized for issuance under our equity compensation plans. They now can be freely sold in the public market upon issuance, subject to the lock-up agreements described above and the restrictions imposed on our affiliates under Rule 144.
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
     The current largest beneficial owners of our shares, Venture Investors, Avalon Technology and Endeavors Group, beneficially own in the aggregate 29.4% of our shares. As a result, these shareholders, if acting together, could exercise significant influence over the outcome of all matters submitted to our shareholders for approval. This concentration of ownership could have the effect of:
•	delaying, deferring, or preventing a change in control of our company;

•	entrenching our management and/or board;

•	impeding a merger, consolidation, takeover or other business combination involving our company; or

•	discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our company.
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
     Our amended and restated articles of incorporation and amended and restated bylaws, which became effective at the closing of our recent IPO, contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our shareholders might consider favorable. These provisions include the following:
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
     In addition, a change of control of our company may be discouraged, delayed or prevented by Sections 180.1140 to 180.1144 of the Wisconsin Business Corporations Law. These provisions generally restrict a broad range of business combinations between a Wisconsin corporation and a shareholder owning 10% or more of our outstanding voting stock. These and other provisions in our amended and restated articles of incorporation, amended and restated bylaws and Wisconsin law could make it more difficult for shareholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors, including to delay or impede a merger, tender offer, or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities

     We have issued and sold the following unregistered securities during the three months ended June 30, 2007.
1. We sold an aggregate of 226,277 shares of common stock to employees, directors and consultants for cash consideration in the aggregate amount of approximately $131,187 upon the exercise of stock options and stock awards.
2. We sold an aggregate of 2,817 shares of common stock to employees, directors and existing shareholders for cash consideration in the aggregate amount of approximately $5,179 upon the exercise of warrants. Of these 2,817 shares of common stock, 734 shares were converted to common stock from Series D convertible preferred stock purchased pursuant to the exercise of warrants prior to the Company’s IPO of 11,743,420 shares of its common stock on May 8, 2007. All shares of Series D convertible preferred stock outstanding at the time of the IPO were automatically converted into common stock immediately prior to the IPO.
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
     We claimed exemption from registration under the Securities Act for the sale and issuance of securities in the transactions described in paragraph (2) by virtue of Section 4(2), Section 4(6) and/or Regulation D promulgated thereunder as transactions not involving any public offering. All of the purchasers of unregistered securities for which we relied on Section 4(2), Section 4(6) and/or Regulation D represented that they were accredited investors as defined under the Securities Act. We claimed such exemption on the basis that (a) the purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about we or had access, through employment or other relationships, to such information and (b) appropriate legends were affixed to the stock certificates issued in such transactions.
(b) Use of Proceeds from Public Offering of Common Stock
     Our IPO of 13,504,933 shares of our common stock, par value $0.01 was effected through a Registration Statement on Form S-1 (Reg. No. 333-140600) which was declared effective by the SEC on May 8, 2007. We issued 10,602,960 shares, 2,901,973 shares were sold by selling stockholders, 1,761,513 of which were purchased by the underwriters’ exercise of their overallotment option, on May 9, 2007 for gross proceeds to the Company of $201.5 million. We paid the underwriters a commission of $14.1 million and incurred additional offering expenses of approximately $2.0 million. After deducting the underwriters’ commission and the offering expenses, we received net proceeds of approximately $185.4 million. The managing underwriter of our IPO was Merrill Lynch & Co.
     No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
     The net proceeds have been invested into money market accounts. We have begun, and intend to continue to use, our net proceeds to finance expanding our selling and marketing efforts, increasing our research and development programs, expanding our international service and support group, and for working capital and other general corporate purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products, or technologies, although we currently do not have any acquisitions or investments planned.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on April 16, 2007 (the “Shareholders’ Meeting”), the shareholders of TomoTherapy Incorporated voted on the following seven items and cast their votes(1) as follows:
Proposal One:
To approve the appointment of Sam R. Leno as a director in Class One and Frances S. Taylor as a director in Class Two effective as of July 1, 2006:

			Broker Non-
For	Against	Abstain	Votes(2)
33,328,379	0	5,440	N/A
The Board had appointed Sam R. Leno and Frances S. Taylor to fill two vacancies on the Board effective July 1, 2006. Board appointment of directors is subject to subsequent shareholder approval, according to the Company’s Bylaws.
Proposal Two:
To approve the reelection of the following directors to serve in Class One:

			Broker Non-
	For	Withheld	Votes(2)
Sam R. Leno	33,333,819	0	N/A
John P. Neis	33,333,819	0	N/A
Cary J. Nolan	33,333,819	0	N/A
Frederick A. Robertson, M.D.	33,333,819	0	N/A
Directors Michael J. Cudahy, Thomas Rockwell Mackie, John J. McDonough, Carlos A. Perez, M.D., Paul J. Reckwerdt, and Frances S. Taylor continued in office following the Shareholders’ Meeting.
Proposal Three:
To approve the interim Amended and Restated Articles of Incorporation to be effective as of the effectiveness of the registration statement for the Company’s IPO, and that the further Amended and Restated Articles of Incorporation be approved to be effective upon the closing of the IPO:

			Broker Non-
For	Against	Abstain	Votes(2)
33,328,379	0	5,440	N/A
Proposal Four:
To approve the 2007 Equity Incentive Plan:

			Broker Non-
For	Against	Abstain	Votes(1)
33,333,819	0	0	N/A
Proposal Five:

To approve amendments to the Incentive Stock Option Plan, 2000 Stock Option Plan and 2002 Stock Option Plan to remove the ungranted shares from such plans.

			Broker Non-
For	Against	Abstain	Votes(2)
33,333,819	0	0	N/A
Proposal Six:
To approve the 2007 Employee Stock Purchase Plan:

			Broker Non-
For	Against	Abstain	Votes(2)
33,333,819	0	0	N/A
Proposal Seven:
To approve the conversion of Series A, B, C, D and E Preferred Stock to Common Stock upon the closing of the IPO and to approve the selection of the following underwriters for the IPO of the Company’s common stock: Merrill Lynch & Co., Piper Jaffray, Thomas Weisel Partners LLC, Robert W. Baird & Co., William Blair & Company and all other underwriters selected by the Company as underwriters (3):

			Broker Non-
For	Against	Abstain	Votes(2)
23,789,102	0	0	N/A

(1)	The votes cast at the Annual Meeting of Stockholders held on April 16, 2007 pre-date a 1.36-for-1 stock split implemented in connection with the Company’s IPO on May 8, 2007, but are expressed here after giving effect to the 1.36-for-1 stock split.

(2)	The Company’s securities were not publicly traded at the time of the Shareholders’ Meeting, so Broker Non-Votes is not applicable.

(3)	92.65% of the 25,676,856 outstanding shares of Series A, B, C, D and E Preferred Stock were voted in favor of this proposal. Only 75% of the preferred shares were required to pass Proposal Seven, and no common shares were allowed to be voted on this proposal.
Item 5. Other Information
If a shareholder wishes to present a proposal to be included in the Proxy Statement for the 2008 Annual Meeting of shareholders, the proposal must be submitted in writing and received by our Corporate Secretary at our corporate offices no later than December 3, 2007.
Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, as amended (1)

3.2	Amended and Restated Articles of Incorporation (Interim), as amended (2)

10.1	2007 Equity Incentive Plan (1)

Exhibit Number	Description
10.2	2002 Stock Option Plan, as amended (3)

10.3	2000 Stock Option Plan, as amended (3)

10.4	Incentive Stock Option Plan, as amended (1)

10.5	2007 Employee Stock Purchase Plan (1)

31.1	Certification of Frederick A. Robertson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen C. Hathaway pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Frederick A. Robertson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Stephen C. Hathaway pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to Registrant’s amended Registration Statement on Form S-1 (Reg. No. 333-140600) on April 16, 2007.

(2)	Filed as an exhibit to this Form 10-Q.

(3)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (Reg. No. 333-140600) on February 12, 2007.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TomoTherapy, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 13, 2007

TOMOTHERAPY, INC.
/s/ Frederick A. Robertson
Frederick A. Robertson
Chief Executive Officer

TOMOTHERAPY, INC.
/s/ Stephen C. Hathaway
Stephen C. Hathaway
Chief Financial Officer and Treasurer