Form 10-Q
period 2007-09-30
TomoTherapy Inc
filed 2007-11-13
CIK 1317872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33452
TomoTherapy Incorporated

Wisconsin	39-1914727
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1240 Deming Way
Madison, Wisconsin 53717
(608) 824-2800
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,580,993 shares of common stock, par value $.01 per share, outstanding as of October 31, 2007

TomoTherapy Incorporated
Form 10-Q for the Quarter Ended September 30, 2007

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash and cash equivalents	$184,586	$20,137
Accounts receivable	38,851	19,050
Inventories	56,432	40,026
Deferred tax assets	2,279	5,982
Prepaid expenses and other current assets	2,052	1,014

Total current assets	284,200	86,209
Property and equipment, net	19,757	15,469
Test systems, net	6,283	5,349
Intangible assets, net	470	472
Deferred tax assets	3,008	1,815

Total assets	$313,718	$109,314

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$13,187	$13,960
Customer deposits	24,765	23,103
Deferred revenue	24,254	20,204
Accrued expenses	15,068	12,667
Accrued warranties	6,456	5,307
Convertible preferred stock warrant liability	—	3,522

Total current liabilities	83,730	78,763
Other non-current liabilities	2,655	2,005

Total liabilities	86,385	80,768

COMMITMENTS AND CONTINGENCIES (Note D)

TEMPORARY EQUITY
Redeemable convertible preferred stock, $1 par value, zero and 25,686,898 shares authorized; zero and 25,221,239 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively, liquidation amount: zero and $52,587 at September 30, 2007 and December 31, 2006, respectively	—	212,663

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $1 par value, 10,000,000 and zero shares authorized at September 30, 2007 and December 31, 2006; zero shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	—	—
Common stock, $.01 par value, 200,000,000 and 47,689,147 shares authorized at September 30, 2007 and December 31, 2006; 49,195,337 and 9,264,291 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	492	93
Additional paid-in capital	645,110	1,771
Treasury stock, 1,632 shares at cost	—	—
Accumulated other comprehensive loss	(415)	—
Accumulated deficit	(417,854)	(185,981)

Total shareholders’ equity (deficit)	227,333	(184,117)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)	$313,718	$109,314

The accompanying notes are an integral part of these consolidated statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenue	$59,221	$37,173	$154,099	$96,504
Cost of revenue	37,151	23,651	95,694	65,851

Gross profit	22,070	13,522	58,405	30,653

Operating expenses:
Research and development	9,624	6,164	24,471	14,028
Selling, general and administrative	11,126	5,905	28,844	14,878

Total operating expenses	20,750	12,069	53,315	28,906

Income from operations	1,320	1,453	5,090	1,747
Other income (expense), net	2,775	(392)	3,947	(1,150)

Income before income tax and cumulative effect of change in accounting principle	4,095	1,061	9,037	597
Income tax expense (benefit)	1,512	(2,083)	3,221	(5,448)

Income before cumulative effect of change in accounting principle	2,583	3,144	5,816	6,045
Cumulative effect of change in accounting principle	—	—	—	(2,140)

Net income	2,583	3,144	5,816	3,905
Accretion of redeemable convertible preferred stock	—	(22,760)	(237,582)	(54,563)

Net income (loss) attributable to common shareholders	$2,583	$(19,616)	$(231,766)	$(50,658)

Net income (loss) per share attributable to common shareholders
Basic	$0.05	$(2.21)	$(7.46)	$(5.76)

Diluted	$0.05	$(2.21)	$(7.46)	$(5.76)

Weighted average common shares outstanding used in computing net income (loss) per share attributable to common shareholders
Basic	49,130	8,862	31,058	8,789

Diluted	54,405	8,862	31,058	8,789

The accompanying notes are an integral part of these consolidated statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net income	$5,816	$3,905
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,563	1,976
Noncash charge for stock compensation	2,519	46
Change in carrying value of convertible preferred stock warrants	108	3,203
Loss on disposal of property and equipment	21	5
Deferred income tax provision	2,510	(5,541)
Deferred rent and obligation to landlord	934	7
Changes in operating assets and liabilities:
Accounts receivable	(19,801)	(539)
Inventories	(16,406)	(9,186)
Prepaid expenses and other current assets	(1,038)	(1,604)
Accounts payable	(773)	3,839
Customer deposits	1,662	(6,204)
Deferred revenue	4,050	5,179
Accrued expenses	2,282	2,517
Accrued warranties	1,149	987

Net cash used in operating activities	(12,404)	(1,410)
Cash flows from investing activities:
Purchase of property and equipment	(7,087)	(7,598)
Cost of test systems	(2,817)	(2,673)
Payments for intangible assets	(40)	(293)

Net cash used in investing activities	(9,944)	(10,564)
Cash flows from financing activities:
Proceeds from notes payable	—	900
Payments on notes payable	(25)	(16)
Proceeds from the issuance of preferred stock, net of issuance costs	—	8
Proceeds from initial public offering, net of issuance costs	184,678	—
Proceeds from exercise of warrants	528	—
Proceeds from exercise of stock options	2,031	57

Net cash provided by financing activities	187,212	949
Effect of exchange rate changes on cash	(415)	—

Increase (decrease) in cash and cash equivalents	164,449	(11,025)
Cash and cash equivalents at beginning of period	20,137	30,396

Cash and cash equivalents at end of period	$184,586	$19,371

The accompanying notes are an integral part of these consolidated statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)
NOTE A — BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of TomoTherapy Incorporated have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for the year ending December 31, 2007.
     The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and footnotes thereto included in the Company’s Registration Statement on Form S-1 dated May 8, 2007.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     TomoTherapy Incorporated, a Wisconsin corporation, (the Company) developed, markets and sells the TomoTherapy Hi Art system (the System), a radiation therapy system for the treatment of a wide variety of cancers. The Company markets the System to hospitals and cancer treatment centers.
Initial Public Offering
     In the second quarter of 2007, the Company completed its initial public offering (IPO) of common stock in which a total of 13,504,933 shares were sold at an issuance price of $19.00 per share. This included 2,901,973 shares sold by selling stockholders, 1,761,513 of which were purchased by the underwriters’ exercise of their overallotment option. The Company raised a total of $201.5 million in gross proceeds from the IPO, or approximately $184.7 million in net proceeds after deducting underwriting discounts and commissions of $14.1 million and estimated other offering costs of approximately $2.7 million. Upon the closing of the IPO, all shares of redeemable convertible preferred stock outstanding automatically converted into 25,676,856 shares of common stock and the remaining 10,039 of preferred stock warrants outstanding converted into options to purchase common stock.
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

Cash and Cash Equivalents
     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents primarily consist of time deposits with banks. The balance in the Company’s foreign cash accounts was $0.6 million and $0.1 million at September 30, 2007 and December 31, 2006, respectively.
     Interest income, included as a component of other income (expense), net, was $2.4 million and $3.8 million for the three and nine months ended September 30, 2007, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2006, respectively.
Fair Value of Financial Instruments
     The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of these assets and liabilities approximate their respective fair values as of September 30, 2007 and December 31, 2006.
Foreign Currency
     The Company’s international subsidiaries use their local currencies as their functional currencies. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to accumulated other comprehensive loss within the statement of shareholders’ equity (deficit). Foreign currency transaction gains and losses are included as a component of other income (expense), net. Foreign currency gains were $0.4 million for each of the three and nine months ended September 30, 2007. Foreign currency transaction gains were $0.2 million for the three months ended September 30, 2006 and foreign currency transaction losses were $1.0 million for the nine months ended September 30, 2006.
Inventories
     Components of inventory include raw materials, work-in-process and finished goods. Finished goods include in-transit systems that have been shipped to the Company’s customers, but are not yet installed and accepted by the customer. All inventories are stated at the lower of cost or market, cost determined by the first-in first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding twelve months, expected demand, technological obsolescence and other information. The Company records as a charge to cost of revenue the amount required to reduce the carrying value of inventory to net realizable value. As of September 30, 2007 and December 31, 2006, the Company had an inventory reserve of $9.7 million and $5.3 million, respectively. Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in the cost of revenue line item within the statements of operations.
     Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Raw materials	$40,071	$30,091
Work-in-process	6,276	4,762
Finished goods	10,085	5,173

	$56,432	$40,026

Property and Equipment
     Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Furniture and equipment	$7,832	$5,166
Computer equipment	5,216	3,706
Computer software	4,746	1,522
Leasehold improvements	7,933	6,744
In process	1,365	3,202

	27,092	20,340
Less: Accumulated depreciation and amortization	(7,335)	(4,871)

Property and equipment, net	$19,757	$15,469

     Property and equipment are recorded at cost and are depreciated using the straight-line method over the following estimated useful lives:

Furniture and equipment	5 to 10 years
Computer equipment and software	3 to 7 years
Leasehold improvements	Lesser of useful life or the remaining lease term
     Depreciation expense associated with property and equipment was $0.9 million and $2.6 million for the three and nine months ended September 30, 2007, respectively, and $0.6 million and $1.4 million for the three and nine months ended September 30, 2006, respectively.
Test Systems
     Test systems include material, labor and overhead costs on the Hi Art systems used for internal testing and training purposes. These costs are amortized, on a straight-line basis over a three-year period.
     Test systems consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Test systems at cost	$8,325	$7,210
Less: Accumulated amortization	(2,042)	(1,861)

Test systems, net	$6,283	$5,349

     Amortization expense associated with test systems was $0.7 million and $1.9 for the three and nine months ended September 30, 2007, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2006, respectively.
Warranty Cost
     The Company’s sales terms include a warranty that generally covers the first year of system operation and is based on terms that are generally accepted in the marketplace. The Company records a current liability for the expected cost of warranty-related claims at the time of sale. The following table presents changes in the Company’s product warranty liability for the nine months ended (in thousands):

	September 30,	September 30,
	2007	2006
Balance, beginning of the period	$5,307	$2,923
Charged to cost of revenue	8,225	6,257
Adjustments related to change in estimate	388	525
Actual product warranty expenditures	(7,464)	(5,795)

Balance, end of period	$6,456	$3,910

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
Revenue Recognition
     Revenue is recognized from system product sales, including sales to distributors, and related services when earned in accordance with Staff Accounting Bulletin, or SAB No. 104, Revenue Recognition, and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when the following four criteria are met:
•	Persuasive evidence of an arrangement exists. The Company requires evidence of a purchase order with a customer specifying the terms and conditions of the product or services to be delivered, typically in the form of a signed quotation or purchase order from the customer.

•	Title and risk of loss have been transferred to the customer. During the installation phase, each System is fully tested to confirm that it functions within operating specifications. Upon completion of the test procedures, the customer signs the acceptance test procedures document, or ATP, acknowledging acceptance of the system. Revenue for the sale of systems is recognized upon receipt of the signed ATP.

•	The sales price is fixed or determinable. All contract terms are fixed in the signed quotation or purchase order received from the customer. The contracts do not contain rights of cancellation, return, exchanges or refunds.

•	Collection is reasonably assured. Due to the fact that the Company’s sales are to hospitals and cancer treatment centers with significant resources, the Company considers accounts receivable to be fully collectible. In addition, the Company’s contracts generally require staged payments as follows: 10% to 30% down payment, 60% to 70% due upon shipment and 10% to 20% due upon final acceptance by the customer.
     Revenue by major type consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Product sales	$52,455	$33,638	$137,025	$88,835
Service and other revenue	6,766	3,535	17,074	7,669

Total revenue	$59,221	$37,173	$154,099	$96,504

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of revenue	$195	$—	$464	$—
Research and development	320	—	964	—
Selling, general and administrative	393	33	1,282	46
Income tax benefit	(111)	—	(377)	—

Net decrease in net income	$797	$33	$2,333	$46

     In May 2007, in connection with the Company’s IPO, the Board of Directors approved the 2007 Equity Incentive Plan and 2007 Employee Stock Purchase Plan (ESPP). During the three and nine months ended September 30, 2007, 34,440 and 97,440 options, respectively, to purchase common stock were granted under the 2007 Equity Incentive Plan. The ESPP is deemed compensatory and compensation costs are accounted for under SFAS 123(R). Refer to Note E for further discussion.
     Net Income (Loss) Per Share of Common Stock
     Net income (loss) per share of common stock is as follows for the three and nine months ended September 30, 2007 and 2006, respectively (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic:
Income before cumulative effect of change in accounting principle	$0.05	$0.35	$0.19	$0.69
Cumulative effect of change in accounting principle	—	—	—	(0.24)

Net income	$0.05	$0.35	$0.19	$0.44

Net income (loss) attributable to common shareholders	$0.05	$(2.21)	$(7.46)	$(5.76)

Diluted:
Income before cumulative effect of change in accounting principle	$0.05	$0.35	$0.19	$0.69
Cumulative effect of change in accounting principle	—	—	—	(0.24)

Net income	$0.05	$0.35	$0.19	$0.44

Net income (loss) attributable to common shareholders	$0.05	$(2.21)	$(7.46)	$(5.76)

Weighted average common shares outstanding used in:
Basic	49,130	8,862	31,058	8,789

Diluted	54,405	8,862	31,058	8,789

     Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Dilutive shares outstanding are calculated by adding to the weighted shares outstanding any common stock equivalents from redeemable preferred stock, performance shares, outstanding stock options and warrants based on the treasury stock method.
     Basic net income (loss) attributable to common shareholders per share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) attributable to common shareholders per share is calculated by dividing net income (loss) attributable to common shareholders by adding to the weighted shares outstanding any common stock equivalents from redeemable preferred stock, performance shares, outstanding stock options and warrants based on the treasury stock method. Diluted net loss attributable to common shareholders per share is the same as basic net loss attributable to common shareholders per share for the three and nine months ended September 30, 2006 since the effects of potentially dilutive securities are anti-dilutive. The number of anti-dilutive shares excluded from the calculation of diluted net income (loss) per share are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Preferred stock (as if converted)	—	25,221	—	25,221
Contingent common shares	—	1,289	—	1,289
Stock options and warrants	34	7,850	94	7,850

	34	34,360	94	34,360

     Pro forma net income per share calculations assume conversion of preferred stock, contingent common shares, outstanding stock options and warrants. The assumed conversion of preferred stock and contingent common shares are weighted based on an IPO date of May 8, 2007 as if converted. For the nine months ended September 30, 2007, preferred stock and contingent common shares are weighted assuming the shares were outstanding for 128 days. For the three and nine months ended September 30, 2006, preferred stock and contingent common shares are weighted assuming the shares were outstanding for the 92 days and 273 days, respectively. Conversion of options and warrants shall be assumed at the beginning of such periods or at the time of issuance, if later. Per share amounts for the three and nine months ended September 30, 2007 and 2006 were as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Historical
Net income (loss) per share- basic
Numerator:
Net income (loss) attributable to common shareholders	$2,583	$(19,616)	$(231,766)	$(50,658)

Denominator:
Weighted-average shares of common stock outstanding	49,130	8,862	31,058	8,789

Net income (loss) attributable to common shareholders per share — basic	$0.05	$(2.21)	$(7.46)	$(5.76)

Net income (loss) per share- diluted
Numerator:
Net income (loss) attributable to common shareholders	$2,583	$(19,616)	$(231,766)	$(50,658)

Denominator:
Weighted-average shares of common stock outstanding	54,405	8,862	31,058	8,789

Net income (loss) attributable to common shareholders per share — diluted	$0.05	$(2.21)	$(7.46)	$(5.76)

Pro forma (unaudited)
Numerator:
Net income (loss)	$2,583	$(19,616)	$(231,766)	$(50,658)
Pro forma adjustment to add back preferred stock accretion	—	22,760	237,582	54,563

Pro forma net income	$2,583	$3,144	$5,816	$3,905

Denominator for pro forma basic net income per share:
Weighted-average shares of common stock outstanding	49,130	8,862	31,058	8,789
Pro forma adjustments to reflect assumed conversion of preferred stock (as if converted)	—	25,221	11,825	25,221
Pro forma adjustment to reflect assumed conversion of contingent common shares (as if converted)	—	1,289	604	1,289

Shares used to compute pro forma basic net income per common share	49,130	35,372	43,487	35,299

Pro forma basic net income per share	$0.05	$0.09	$0.13	$0.11

Denominator for pro forma diluted net income per share:
Weighted-average shares of common stock outstanding	54,405	8,862	31,058	8,789
Pro forma adjustments to reflect assumed conversion of preferred stock (as if converted)	—	25,221	11,825	25,221
Pro forma adjustment to reflect assumed conversion of contingent common shares (as if converted)	—	1,289	604	1,289
Pro forma adjustments to reflect assumed exercise of warrants and stock options using treasury stock method	—	5,471	5,099	5,472

Shares used to compute pro forma diluted net income per share	54,405	40,843	48,586	40,771

Pro forma diluted net income per share	$0.05	$0.08	$0.12	$0.10

Pro forma outstanding anti-dilutive securities not included in diluted earnings per share calculation
Stock options and warrants	34	—	94	—

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
     Revenue is attributed by geographic region based on the ship-to location of the Company’s customers. The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
North America	$31,505	$24,681	$79,550	$54,085
Europe	12,090	9,328	45,432	20,349
Asia	15,626	3,164	29,117	22,070

Total revenue	$59,221	$37,173	$154,099	$96,504

Change in Accounting Principle
     On June 29, 2005, the FASB issued Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 (SFAS 150) for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable (FSP 150-5). FSP 150-5 requires the Company to classify its outstanding preferred stock warrants as liabilities on its balance sheet and record adjustments to the value of its preferred stock warrants in its statements of operations to reflect their fair value at each reporting period. The Company adopted FSP 150-5 and accounted for the cumulative effect of the change in accounting principle as of January 1, 2006. For the three and nine months ended September 30, 2006, the impact of the change in accounting principle was to decrease net income by $0.9 million and $3.2 million, respectively. The impact consisted of a $2.1 million cumulative effect adjustment for the change in accounting principle as of January 1, 2006, when the Company adopted FSP 150-5, and $0.9 million and $1.1 million of expense that was recorded in other income (expense), net, to reflect the increase in fair value of the warrants for the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2007, the Company recorded zero and $0.1 million, respectively, as an expense in other income (expense), net, for the increase in fair market value of the warrants.
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
     In June 2007, the FASB ratified Emerging Issues Task Force Issue (EITF) No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. The EITF requires non-refundable advance payments to acquire goods or pay for service that will be consumed or performed in a future period in conducting research and development activities should be recorded as an asset and recognized as expense when the R&D activities are performed. The EITF should be applied prospectively to new contractual arrangements which begin in January 2008. The Company currently recognize these non-refundable advanced payments as an asset and expense over the term of the commitment. The adoption of EITF 07-03 is not expected to have a significant effect on the Company’s consolidated financial statements.

NOTE C — INCOME TAXES
     The effective income tax rate for the Company was 36% for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, the Company recorded an income tax provision of $0.1 million and a deferred tax benefit of $5.5 million as the Company anticipated this portion of the deferred tax assets were more likely than not to become recoverable as a result of historical and forecasted earnings.
     The valuation allowance as of September 30, 2007 of $1.3 million relates primarily to state net operating loss carryforwards and state research tax credits for which the Company believes realization is uncertain.
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
     The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s balance sheets at December 31, 2006 or at September 30, 2007, and has not recognized any interest or penalties in the statement of operations for the three and nine months ended September 30, 2007.
     The Company is subject to taxation in the U.S. and various state and foregin jurisdictions. All of the Company’s tax years are subject to examination by the U.S., state and foreign tax authorities due to the carryforward of unutilized net operating losses and research and development credits.
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
     The Company leases four facilities under operating leases: its corporate office space lease that expires in 2014 includes four, five-year renewal options; additional office space under a lease that expires in 2014; a manufacturing facility under a lease that expires in 2018; and office space in Brussels, Belgium under a lease that expires in 2014. The last three leases were all entered into during 2006. The Company is required to pay maintenance, taxes, utilities and insurance on all the facilities. The Company also leases automobiles under operating leases. Rent expense for the three and nine months ended September 30, 2007 was $0.6 million and $1.9 million, respectively, and $0.5 million and $1.1 million for the three and nine months ended September 30, 2006, respectively.
NOTE E — TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Redeemable Convertible Preferred Stock
     Prior to the IPO, the Company issued various classes of preferred stock. The holders of Series A, B, C and D preferred stock had the option to put their shares back to the Company at the greater of the original purchase price plus accrued dividends, or the current fair market value of the shares. The holders of Series E preferred stock had the option to put their shares back to the Company at the original purchase price plus accrued dividends. As a result, the carrying value of the preferred stock was increased by an accretion each period so that the carrying amounts equaled the greater of fair value or the defined redemption value for the Series A, B, C and D preferred stock. The Series E preferred stock was increased to its redemption value, including accrued dividends. The accreted amounts were recorded to accumulated deficit. The put option and the related accretion of the preferred shares terminated upon the closing of the IPO. For the nine months ended September 30, 2007, an accretion charge of $237.6 million was recorded based on independent third-party valuation reports as of March 31, 2007 and the IPO price at May 8, 2007. The valuation report was prepared utilizing the probability weighted expected return method as prescribed by the AICPA Practice Aid Valuation of Privately-Held-Company Equity Securities Issued as Compensation. This valuation took into consideration the following scenarios: (i) completion of an IPO; (ii) sale to a strategic acquirer; and (iii) remaining private. The valuation amounts determined under each scenario were then probability weighted based upon management’s best estimates of the occurrence of each scenario. The resulting value was then allocated to the Company’s common and each series of preferred stock based upon the economic impact of the conversion rights and liquidation preferences of the preferred stock.
Warrants
     At December 31, 2006, the Company had 307,088 and 158,566 warrants outstanding for the purchase of the Company’s Series A and D preferred stock at a price per share of $0.82 and $1.84, respectively. Upon the closing of the IPO on May 8, 2007, the option to put the warrants back to the Company no longer existed and the outstanding Series D warrants became options to purchase common stock at an exercise price of $1.84 per share. At September 30, 2007, the Company had 7,222 warrants outstanding.
     As discussed in Note A, in 2006, the Company adopted FSP 150-5 resulting in the reclassification of the carrying value of the preferred stock warrants as a liability and began recording the warrants at fair value at each reporting period with any increase or decrease in fair value reported in other income (expense), net. For the three and nine months ended September 30, 2007, the Company reported an expense of zero and $0.1 million, respectively, for the increased valuation. For the three and nine months ended September 30, 2006, the Company reported an expense of $0.9 million and $1.1 million, respectively, for the increased valuations.
     The Company selected the Black-Scholes pricing model to determine the fair value of its warrants. The determination of the fair value using this model will be affected by assumptions regarding a number of complex and subjective variables. The assumptions used in the Company’s Black-Scholes calculation for Series A and D warrants at September 30, 2006 were: (i) fair value per share of $11.38 and $9.25, respectively; (ii) expected term of approximately 0.5 years and 2.5 years, respectively; (iii) risk-free interest rate of 5.0% and 4.6%, respectively; (iv) expected volatility of 46% and 46%, respectively; and (v) no expected dividend yield. The assumptions used in the Company’s Black-Scholes calculation for Series D warrants at May 8, 2007 were: (i) fair value per share of $19.00; (ii) expected term of approximately two years; (iii) risk-free interest rate of 4.9%; (iv) expected volatility of 43%; and (v) no expected dividend yield.
Contingent Common Shares
     In addition to the conversion features, the Series A Investment Agreement contained a contingent provision that entitled the Company’s founders and the holders of the Series A preferred stock to receive one share of the Company’s common stock for each 2.86 shares of Series A preferred stock held for a total of 1,288,669 shares of common stock. The other half of the contingent shares were to be issued based upon the price per share to be received by the holders of Series A preferred stock in such sale or IPO. In February 2007, in accordance with the terms of the Series A Investment Agreement, the Company’s Board of Directors allocated one-half of these contingent shares of common stock to holders of Series A preferred stock based upon the fact that a sale or IPO did not occur prior to seven years from the Series A issuance date and one-half of these contingent shares of common stock to our founders based upon the Company’s belief that the anticipated IPO price was greater than eight times the original Series A offering price in 1999. The Company has accounted for the contingent common shares based upon analogy to the guidance provided by Issue 2 of EITF 00-27, “Application of Issue No 98-5 to Certain Convertible Instruments.” The Company believes the contingent common share feature is an embedded, non-detachable feature of the Series A preferred stock and has similar economic characteristics to an embedded conversion option as addressed in EITF 00-27. The conditional obligation to redeem the instrument by transferring assets was approved by the Board of Directors on February 6, 2007 and the Company recognized a charge to retained earnings and an increase to additional paid-in-capital of $0.1 million.
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

     The ESPP was initiated during the second quarter of 2007. As of September 30, 2007, there was $0.1 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized over a period of approximately two months. The fair value of ESPP shares was $3.98 per share. During the three and nine months ended September 30, 2007, the Company recorded $154,000 and $248,000 in share-based compensation expense related to these ESPP shares.
NOTE F — STOCK OPTIONS
     The Company sponsors four stock option plans (the Plans), which allow for the grant of incentive and nonqualified stock options for the purchase of common stock. Each option entitles the holder to purchase one share of common stock at the specified option price. The exercise price of each incentive stock option granted must not be less than the fair market value on the grant date. The option term is six to ten years. Options vest over three to four years. In 2007, in connection with the Company’s IPO, the Board of Directors approved the 2007 Equity Incentive Plan (the 2007 Plan). Under the 2007 Plan, the Board of Directors is authorized to award stock-based grants to employees, directors, and consultants for up to 2,302,488 shares. As of September 30, 2007, the other three plans remain in effect along with the 2007 Plan; however, options can no longer be granted from these plans.
     The following table summarizes information with respect to the Company’s Plans:

			Options Outstanding
				Weighted
				Average	Aggregate
	Shares		Weighted	Remaining	instrinsic
	Available	Number of	Average Exercise	Contractual	value as of
(In thousands, except per share amounts)	for Grant	Shares	Price	Term (in years)	Sept. 30, 2007
Balance at December 31, 2006	2,293	9,156	$3.30
Authorized	—	—	—
Granted	(97)	97	21.93
Cancelled or expired	87	(87)	5.93
Exercised	—	(2,360)	0.86

Balance at September 30, 2007	2,283	6,806	4.38	5.74	$128,303

Exercisable at September 30, 2007		1,910	2.51	6.25	$39,562

     The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the Company’s closing common stock price of $23.23 as of September 30, 2007 and which would have been received by the option holders had all option holders exercised their options as of that date.
     The Company uses the Black-Scholes valuation model to value stock options. The Company used historical stock prices of companies which it considered as a peer group as the basis for its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The Company employed the plain-vanilla method of estimating the expected term of the options as prescribed by SAB 107 as the Company did not have significant historical experience. The forfeiture rate is based on past history of forfeited options. The expense is being allocated using the straight-line method. For the three and nine months ended September 30, 2007, the Company recorded $0.8 million and $2.3 million, respectively, of stock compensation expense. For the three and nine months ended September 30, 2006, the Company recorded $33,000 and $46,000, respectively, of stock compensation expense. As of September 30, 2007, the Company had $9.1 million of total unrecognized compensation cost related to non-vested awards granted under the Company’s stock based plans that it expects to recognize over a weighted-average period of 3.08 years. Under the prospective method of adoption of SFAS No. 123(R), the Company continues to account for options issued prior to January 1, 2006 under the intrinsic value method of APB 25.
     The fair value of each option grant for the three and nine months ended September 30, 2007 and 2006 was estimated at the date of grant using the Black-Scholes option-pricing model based on the assumption ranges below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Employee Stock Option Plans
Expected term (in years)	4.25	4.25	4.25	4.25
Risk-free interest rate	4.6%	5.1%	4.6%	3.8%-5.1%
Expected volatility	45%	65%	45% - 65%	65%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	$27.17	$7.27	$21.93	$7.18
NOTE G — RELATED PARTY TRANSACTIONS
     The Company has an exclusive license agreement with the Wisconsin Alumni Research Foundation (WARF), a shareholder of the Company, to make, use, sell and otherwise distribute products under certain of WARF’s patents anywhere in the world. The Company is required to pay WARF a royalty for each product sold. The Company has recorded to cost of revenue royalties of $0.5 million and $1.0 million during the three and nine months ended September 30, 2007, respectively. The Company has recorded to cost of revenue royalties of $0.3 million and $0.8 million during the three and nine months ended September 30, 2006, respectively. The license agreement expires upon expiration of the patents and may be terminated earlier if elected by the Company. The Company may also grant sublicenses to third parties but must pay WARF 50% of all fees, royalties and other payments received. WARF has the right to terminate the license agreement if the Company does not meet the minimum royalty obligations or satisfy other obligations related to its utilization of the technology. If the Company lost this license, it would be unable to produce or sell the System. The Company had an accrued royalty payable balance of $0.5 million and $0.5 million as of September 30, 2007 and December 31, 2006, respectively.
NOTE H — SUBSEQUENT EVENTS
Follow-on Public Offering
     On October 16, 2007, the Company completed a public offering of 8,500,000 shares of its common stock at a price of $22.25 per share. All of the shares were sold by certain selling shareholders of the Company. The Company will not receive any of the proceeds from the sale of shares by the selling shareholders. Additionally, the underwriters exercised an option to purchase an additional 1,275,000 shares of common stock at the public offering price to cover over-allotments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition as of September 30, 2007 and results of operations for the three and nine months ended September 30, 2007 and 2006 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.
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
Overview
     TomoTherapy Incorporated, a Wisconsin corporation (the “Company”), developed, markets and sells the TomoTherapy Hi Art system (the System), a radiation therapy system for the treatment of a wide variety of cancers. We market the System to hospitals and cancer treatment centers.
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
Financial Operations
Revenue
     A significant portion of our revenue is generated from sales of the Hi Art system. We negotiate the actual purchase price with each customer and, historically, the purchase price has varied significantly. Generally, our international pricing has been higher than our domestic pricing.

     We recognize revenue from sales of the Hi Art system, including sales to distributors which have not been certified, when:
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
     The balance of our revenue is generated from post-warranty service contracts, billable service parts and other hardware and software options purchased by our end customers. Our post-warranty service contracts may be purchased with one-year or multiple-year terms, giving our customers the option to contract for the level of equipment support they require. See “Critical Accounting Policies and Estimates — Revenue Recognition.”
     Customer concentration. One customer accounted for more than 10% of our revenue for the three months ended Sepember 30, 2007 and September 30, 2006. In the nine months ended September 30, 2007 and 2006, no single customer accounted for more than 10% of total revenue.
     Geographic breakdown. The following table sets forth the geographic breakdown of our revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
North America	53%	66%	52%	56%
Europe	21%	25%	29%	21%
Asia	26%	9%	19%	23%

Total	100%	100%	100%	100%

     Distributor sales. In certain Asian countries, we sell the Hi Art system through distributors, who, in turn, sell the system directly to end customers. Our standard distributor agreement requires us to assist the distributor with the first several installations of Hi Art systems within that distributor’s region. Following these initial installations, the distributor is obligated to perform all post-shipment services required under the purchase agreement, including installation, testing, training and post-installation warranty service. Distributors do not have a contractual right of return if the sale to an end customer is not completed. We have developed a certification procedure to ensure distributors can fulfill these obligations, which includes an evaluation of the distributor’s financial stability. Upon completion of our certification program, the certified distributor is deemed by us to be qualified to install and service the Hi Art system and our personnel are no longer involved in the installation or acceptance test procedures. During the fourth quarter of 2006, our Japanese distributor became the first distributor to achieve certification. During the second quarter of 2007, our distributor in Taiwan achieved certification. Prior to a distributor achieving certification, we recognize revenue upon receipt of the signed acceptance procedure document from the end customer. After certification, we recognize revenue upon shipment to the distributor.
     Sales agents. In Europe, we use sales agents to identify potential end customers and assist our sales and marketing personnel with negotiations and closing sales of the Hi Art system to end customers. Our standard sales agent agreement provides for payment of our sales agents on a commission basis.
Backlog
     We define backlog as the total contractual value of all firm orders received for the Hi Art system and optional related products. Such orders must be evidenced by a signed quotation or purchase order from the customer, including the required down payment, if any. Backlog does not include any contingent orders received, such as those orders requiring board approvals or subject to financing. As of September 30, 2007, our backlog was approximately $228 million.

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
Other income (expense), net
     Other income is primarily interest income earned on our cash and cash equivalents. Other expense is primarily the expense related to the increase in fair value of the convertible preferred stock warrant liability, banking fees related to standby letters of credit required to support some of our international orders and interest expense on borrowings. This category also includes foreign currency transaction gains and losses on customer deposits made on sales contracts denominated in Euros, Swiss francs and Canadian dollars. We currently do not hedge these foreign currency contracts as most of our sales contracts are denominated in U.S. dollars.
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
     Customer mix and gross margins. Our mix of customers impacts our average selling prices and our gross margins:
•	Sales outside of the North America accounted for approximately 48% and 44% of our revenue for the nine months ended September 30, 2007 and 2006, respectively. Increased sales of the Hi Art system outside of the United States have tended to impact our gross margins favorably due to higher average selling prices in these markets. We intend to continue to expand our international selling efforts although we cannot be certain that favorable pricing trends will continue.

•	The majority of our sales to date have been to university research centers, hospitals and cancer treatment centers that are early adopters of new technologies and that tend to replace equipment regularly in order to upgrade their treatment capabilities. Our sales strategy includes increasing sales to community hospitals and smaller treatment centers, which have traditionally been slower in their adoption of new technologies primarily due to cost-based purchasing decisions. Our efforts to penetrate this market may require us to lower the price of the Hi Art system. Similarly, we may be required to lower the price of the Hi Art system in order to sell to national chains or large volume purchasers.

•	Our ability to demonstrate the clinical benefits of the Hi Art system compared to competing systems is likely to be a factor in our ability to maintain the selling price of the Hi Art system. We may need to demonstrate increased clinical benefits and offer additional features in order to compete favorably with our competitors in the medium to long term.
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
     Operating expenses. We have significantly expanded our total number of employees over the last three years from 171 at December 31, 2004, to 327 as of December 31, 2005, to 492 as of December 31, 2006 and to 618 as of September 30, 2007, due primarily to expansion of our research and development, service and support and sales and marketing capabilities. Our operating expenses are relatively fixed, consisting primarily of salaries, benefits and related overhead. Accordingly, we cannot generally make significant adjustments in response to short-term fluctuations in quarterly revenue. We also expect over time that our operating expenses will increase in absolute terms, but decrease as a percentage of our total revenue as we leverage our existing infrastructure.

Results of Operations
     The following table sets forth our statements of operations as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	62.7%	63.6%	62.1%	68.2%

Gross profit	37.3%	36.4%	37.9%	31.8%
Operating expenses:
Research and development	16.3%	16.6%	15.9%	14.5%
Selling, general and administrative	18.8%	15.9%	18.7%	15.4%

Total operating expenses	35.1%	32.5%	34.6%	29.9%

Income from operations	2.2%	3.9%	3.3%	1.9%
Other income (expense), net	4.7%	-1.0%	2.6%	-1.2%

Income before income tax	6.9%	2.9%	5.9%	0.7%
Income tax expense (benefit)	2.5%	-5.6%	2.1%	-5.6%

Income before cumulative effect of change in accounting principle and accretion of redeemable convertible preferred stock	4.4%	8.5%	3.8%	6.3%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Revenue
     Revenue increased from $37.2 million for the three months ended September 30, 2006 to $59.2 million for the three months ended September 30, 2007, an increase of $22.0 million or 59%. A significant portion of this increase, $18.8 million, is due to higher product revenue which is driven by the number of Hi Art systems accepted during the period. We received acceptances on 58% more systems during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.
     Service and other revenue increased from $3.5 million for the three months ended September 30, 2006 to $6.8 million for the three months ended September 30, 2007, as 64% more systems were covered under service contracts with us. Also contributing to the increase was $1.9 million of revenue recognized on service parts sold to distributors during the three months ended September 30, 2007. For the three months ended September 30, 2006, no service parts were sold to our distributors. These increases were offset by a decrease of $0.9 million in other optional equipment and software sold to the installed base between the two periods.
Cost of revenue
     Cost of revenue increased from $23.7 million for the three months ended September 30, 2006 to $37.2 million for the three months ended September 30, 2007, an increase of $13.5 million or 57%. This increase was attributable to the number of systems accepted, number of systems under service contract and the growth of our service infrastructure. Employee costs increased by approximately $3.7 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 as we added service personnel to support the growth of our global installed base. We also incurred additional travel and logistics costs of $1.3 million due to a larger number of installed systems. Gross margins were 37% and 36% for the three months ended September 30, 2007 and 2006, respectively. The increase in gross margin percentage was primarily due to increased system acceptances coupled with relatively consistent average selling prices which resulted in improved absorption of fixed manufacturing and service costs. Gross margins have also been positively affected by higher margin service parts sold to our distributors.
Research and development expenses
     Research and development expenses increased from $6.2 million for the three months ended September 30, 2006 to $9.6 million for the three months ended September 30, 2007, an increase of $3.5 million or 56%. The increase was primarily attributable to $1.9 million in additional employee costs due to an increase in the total number of employees engaged in research and development activities from 132 at September 30, 2006 to 169 at September 30, 2007, as we continue to focus on future product initiatives. We also incurred an additional $1.2 million in external consulting and licensing agreements for new product research and development projects, including $1.0 million for the research project with Lawrence Livermore National Laboratory. We also incurred an additional $0.3 million for testing equipment and travel. As a percentage of revenue, total research and development expenses were 16% and 17% for the three months ended September 30, 2007 and 2006, respectively.

Selling, general and administrative expenses
     Selling, general and administrative expenses increased from $5.9 million for the three months ended September 30, 2006 to $11.1 million for the three months ended September 30, 2007, an increase of $5.2 million or 88%. The increase was primarily due to an increase of $1.8 million in employee costs as the total number of employees engaged in selling, general and administrative activities increased from 102 at September 30, 2006 to 138 at September 30, 2007, due to the expansion of our business. In addition, we incurred an additional $0.8 million for outside services, including consulting, insurance, legal, secondary offering costs, tax and audit fees due to the increased complexity of our business. Commission expense increased approximately $1.8 million based on higher sales volumes and higher commission rates. We also incurred an additional $0.3 million in travel expenses due to higher sales. As a percentage of revenue, selling, general and administrative expenses were 19% and 16% for the three months ended September 30, 2007 and 2006, respectively.
Stock-based compensation
     As of January 1, 2006, we adopted SFAS No. 123(R), which requires us to expense the fair value of employee stock options. We adopted the fair value recognition provisions of SFAS No. 123(R), using the prospective method. For the three months ended September 30, 2007 and 2006, we recorded $0.8 million and $46,000 of stock compensation expense, respectively. As of September 30, 2007, we had $9.1 million of total unrecognized compensation cost related to non-vested awards granted under our stock based plans that it expects to recognize over a weighted-average period of 3.08 years.
Other income (expense), net
     We had other expense of $0.4 million for the three months ended September 30, 2006, and other income of $2.8 million for the three months ended September 30, 2007. For the three months ended September 30, 2007, we recorded interest income of $2.4 million and foreign currency gains (net of foreign currency losses) of $0.4 million. For the three months ended September 30, 2006, we recorded interest income of $0.4 million and $0.2 million of foreign currency transaction gains (net of foreign currency transaction losses). We incurred foreign currency transaction gains on open accounts receivable balances denominated in Euros which were largely offset by foreign currency transaction losses on customer deposits denominated in Euros, on sales contracts and deferred revenues on Hi Art systems which have not yet received customer acceptance. We have not hedged these foreign currency contracts.
Income tax expense (benefit)
     An income tax expense of $1.5 million was recorded for the three months ended September 30, 2007. Income tax benefit of $2.1 million was recorded for the three months ended September 30, 2006. The primary change was a reduction of the deferred tax valuation allowance in 2006.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Revenue
     Revenue increased from $96.5 million for the nine months ended September 30, 2006 to $154.1 million for the nine months ended September 30, 2007, an increase of $57.6 million or 60%. A significant portion of this increase, $48.2 million, is due to higher product revenue which is driven by the number of Hi Art systems accepted during the period. We received acceptances on 42% more systems during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. In addition, the average selling price increased by approximately 8% primarily due to a higher number of international system acceptances. These systems were sold at a higher average selling price and many were denominated in Euros, which also favorably impacted revenue due to favorable exchange rates. During the nine months ended September 30, 2007, approximately 29% of our revenue was generated from European customers compared to 21% during the nine months ended September 30, 2006.
     Service and other revenue increased from $7.7 million for the nine months ended September 30, 2006 to $17.1 million for the nine months ended September 30, 2007, as 64% more systems were covered under service contracts with us. Also contributing to the increase was $3.7 million of revenue recognized on service parts sold to distributors and $4.2 million of other optional equipment and software sold to the installed base for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, no service parts were sold to distributors and we recognized revenue on $2.5 million of other optional equipment and software sold to the installed base.

Cost of revenue
     Cost of revenue increased from $65.9 million for the nine months ended September 30, 2006 to $95.7 million for the nine months ended September 30, 2007, an increase of $29.8 million or 45%. This increase was attributable to the number of systems accepted, the number of systems under service contract and the growth of our service infrastructure. Employee costs increased by approximately $10.3 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 as we added personnel to support the growth of our global installed base. We also incurred additional travel and logistics costs of $2.9 million due to the higher number of installed systems and additional service parts depots. Gross margins were 38% and 32% for the nine months ended September 30, 2007 and 2006, respectively. The increase in gross margins was primarily due to a higher average selling price on system acceptances coupled with higher sales volumes which resulted in improved absorption of our fixed manufacturing and service costs. Gross margins have also been positively affected by higher margin service parts sold to our distributors and other revenue sold into our installed base.
Research and development expenses
     Research and development expenses increased from $14.0 million for the nine months ended September 30, 2006 to $24.5 million for the nine months ended September 30, 2007, an increase of $10.4 million or 74%. The increase was primarily attributable to $4.9 million in additional employee costs due to an increase in the total number of employees engaged in research and development activities from 132 at September 30, 2006 to 169 at September 30, 2007, as we work on future product initiatives. We also incurred an additional $4.4 million in external consulting expenses and licensing agreements for new product research and development projects and additional product enhancements, including $3.0 million on our research project with Lawrence Livermore National Laboratory. We also incurred additional expense of $0.7 million for testing equipment and travel. As a percentage of revenue, total research and development expenses were 16% and 15% for the nine months ended September 30, 2007 and 2006, respectively.
Selling, general and administrative expenses
     Selling, general and administrative expenses increased from $14.9 million for the nine months ended September 30, 2006 to $28.8 million for the nine months ended September 30, 2007, an increase of $14.0 million or 94%. The increase was primarily due to an increase of $6.9 million in employee costs as the total number of employees engaged in selling, general and administrative activities increased from 102 at September 30, 2006 to 138 at September 30, 2007, due to the expansion of our business. In addition, we incurred a $2.4 million increase in sales commissions resulting from increased sales and higher commission rates. Further, we incurred $1.9 million in costs for outside services, including consulting, legal, secondary offering costs, tax and audit fees due to the increased complexity of our business. In conjunction with our IPO, directors fees and D&O insurance increased by approximately $0.3 million. We also incurred an additional $1.1 million in expense in trade shows, meetings and travel related expenses. As a percentage of revenue, selling, general and administrative expenses were 19% and 15% for the nine months ended September 30, 2007 and 2006, respectively.
Stock-based compensation
     As of January 1, 2006, we adopted SFAS No. 123(R), which requires us to expense the fair value of employee stock options. We adopted the fair value recognition provisions of SFAS No. 123(R), using the prospective method. For the nine months ended September 30, 2007 and 2006, we recorded $2.5 million and $46,000 of stock compensation expense, respectively. As of September 30, 2007, we had $9.1 million of total unrecognized compensation cost related to non-vested awards granted under our stock based plans that it expects to recognize over a weighted-average period of 3.08 years.
Other income (expense), net
     We had other expense of $1.1 million for the nine months ended September 30, 2006, and other income of $3.9 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2007, we recorded interest income of $3.8 million, foreign currency transaction gains (net of foreign currency transaction losses) of $0.4 million, offset by interest expense of $0.1 million and $0.1 million in expense recorded for the increase in the value of the preferred stock warrants. For the nine months ended September 30, 2006, we recorded interest income of $1.2 million, interest expense of $0.2 million, foreign currency transaction losses (net of foreign currency transaction gains) of $1.0 million and $1.1 million in expense recorded for the increase in value of the preferred stock warrants. We incurred foreign currency transaction losses on customer deposits denominated in Euros, on sales contracts and deferred revenues on Hi Art systems which have not yet received customer acceptance which was largely offset by open accounts receivable balances also denominated in Euros. We have not hedged these foreign currency contracts.

Income tax expense (benefit)
     An income tax expense of $3.2 million was recorded for the nine months ended September 30, 2007. Income tax benefit of $5.4 million was recorded for the nine months ended September 30, 2006. The primary change was a reduction of the deferred tax asset valuation allowance in 2006.
Liquidity and Capital Resources
     In May 2007, we completed our IPO of common stock in which a total of 13,504,933 shares were sold, including 2,901,973 shares sold by selling stockholders, at an issuance price of $19.00 per share. We raised a total of $201.5 million in gross proceeds from the IPO, or approximately $184.7 million in net proceeds after deducting underwriting discounts and commissions of $14.1 million and estimated other offering costs of approximately $2.7 million. Upon the closing of the IPO, all shares of redeemable convertible preferred stock outstanding automatically converted into 25,676,856 shares of common stock and the remaining 10,039 preferred stock warrants outstanding converted into options to purchase common stock. Prior to our IPO, we funded our working capital needs and our capital expenditure requirements using cash from sales of equity securities and from our operations, including customer advance payments, and, to a lesser extent, through grants and borrowings. Since our inception and up to our IPO, we had obtained financing of $43.2 million primarily through private placements of equity securities and the exercise of employee stock options.
Cash Flows
     Cash flows from operating activities. Net cash used in operating activities was $12.4 million for the nine months ended September 30, 2007. This included net income of $5.8 million, non-cash charges of $4.6 million of depreciation and amortization, $2.5 million of a deferred income tax provision and $2.5 million of share-based compensation expense. Deferred rent and obligation to landlord increased $0.9 million primarily due to a new operating lease for additional office space which included a four-month rent holiday and reimbursable tenant improvements. Accounts receivable increased by $19.8 million due to increased system sales and the timing of the billing events. Inventory increased by $16.4 million due to inventory purchased to meet increased sales demand as well as an increase in our world-wide service inventory depots. Also contributing to the increase in inventory are more finished systems which are ready for shipment. Deferred revenues increased $4.0 million mostly due to increased deferred service contract revenues as more of our customers reached the end of their warranty period and elected to enter into service contracts. Customer deposits increased $1.7 million due to a higher number of units in backlog from the end of last year. Other current assets increased $1.0 million primarily due to an increase in the directors and officers insurance premium after the IPO. Accounts payable decreased $0.8 million due to the timing of payments on goods and services. Accrued expenses increased approximately $2.3 million due employee related accruals as our headcount has increased 26% over the last nine months.
     Net cash used in operating activities was $1.4 million for the nine months ended September 30, 2006. This included net income of $3.9 million, non-cash reversal of $5.5 million of the deferred tax valuation allowance, a non-cash charge of $3.2 million for the increase in fair value on the convertible preferred stock warrant liability and depreciation and amortization of $2.0 million. Cash used in operations was due to changes in our current assets and liabilities including an increase in deferred revenue of $6.2 million, offset by a decrease in customer deposits of $6.2 million and an increase in inventory of $9.2 million. In addition, accounts payable increased by approximately $3.8 million. The increase in deferred revenue resulted from more systems delivered to customers that had not received customer acceptance notification at September 30, 2006 compared to December 31, 2005. The decrease in customer deposits resulted from variations in the timing of receipt of customer advance payments. Inventory increased significantly as we added more spare parts depots around the world in order to better service our installed base of Hi Arts. The increase in accounts payable was primarily due to the timing of payments, increased purchases of inventory and the overall growth of our business.
     Cash flows from investing activities. During the nine months ended September 30, 2007, we used net cash of $9.9 million to purchase capital equipment as we (1) finished the build-out and additional test system for our new training centers, (2) implemented our new enterprise resource planning system and (3) added computer equipment and software for new employees.
     Net cash used in investing activities was $10.6 million for the nine months ended September 30, 2006, as we purchased capital equipment for (1) the build-out of our new leased manufacturing facility, (2) the build-out of our European office in Brussels, Belgium and (3) computer equipment and software for new employees.
     Cash flows from financing activities. Net cash from financing activities was $187.2 million for the nine months ended September 30, 2007. We received net proceeds from our IPO of $184.7 million, net of issuance costs. Additionally, we received $2.0 million in proceeds from the exercise of employee stock options and $0.5 million in proceeds from the exercise of warrants.

     Net cash provided by financing activities was $0.9 million for the nine months ended September 30, 2006. We entered into loans with Madison Development Corporation for $0.4 million and Wisconsin Department of Commerce for $0.5 million to help fund capital improvements to our new leased manufacturing facility in Madison, Wisconsin.
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

     The table of contractual obligations and commitments does not include royalty payments payable to the Wisconsin Alumni Research Foundation under a license agreement, dated February 22, 1999. The amount of royalty payments is based on the number of units of the Hi Art system sold and therefore cannot be determined accurately in advance. Our royalty expenses under the license agreement are currently significantly in excess of minimum required payments and were $0.5 million in 2004, $0.7 million in 2005 and $1.3 million in 2006.
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
Off-Balance Sheet Arrangements
     As of September 30, 2007, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We were required to adopt the provisions of FIN 48 effective January 1, 2007. At the adoption date, we have applied FIN 48 to all tax positions for which the statute of limitations remained open. The amount of unrecognized tax benefits as of January 1, 2007, was $1.8 million which, if ultimately recognized, will reduce our annual effective tax rate. There have been no material changes in unrecognized tax benefits since January 1, 2007. The unrecognized tax benefits relate to federal and state research tax credits.
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

     In June 2007, the FASB ratified Emerging Issues Task Force Issue (EITF) No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. The EITF requires non-refundable advance payments to acquire goods or pay for service that will be consumed or performed in a future period in conducting research and development activities should be recorded as an asset and recognized as expense when the R&D activities are performed. The EITF should be applied prospectively to new contractual arrangements which begin in January 2008. We currently recognize these non-refundable advanced payments as an asset and expense over the term of the commitment. The adoption of EITF 07-03 is not expected to have a significant effect on our consolidated financial statements.
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
Foreign Currency Exchange Rate Risk
     A significant portion of our sales and expenses historically have been denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange transaction gains or losses to date. For the nine months ended September 30, 2007, 25%, 4% and 3% of our revenue was from contracts denominated in Euros, Swiss Francs and Canadian dollars, respectively. During 2006, we opened and staffed an office in Brussels, Belgium and began incurring Euro-denominated expenses, which were paid directly from the U.S. We currently do not hedge our foreign currency since the exposure has not been material to our historical operating results. To date, our Euro-denominated sales orders have included high down payments, limiting the need to hedge the related currency risk. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Hi Art system outside the United States. To the extent that we can predict the timing of payments under these contracts, we may engage in hedging transactions to mitigate such risks in the future.
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
     As of September 30, 2007, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
     There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We currently depend on single-source suppliers for a number of critical components necessary for the assembly of the Hi Art system, including the ring gantry, the linear accelerator, the couch, the solid state modulator, the radiation detector and the magnetron. We purchase some of these components from major industry suppliers. We do not have a long-term supply contract with the supplier of the solid state modulator and the magnetron. An affiliate of one of our competitors, Siemens Medical Solutions, Inc., is also our supplier for the linear accelerator used in the Hi Art system. If the supply of any of these components were to be disrupted or terminated, or if these suppliers were unable to supply the quantities of components that we require, we may have difficulty or be unable to find alternative sources for these key components. As a result, we may be unable to meet the demand for the Hi Art system, which could harm our ability to generate revenue and damage our reputation. In addition, such a delay in components might cause us to have insufficient spare parts to service existing installed systems, which may lead to customer dissatisfaction. Some of our single-source suppliers have at times had material difficulties maintaining an adequate supply of parts to meet our manufacturing and service demands.
We believe it will be necessary to find alternative manufacturers for key components of the Hi Art system over time as our quantity and quality demands evolve, but we may experience a significant delay in locating an alternative manufacturer. Furthermore, we will need to verify that any new manufacturer meets our technical specifications and maintains facilities, procedures and operations that comply with our quality requirements. We will also have to assess any new manufacturer’s compliance with all applicable regulations and guidelines, which could further impede our ability to manufacture our products in a timely manner. If the change in manufacturer results in a significant change to the product, a new 510(k) clearance from the U.S. Food and Drug Administration, or FDA, or similar foreign clearance may be necessary, which would likely cause substantial delays. The occurrence of any of these events could harm our ability to meet the demand for the Hi Art system in a timely manner or within budget.
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
We believe that sales of the Hi Art system to date have been principally to those hospitals and cancer treatment centers that are most open to the adoption of new technologies. In order to expand our sales, we must raise awareness of the range of benefits that we believe the Hi Art system offers to both existing and potential customers, and their patients. An important part of our sales strategy involves educating and training clinicians to utilize the entire functionality of the Hi Art system. In particular, most clinicians are currently unfamiliar with techniques which involve using the full quantitative imaging capabilities of the Hi Art system, which enables clinicians to adapt a patient’s treatment plan in response to anatomical changes and the cumulative amount of radiation received by specific areas within the patient over the course of treatment. In addition, we must further educate clinicians about the ability of the Hi Art system to treat a wide range of cancer types effectively and efficiently. If clinicians are not properly educated about the use of the Hi Art system for adaptive radiation therapy, they may be unwilling or unable to take advantage of the full range of functionality that we believe the Hi Art system offers, which could have an adverse effect on our product sales.
In determining whether to purchase a single Hi Art system or whether to purchase multiple Hi Art systems, we understand that clinicians may weigh the benefits that the Hi Art system offers their patients, especially those with tumors typically treated using less sophisticated equipment, against the additional time required to implement the Hi Art system’s image guided treatment functionality and the higher cost of the Hi Art system when compared to systems with less functionality. Customers or potential customers may decide that certain tumors can be adequately treated using traditional radiation therapy systems, notwithstanding the greater precision and functionality enabled by the Hi Art system. These considerations may be particularly relevant to cancer treatment centers that only have space for a single radiation therapy system. In order to increase sales of the Hi Art system to these customers, we must succeed in implementing enhancements to the Hi Art system to improve speed and patient throughput in order to render the time differentials between certain procedures performed using the Hi Art system and those performed using competitive systems insignificant. We must also succeed in educating clinicians about the potential for cost effective reimbursement for procedures performed using the Hi Art system. In addition, we must raise awareness of the Hi Art system among potential patients, who are increasingly educated about cancer treatment options and therefore drive adoption of new technologies by clinicians. Our efforts to expand sales of the Hi Art system in the long-term may be adversely affected if we fail in implementing these strategies.
Our ability to increase our profitability depends in part on maintaining our average selling prices and increasing our gross margins, which we may not be able to achieve.
Our gross margin was 38.2% in 2004, 33.9% in 2005, 34.2% in 2006 and 37.9% in the nine months ended September 30, 2007. Our gross margins fluctuated from period to period due in part to higher component costs and failure rates than we originally anticipated, resulting in increased warranty expense and negative profit margins on most of our existing service contracts for the Hi Art system. We are making investments in developing alternate components, implementing enhancements to increase the performance of components currently used in the Hi Art system and seeking to identify lower priced components of comparable or improved performance and quality. If we are unable to reduce our expenses through these initiatives and maintain competitive pricing of service contracts, our profitability may not improve or may be adversely affected.
In addition, a number of factors may result in lower average selling prices for the Hi Art system, which may impact our gross margins. In response to increased competition from the Hi Art system, our competitors may reduce the prices of their systems, which may, in turn, result in downward pressure on the price of radiation therapy systems, including the Hi Art system. We also seek to sell the Hi Art system to customers that place orders for multiple systems; however, such sales may result in pressure to provide volume discounts. In addition, we may be exposed to pricing pressures as we expand our sales within specific regions. Any one or combination of these and other factors could result in lower gross margins and adversely affect our profitability.

If we are unable to maintain existing research collaboration relationships, enter into new collaboration arrangements in the future or enter into license agreements with our collaborators and others, our ability to enhance the Hi Art system may be adversely affected.
To date, we have entered into research collaboration arrangements with over 25 hospitals, cancer treatment centers and academic institutions, and a national laboratory. These research collaborations support our internal research and development capabilities and represent a key element of our on-going research and development program. Among other things, our current collaborations supplement initiatives to more fully automate the treatment and adaptive therapy processes enabled by the Hi Art system, as well as initiatives to accommodate real-time patient movements during treatment. Our research collaboration partners may not fulfill all of their obligations under our arrangements with them. If our current research collaborations do not meet our research and development expectations, or if we are unable to enter into additional research collaborations in the future to replace unproductive collaborations or add new collaborations, our ability to enhance the Hi Art system may be adversely affected. In addition, we may also face significant competition in seeking third-party collaborators and may be unable to find third parties with whom to pursue research collaborations on a timely basis or on acceptable terms. Our inability to successfully collaborate with third parties would increase our development costs, delay new or pending developments and could limit the likelihood of successful enhancements to the Hi Art system.
Our collaboration agreements generally provide that we either own, in the case of our own developments, have the right to use, in the case of joint developments, or have the right to license, in the case of developments by our collaborator, technology developed pursuant to a collaboration. We cannot provide any assurance that we will successfully enter into license agreements with any of our collaborators concerning technology that is jointly developed or developed by the collaborator. If we are unable to enter into exclusive license agreements with a collaborator over technology that is jointly developed with, or solely developed by, the collaborator, the collaborator may be able to use or license the technology to third parties. Furthermore, if we are unable to enter into license agreements with a collaborator for technology that is jointly developed with, or solely developed by, the collaborator, we may be unable to use that technology. In addition, if we are unable to agree with our collaborators concerning ownership or proper inventorship of technology developed under the collaboration agreement, we may be forced to engage in arbitration or litigation to determine the proper ownership or inventorship.
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
In the United States, reimbursement for services rendered to Medicaid beneficiaries is determined pursuant to each state’s Medicaid plan, which is established by state law and regulations and is subject to the requirements of federal laws and regulations. The Balanced

Budget Act of 1997 revised the Medicaid program to provide each state more control over coverage and payment matters. In addition, the Centers for Medicare and Medicaid Services has granted many states waivers to allow for greater control of the Medicaid program at the state level. The impact on our business of this greater state control on Medicaid payment for diagnostic services remains uncertain.
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
We commenced manufacturing the Hi Art system in late 2002 and moved production to a newly-constructed facility in Madison, Wisconsin in June 2006. The manufacturing processes at our facility include subassembly, assembly, system integration and testing. We must manufacture and assemble the Hi Art system in commercial quantities in compliance with regulatory requirements and at an acceptable cost. We have only a limited history of manufacturing commercial quantities of the Hi Art system and, as a result, we may have difficulty manufacturing the Hi Art system in sufficient quantities in a timely manner. To manage our manufacturing operations with our suppliers, we forecast anticipated product orders and material requirements to predict our inventory needs up to six months in advance and enter into purchase orders on the basis of these requirements. Our limited manufacturing history may not provide us with enough data to accurately predict future component demand. Accordingly, we may encounter difficulties in scaling up production of the Hi Art system, including problems with quality control and assurance, component supply shortages, increased costs, shortages of qualified personnel and difficulties associated with compliance with local, state, federal and foreign regulatory requirements. In addition, if we are unable to maintain larger-scale manufacturing capabilities, our ability to generate revenue will also be limited and our reputation could be damaged. If we cannot achieve the required level and quality of production, we may need to outsource production or rely on licensing and other arrangements with third parties who possess sufficient manufacturing facilities and capabilities in compliance with regulatory requirements. Even if we could outsource needed production or enter into licensing or other third-party arrangements, this could reduce our gross margin.
Our manufacturing operations are conducted at a single location and any disruption at our facility could increase our expenses.
All of our manufacturing operations are conducted at a single location in Madison, Wisconsin. This location contains bunkers for testing the Hi Art system because it emits radiation. We do not maintain a backup manufacturing facility and we therefore depend on our current facility for the continued operation of our business. We take precautions to safeguard our facility, including insurance, health and safety protocols, and off-site storage of computer data. However, a natural or other disaster could cause substantial delays in our manufacturing operations, damage or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against natural or other disasters may not be adequate to cover our losses in any particular case. With or without insurance, damage to our manufacturing facility or our other property, or to any of our suppliers, due to a natural disaster or casualty event may have a material adverse effect on our business, financial condition and results of operations.
We rely on local distributors to market and distribute the Hi Art system in much of the Asian market.
We rely on third-party distributors for the marketing and distribution of the Hi Art system in Japan, Taiwan, South Korea, Singapore, India and China. The percentage of our revenue derived from sales by local distributors was 11% in 2005, 21% in 2006 and 19% for the nine months ended September 30, 2007. A component of our growth strategy is to expand our marketing and sales through distributors in additional countries. In our standard distribution agreement, we appoint an exclusive distributor for a specific country for a period of three years. The agreement sets forth annual sales targets and we are entitled to terminate the agreement if the distributor fails to meet these sales targets. To date, we have not had to terminate our relationship with a single distributor due to a failure to meet the minimum sales targets. We have also developed a certification procedure to ensure each distributor can fulfill its obligations under the distribution agreement. Accordingly, our success in generating sales in countries where we have engaged local distributors depends in part on the efforts of others whom we do not control. Many of our local distributors have only limited personnel capabilities, although we require them to assume responsibility for marketing, sales and service efforts in their country. As a result, these distributors may not be able to successfully market, sell and service the Hi Art system, may not devote sufficient time and resources to support adequate marketing and selling efforts, and may not market the Hi Art system at prices that will permit the Hi Art system to develop, achieve or sustain market acceptance, any of which could adversely affect our potential for revenue from international markets. In addition, if a distributor is terminated by us or goes out of business, it may take us a period of time to locate an alternative distributor and to train its personnel to market the Hi Art system and our ability to sell the Hi Art system in that distributor’s country could be adversely affected.
Our results may be adversely affected by changes in foreign currency exchange rates.
In 2006, we derived 84% of our revenue from contracts denominated in U.S. dollars, 15% in Euros and 1% in Canadian dollars. In the nine months ended September 30, 2007, we derived 68% of our revenue from contracts denominated in U.S. dollars, 25% in Euros, 4% in Swiss francs and 3% in Canadian dollars. Historically, the substantial majority of our expenses have been denominated in U.S. dollars. However, in 2006 we opened an office in Brussels, Belgium and increased our hiring efforts in Europe. As a result, an increasing portion of our expenses will be denominated in Euros. If the U.S. dollar weakens against the Euro, it will have a negative impact on our profit margins. We do not currently have a hedging program in place to offset these risks.
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
The percentage of our revenue derived from sales of the Hi Art system outside of North America was 6% in 2004, 22% in 2005, 43% in 2006 and 47% for the nine months ended September 30, 2007. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. In particular, in 2006 we opened a European office in Brussels, Belgium which includes sales, service and call center operations. In addition, we have entered into agreements with distributors in Asia who purchase the Hi Art system from us for resale to end customers. We support our international marketing and sales activities from both our U.S. headquarters in Madison, Wisconsin and our office in Brussels, Belgium.
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
We do not have significant clinical data supporting the advantages that we believe the Hi Art system offers in comparison with competing products and technologies. For example, because the Hi Art system has only been on the market since 2003, we have only limited complication or patient survival rate data, which are common long-term measures of clinical effectiveness in cancer treatment. In addition, there are a limited number of peer-reviewed medical journal publications regarding the safety and efficacy of the Hi Art system. If future patient studies or clinical experience do not support our belief that the Hi Art system offers a safe and effective treatment for a wide variety of cancer types, use of the Hi Art system could fail to increase or could decrease, and our growth and operating results would therefore be adversely affected. In addition, if future results and experience indicate that the Hi Art system causes unexpected or serious complications or other unforeseen negative effects, the FDA could rescind our clearances, our reputation with clinicians and patients could suffer and we could be subject to significant legal liability.
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
The number of our employees increased from 327 as of December 31, 2005 to 618 as of September 30, 2007. In addition, we have significantly expanded our activities outside of the United States, including the establishment of a customer support center in Brussels, Belgium and spare parts depots around the world. In order to implement our business strategy, we expect continued growth in our employee and infrastructure requirements, particularly as we expand our manufacturing, customer service and sales and marketing capacities. To manage our growth, we must expand our facilities, augment our management, operational and financial systems, hire and train additional qualified personnel, scale-up our manufacturing capacity and expand our marketing and distribution capabilities. Our manufacturing, assembly and installation process is complex and we must effectively scale this entire process to satisfy customer expectations and changes in demand. We also expect to increase the number of sales and marketing personnel as we expand our business, and although the number of people we employ in our international offices has grown significantly, in many international locations we still lack the minimum critical mass to qualify for group efficiencies, which drives our overall cost of operations higher. We cannot be certain that our personnel, systems, procedures and internal controls will be adequate to support our future operations. Our business will suffer if we cannot manage our growth effectively.
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
We believe that the net proceeds from our recent initial public offering, together with our cash reserves and cash from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If our estimates of revenue, expenses, or capital or liquidity requirements change or are inaccurate, or if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or arrange additional debt financing. In the future, we may also seek to sell additional equity or arrange debt financing to give us financial flexibility to pursue attractive acquisition or investment opportunities that may arise, although we currently do not have any acquisitions or investments planned. We cannot be certain that we will be able to obtain additional financing on commercially reasonable terms or at all, which could limit our ability to grow and carry out our business plan, or that any such additional financing, if raised through the issuance of equity securities, will not be dilutive to our existing shareholders. If we raise additional funds through licensing arrangements, it may be necessary to relinquish potentially valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. If any of these events occurs, it could adversely affect our business, financial condition and results of operations.

We have not yet evaluated our internal controls over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act.
We are required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act by no later than the end of our 2008 fiscal year. We are in the process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404. This process may divert internal resources and will take a significant amount of time and effort to complete. To the extent that we are not currently in compliance with Section 404, we may be required to implement new internal control procedures and re-evaluate our financial reporting. We may experience higher than anticipated operating expenses as well as increased independent auditor fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel in order for us to comply with Section 404. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in our being unable to obtain an unqualified report on internal controls from our independent auditors, which could have a negative impact on our stock price.
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

Risks Related to Regulatory Matters
Modifications, upgrades and future products related to the Hi Art system or new indications may require new FDA premarket approvals or 510(k) clearances, and such modifications, or any defects in design or manufacture, may require us to recall or cease marketing the Hi Art system until approvals or clearances are obtained.
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
Risks Related to Our Common Stock
Our common stock has only recently been publicly traded and the price may fluctuate substantially.
Prior to our recent initial public offering, there was no public market for shares of our common stock. An active public trading market may not be sustained. The market price of our common stock will continue to be affected by a number of factors, including:
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
As of October 31, 2007, we had 49,580,993 shares of common stock outstanding, of which 22,621,201 shares are freely tradable without restriction. The selling shareholders in the recently concluded secondary offering and all of our directors and officers, together holding in the aggregate 24,465,943 shares of common stock, representing 49.3% of our outstanding common stock, signed new lock-up agreements which will expire January 8, 2008, subject to extension in the case of an earnings release, material news or a material event relating to us. In addition, the holders of options to purchase 1,028,278 shares (out of a total of vested options to purchase 1,569,382 shares as of October 31, 2007) have executed similar lock-up agreements. Merrill Lynch, Pierce, Fenner & Smith Incorporated may, in its sole discretion and without notice, release all or any portion of the shares subject to lock-up agreements. The following chart shows when we expect that the remaining approximately 27.0 million shares that were not sold in the initial public offering or in the secondary offering will be available for resale in the public markets. As restrictions on resale end, the market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares or other securities.

Number of Shares/
Percentage of Total
Outstanding	Date of Availability for Resale into the Public Market
2.1 million/4.3%	November 17, 2007
24.1 million/48.6%	January 8, 2008
0.8 million/1.6%	Later than January 8, 2008
In addition, subject to certain conditions, holders of an aggregate of 17,862,470 shares of common stock will have the right to require us to file registration statements relating to their shares or to include their shares in registration statements that we may file for ourselves or other shareholders with the Securities and Exchange Commission. We also registered 6,997,843 shares of our common stock that are authorized for issuance under our equity compensation plans. Because such shares are registered, the shares authorized for issuance under our stock plans may now be freely sold in the public market upon issuance, subject to the lock-up agreements described above and the restrictions imposed on our affiliates under Rule 144.
A subset of our shareholders owns 20.7% of our outstanding common stock and could limit other shareholders’ influence on corporate decisions or could delay or prevent a change in corporate control.
The current largest beneficial owners of our shares, Venture Investors, Avalon Technology and Endeavors Group, beneficially own in the aggregate 20.7% of our shares. As a result, these shareholders, if acting together, could exercise significant influence over the outcome of all matters submitted to our shareholders for approval. This concentration of ownership could have the effect of:
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
Our amended and restated articles of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our shareholders might consider favorable. These provisions include the following:
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
     We have issued and sold the following unregistered securities during the three months ended September 30, 2007:
     1. We sold an aggregate of 133,294 shares of common stock to employees, directors and consultants for cash consideration in the aggregate amount of approximately $270,934 upon the exercise of stock options and stock awards.
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
(b) Use of Proceeds from Public Offering of Common Stock
     Our initial public offering of 13,504,933 shares of our common stock, par value $0.01 was effected through a Registration Statement on Form S-1 (Reg. No. 333-140600) which was declared effective by the SEC on May 8, 2007. We issued 10,602,960 shares, 2,901,973 shares were sold by selling stockholders, 1,761,513 of which were purchased by the underwriters’ exercise of their overallotment option, on May 9, 2007 for gross proceeds to the Company of $201.5 million. We paid the underwriters a commission of $14.1 million and incurred additional offering expenses of approximately $2.7 million. After deducting the underwriters’ commission and the offering expenses, we received net proceeds of approximately $184.7 million. The managing underwriter of our IPO was Merrill Lynch & Co.
     No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
     The net proceeds have been invested into money market accounts. We have begun, and intend to continue to use, our net proceeds to finance expanding our selling and marketing efforts, increasing our research and development programs, expanding our international service and support group, and for working capital and other general corporate purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products, or technologies, although we currently do not have any acquisitions or investments that are committed to.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit Number	Description
10.1	Amendment and Waiver Agreement, dated as of September 13, 2007, to Amended and Restated Investment Agreement, dated February 8, 2007, by and among the Registrant and the other parties hereto. (1)

10.2	Form of Underwriting Agreement (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (Reg. No. 333-146219) on September 21, 2007.

(2)	Filed as an exhibit to this Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TomoTherapy, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 12, 2007

TOMOTHERAPY, INC.
/s/ Frederick A. Robertson
Frederick A. Robertson
Chief Executive Officer

TOMOTHERAPY, INC.
/s/ Stephen C. Hathaway
Stephen C. Hathaway
Chief Financial Officer and Treasurer