Form 10-K
period 2007-12-31
TomoTherapy Inc
filed 2008-03-19
CIK 1317872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33452
TomoTherapy Incorporated
(Exact name of Registrant as specified in its charter)

Wisconsin	39-1914727
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1240 Deming Way, Madison, Wisconsin (Address of principal executive offices)	53717 (Zip Code)

(608) 824-2800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock	The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of TomoTherapy common stock held by non-affiliates of TomoTherapy, based upon the closing price of a share of the registrant’s common stock on June 29, 2007 as reported by the Nasdaq Global Market on that date, was approximately $569,528,136. The number of shares of TomoTherapy common stock outstanding as of February 29, 2008 was 50,083,964.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed on the same date hereof with the Commission pursuant to Regulation 14A in connection with the registrant’s 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

TomoTherapy Incorporated

PART I

Item 1.	Business

Overview

We have developed, manufacture and sell the Hi Art system, an advanced and versatile radiation therapy system for the treatment of a wide range of cancer types. The Hi Art system combines integrated CT imaging with radiation therapy to deliver radiation treatment with speed and precision while reducing radiation exposure to surrounding healthy tissue, which we believe can lead to improved patient outcomes. The Hi Art system contains a linear accelerator, which is a device that generates external beam radiation that is used both to capture high quality, quantitative images and to deliver therapeutic radiation to selected targets in a helical, or spiral, delivery pattern 360 degrees around the body. The linear accelerator rotates around a rigid circular frame, or ring gantry, that is housed in a protective closing. This integrated design contrasts with traditional radiation therapy systems, which utilize a single, rotating arm referred to as a “C-arm”, that can deliver radiation from only a limited number of angles. Generating CT images with traditional C-arm systems typically requires the addition of auxiliary devices that generally lack the quantitative imaging capabilities necessary to accurately image the location, size, shape and density of tumors and internal anatomy. The Hi Art system’s helical delivery pattern and imaging capabilities, combined with the system’s advanced treatment planning software and ability to precisely shape the beam delivering radiation, allow clinicians to locate and define the size, shape and density of tumors, maximize radiation delivered to diseased tissue, minimize radiation delivered to healthy tissue and measure the radiation dose actually received by the patient. We believe these capabilities allow the Hi Art system to deliver sophisticated radiation treatments with speed and precision.

The Hi Art system’s combination of technologies allows clinicians to make modifications to a patient’s cancer treatment plan as changes in the location, size, shape and density of tumors or in the patient’s internal anatomy are detected over the course of treatment. To deliver radiation therapy, the Hi Art system first optimizes a patient’s treatment plan by calculating the radiation dose pattern that maximizes the radiation dose to the tumor and minimizes exposure of healthy tissue. A quantitative CT image of the treatment area is taken to identify the location, size, shape and density of the tumor and is used to position the patient on the treatment couch. The optimized radiation dose is delivered using a proprietary device called a multi-leaf collimator, or MLC, that consists of a series of tungsten leaves that open and close to modulate the shape of radiation beams produced by the linear accelerator as the patient passes horizontally through the ring gantry. The data acquired for the accurate positioning of the patient can also be used to compute the dose received by the patient. Data regarding the dose distribution is used by the clinician to evaluate and, if necessary, adjust the treatment plan in subsequent treatment sessions to address changes in patient anatomy, such as tumor shrinkage or weight loss, as well as any previous errors accumulated in treatment delivery and planning. We believe that the process of making iterative adjustments to a patient’s treatment plan, referred to as adaptive radiation therapy, should become a standard technique for the treatment of most cancer patients receiving radiation therapy. The Hi Art system has the ability to provide daily, quantitative imaging, as well as the ability to incorporate adaptive radiation therapy easily and efficiently into the regular clinical workflow of clinicians. This ability distinguishes the Hi Art system from other radiation therapy systems.

We market the Hi Art system to hospitals and cancer treatment centers in North America, Europe, the Middle East and Asia-Pacific, and offer customer support services in each region. Since commercial introduction of the Hi Art system in 2003, we have experienced significant revenue growth and have invested extensively in our manufacturing capabilities and customer service and support infrastructure. For the years ended December 31, 2007 and 2006, we had revenue of $232.8 million and $156.1 million, respectively. For the years ended December 31, 2007 and 2006, we had net income of $10.7 million and $12.8 million, respectively. Net income for 2006 included a $7.8 million benefit from deferred income taxes and an expense of $3.1 million reflecting the fair value of outstanding warrants. As of December 31, 2007, we had a backlog of $248 million.

Our business is subject to various risks and uncertainties. You should carefully consider the factors described in “Risk Factors” in conjunction with the description of our business set forth below and other information included in this Annual Report on Form 10-K.

Market Overview

According to the American Cancer Society’s Global Cancer Facts and Figures report, in 2007 there were an estimated 7.6 million cancer deaths globally, accounting for 13% of all deaths worldwide. The American Cancer Society estimates that approximately 12 million new cases of cancer were diagnosed globally in 2007. The incidence of cancer is expected to continue to rise as a result of increased life expectancy and aging populations. Likewise, the incidence of diagnosed cancer is expected to rise as a result of technological improvements, which are leading to more sophisticated screening techniques and earlier detection of cancer.

The three primary methods of treating cancer are radiation therapy, chemotherapy and surgery, each of which can be used alone or in combination, depending on the type of cancer being treated. Radiation therapy is a proven, effective and widely accepted form of treatment for many types of cancer. The National Cancer Institute estimates that nearly 50% of cancer patients in the United States are treated using radiation therapy. Currently, the most common type of radiation therapy is external beam radiation therapy, in which patients are treated with high-energy radiation generated by medical equipment external to the patient. Approximately 90% of patients treated with radiation therapy in the United States receive external beam radiation generated by a device called a linear accelerator. Linear accelerators have been widely used for radiation therapy for over 30 years. According to the August 2006 Radiation Therapy Equipment Report by Global Industry Analysts, Inc., there are over 7,500 linear accelerator-based radiation therapy systems in use for medical purposes worldwide. Linear accelerators represent the largest product segment by expenditure within the global radiation therapy equipment market, which totaled approximately $2.4 billion in 2007.

While radiation therapy is widely available in the United States and Western Europe, many developing countries currently do not have a sufficient number of linear accelerators to adequately treat their domestic cancer patient populations. For example, there are approximately 13 linear accelerators per million people in the United States compared to less than one per million people in India or China. We believe that increasing demand for advanced medical treatments in many international markets, growth in cancer cases worldwide and improvements in the sophistication of radiation therapy techniques will continue to drive demand for more advanced linear accelerators that integrate additional clinical functionality to make treatments more efficient and effective.

Radiation Treatment

Radiation energy is an effective method for killing cells and is used to treat various cancer types. External beam radiation therapy works by exposing clusters of cancer cells, or tumors, to a dose of high energy radiation sufficient to alter their genetic structure, thereby causing cell death. When the radiation therapy process begins, the clinician targets radiation delivery to the tumor as precisely as possible in order to maximize the radiation dose delivered to cancerous tissue and minimize the exposure of healthy tissue. While the goal of radiation therapy is to selectively deliver radiation solely to cancer cells, radiation therapy can result in healthy tissue outside of the intended treatment area being exposed to significant doses of radiation. Damage to healthy tissue and structures can cause side effects ranging in severity from superficial burns, nausea and vomiting, to more serious side effects, such as damage to vital organs. Over time, the exposure of healthy tissue to radiation energy can result in accumulated damage to healthy tissue in the patient’s body and limit the patient’s future radiation therapy possibilities. In order to minimize such damage and exposure, clinicians divide the prescribed radiation dose into staged treatments, or fractions. Prescribed treatments typically consist of 25 to 35 fractions, and are administered over several weeks. Such fractions are intended to deliver a cumulative dose of radiation sufficient to kill cancer cells, while allowing healthy tissue to recover sufficiently between treatments.

Recent advances in radiation therapy technologies have focused on further improving the ability to target the radiation dose more precisely at cancer cells, while minimizing the exposure of healthy tissue. These advances include the following:

•	Intensity modulated radiation therapy. Intensity modulated radiation therapy, or IMRT, involves varying, or modulating, the radiation beam intensity across the treatment area. This technique attempts to conform the high dose region of the radiation beam more closely with the shape of the tumor, enabling the delivery of higher doses of radiation to tumors with a reduced impact on surrounding healthy tissue. Using IMRT, medical professionals can design a more individualized treatment plan for each patient.

•	Image guided radiation therapy. Image guided radiation therapy, or IGRT, involves delivering IMRT guided by images of the treatment area taken shortly before treatment using CT, x-ray, ultrasound or other imaging technologies. By combining imaging with radiation treatment, clinicians can adjust the patient’s position relative to the radiation source prior to each treatment to target the tumor more precisely. However, the precision and effectiveness of IGRT depends largely on the quality of the images and the degree to which the radiation delivery system is integrated with the images. Compared to traditional IMRT without image guidance, accurate image guidance enables clinicians to improve patient outcomes by concentrating higher doses of radiation at tumors and further reducing the exposure of healthy tissue to radiation. According to a 2006 report by the Advisory Board Company, a provider of research and analysis on the healthcare industry, 33% of radiation therapy facilities offered IGRT and 43% planned to do so within the subsequent three years. The survey was based on 267 radiation therapy facilities in the United States.

•	Adaptive radiation therapy. Adaptive radiation therapy involves adjusting a patient’s radiation therapy plan between fractions to account for changes in the patient’s anatomy, the amount and location of the radiation received by the patient, and the size, shape and location of the tumor. While there is no widely accepted definition of adaptive radiation therapy, it has been characterized to include as little as an adjustment to the physical position of the patient relative to the radiation source prior to treatment, as occurs during IGRT, rather than adjustment to the treatment plan. We believe that adaptive radiation therapy requires continual adjustments to the treatment plan facilitated by both the regular acquisition of updated quantitative images showing the location, geometry and density of the tumor, as well as verification of the actual radiation dose received by the patient throughout the entire course of treatment. We believe that achieving truly adaptive radiation therapy currently represents the most significant challenge for existing radiation therapy systems.

•	Dose escalation. Higher doses of radiation have been shown to yield greater local control of the tumor. The advent of innovative technological features in radiation therapy treatment planning and delivery has allowed the clinical use of dose escalation, increasing the radiation dose administered to tumors in the patient, which has result in improved local tumor control and, in some cases, improved patient survival. Hypofractionation is an evolving radiation therapy technique that involves reducing the number of fractions and delivering larger doses of radiation per fraction. The benefits of hypofractionation include the patient convenience of fewer visits and more efficient use of radiation therapy systems. Stereotactic radiation therapy and stereotactic radiosurgery procedures, in which treatment is provided in one to five sessions, are extreme examples of hypofractionation. Hypofractionation has been used to date to treat only a limited number of tumor types. These tumors are generally small and are located in a few specific, sensitive regions of the body, such as the head and neck, spinal cord, lung and prostate, where the very high intensity radiation involved in dose escalation increases the need for a radiation delivery system that is capable of locating tumors and delivering radiation with high precision.

Despite advances in radiation therapy techniques, most commercially available radiation therapy systems still present significant limitations that restrict clinicians’ ability to provide the most effective treatment possible. These limitations include:

•	Limited versatility and precision. The C-arm configuration of traditional radiation therapy systems has a limited range and speed of motion due to its size and mechanical structure. Most existing MLCs, which modulate or shape the radiation beams, also have mechanical limitations that reduce their beam-shaping ability and the speed at which they operate. These design elements limit the motion and dynamic range of IMRT intensities capable of being delivered by traditional radiation therapy systems and often make it impractical to deliver radiation from more than five to nine treatment angles during a typical treatment session. These limited treatment angles reduce the ability to deliver precisely targeted radiation that avoids healthy tissue. Such imprecision may prevent clinicians from treating tumors near sensitive structures, such as the eye or the spinal cord, or from re-treating patients in an area of the body that was previously exposed to radiation and may be unable to tolerate additional exposure.

•	Limited ability to provide frequent, quantitative images. Precise radiation therapy requires frequent images that accurately depict the size, shape, location and density of the tumor, which we refer to as quantitative images. Many traditional radiation therapy systems either do not incorporate CT imaging functionality or use imaging technologies that do not have the ability to generate quantitative images. Lacking this data, traditional radiation therapy systems measure the amount of radiation emitted by the device based on the system’s performance specifications. This calculation does not provide the clinician with data regarding the amount of radiation that was actually received by the patient or what tissue within the patient’s body received any particular amount of radiation. In addition, most radiation therapy systems that have imaging capabilities are not capable of performing daily imaging of the patient due to concerns about the additional radiation exposure associated with most imaging technologies. Since it is common for internal organs to shift and for the size of the tumor to change during the course of treatment, failure to obtain updated images and adapt the treatment plan throughout the course of treatment may result in a portion, or potentially all, of the radiation dose missing the tumor and instead being absorbed by healthy tissue.

•	Failure to integrate multiple functions. Many traditional radiation therapy systems were designed solely for the purpose of delivering radiation and therefore do not possess integrated imaging, treatment planning, dose verification or quality assurance capabilities necessary for more advanced treatment protocols. Some systems have subsequently been adapted to include certain elements of this functionality by incorporating modular add-on devices to legacy linear accelerator designs. These separate modular components can provide imaging, treatment planning, quality assurance procedures or post-treatment analysis functionality. However, this modular approach often requires the clinician to reconfigure and recalibrate the system between patient imaging, treatment planning, radiation delivery and quality assurance, which can increase the time required to plan and deliver treatments.

The TomoTherapy Solution

The Hi Art system is an advanced, fully integrated and versatile radiation therapy system for the treatment of a wide range of cancer types. We have designed the Hi Art system to offer clinicians and patients the following benefits:

•	More versatile treatment capabilities. The Hi Art system’s high-speed ring gantry and MLC allow treatment to be delivered continuously in a helical pattern 360 degrees around the patient’s body, allowing radiation delivery from thousands of angles to improve radiation dose distribution without extending the time it takes to complete comparable procedures using other systems. In addition, the versatility of the Hi Art system enables an operator to provide IMRT, IGRT or stereotactic treatments anywhere within a cylindrical volume of 80 centimeters (2.6 feet) in diameter and up to 160 centimeters (5.3 feet) long. This broad treatment field allows large areas of the body to be treated in a single session and facilitates complex treatments, such as total bone irradiation, which specifically irradiates bone marrow, and the treatment of widely distant tumors. The Hi Art system’s precision and range of treatment angles also enable the treatment of hard to reach tumors, such as spinal tumors, as well as treatments that can be challenging or impractical to treat with other traditional radiation therapy systems because of the need to avoid or minimize radiation delivery to critical structures.

•	Daily, quantitative imaging for better identification of tumors, dose verification and treatment planning. The Hi Art system is the only commercially available radiation therapy system offering integrated quantitative CT imaging capabilities, which depict the density of tumors and healthy tissue more accurately than traditional radiation therapy systems. Our integrated mega-voltage computerized tomography, or MVCT, which we market as our CTrue imaging technology, enables quantitative imaging and delivers less radiation during the imaging process compared to the imaging technologies used by other commercially available radiation therapy systems. This lower dose allows the clinician to collect daily, quantitative images, which can be used to monitor changes in the patient’s internal anatomy and quickly and accurately quantify the amount of radiation absorbed by specific areas of the patient’s body, including both tumors and healthy tissue. We believe that daily, quantitative images are essential to optimizing patient treatment by enabling clinicians to adapt the treatment plan in response to anatomical changes and the cumulative amount of radiation received by specific areas within the patient over time. We believe that both of these factors can have a significant impact on the targeting and amount of the radiation dose to be delivered.

•	Fully integrated treatment system for more precise radiation delivery. We believe that the integration of our CTrue imaging technology, treatment planning and helical delivery of radiation beams shaped by the MLC enables highly precise radiation delivery. Our planned adaptive software allows clinicians to establish at the time of treatment the precise contours of a tumor and any sensitive structures at risk. The Hi Art system uses a highly efficient dose computation algorithm to ensure that the radiation beam conforms to the patient’s tumor and avoids sensitive structures, providing a highly-targeted dose distribution. These features significantly benefit patients by maximizing the radiation delivered to cancerous tissues and minimizing damage to nearby healthy tissues. In addition, because the Hi Art system can precisely deliver a high dose of targeted radiation, we believe that our system reduces the temporary side effects and permanent damage to healthy tissue associated with traditional radiation therapy systems. This capability allows clinicians to accelerate the treatment regimen by maximizing the radiation delivered to tumor cells in fewer fractions.

•	Efficient clinical workflow for IGRT and adaptive radiation therapy. The Hi Art system integrates into a single system all of the key elements for radiation therapy, including treatment planning, CT image-guided patient positioning, treatment delivery, quality assurance and adaptive planning. The imaging and treatment planning capabilities of many traditional systems are more modular or require cumbersome add-ons or separate treatment planning systems that result in clinicians taking more steps between scanning, planning and treatment of patients, and may reduce the precision of treatment. Conversely, the integrated imaging and treatment features of the Hi Art system allow clinicians to scan, plan and treat cancer patients easily and efficiently. This capability enables healthcare providers to increase patient throughput for sophisticated IGRT and adaptive radiation therapy procedures using the Hi Art system. Daily images can be easily accessed remotely, via our TomoPortal web-enabled interface, to verify patient positioning and collaboratively define patient treatment strategies. In mid-2007 we introduced StatRT, which is software for the Hi Art treatment system that allows the full radiation therapy process — CT scanning, treatment planning and treatment delivery — to be completed much more rapidly than existing systems. The software is currently used primarily to enhance the quality of care for palliative and other time-critical cancer cases by allowing patients to be treated immediately. This treatment option is not available for other systems which lack full integrated capabilities, where scanning and treatment planning are usually completed a full day or more prior to delivery of treatment.

•	Low barriers to installation and implementation. All external beam radiation systems must be housed in rooms which have special radiation shielding to capture any radiation not absorbed by the patient. The Hi Art system’s size and self-contained design allow customers to retrofit the Hi Art system into existing treatment rooms previously used for legacy radiation therapy systems and avoid, or reduce, the significant construction costs that can be associated with building new, larger treatment rooms, which are required to install many other radiation therapy systems. With both imaging and radiation delivery capabilities in its ring gantry, the Hi Art system requires less space than other systems, which use large moving arms to position the linear accelerator or incorporate adjacent imaging equipment used for treatment planning. In addition, because the Hi Art system has an integrated radiation beam stop, which captures radiation that passes through the patient, it requires less radiation shielding in treatment room walls as compared to the shielding required by a traditional system. We also preassemble, test and commission each Hi Art system at our manufacturing facility, and ship the system almost fully assembled. This assembly process allows radiation “beam on” within four days and treatments to begin within 45 days after delivery in most cases.

•	Platform for further technological advancements in adaptive radiation therapy. We believe that the Hi Art system is the only commercially available treatment device that enables adaptive radiation therapy because of its unique ability to provide daily, quantitative images, high speed delivery of radiation helically from 360 degrees around the body and real-time verification of the dose received by the patient. We believe that the combination of these design features and our integrated treatment planning and optimization software will allow us to continue to enhance the Hi Art system’s adaptive capabilities to a point where clinicians will routinely and easily adjust a patient’s treatment as needed.

In deciding whether to use the Hi Art system for a particular treatment, we understand that clinicians may weigh the benefits that the Hi Art system offers their patients, especially those with more easily treatable tumors, against the additional time required to implement the Hi Art system’s quantitative imaging functionality. As a result, clinicians may decide that certain tumors can be adequately treated using traditional radiation therapy systems notwithstanding the greater precision and functionality enabled by the Hi Art system. We believe that this perception will change as clinicians and patients become more aware of the benefits of IGRT and adaptive radiation therapy, and as we continue to educate clinicians on the use of the Hi Art system and implement software enhancements to improve patient throughput, especially for those cases that are more easily treatable, and as speed and throughput improvements in the Hi Art system render the time differentials insignificant.

Our Strategy

Our goal is to become a leading provider of radiation therapy systems and the technology of choice for radiation therapy providers around the world. We are pursuing the following strategies to achieve this goal:

•	Increase market awareness of the Hi Art system’s clinical and economic benefits. In order to expand our installed base of Hi Art systems, we intend to continue to position the Hi Art system as the most advanced radiation therapy system for treating a wide range of cancer types effectively and efficiently. We intend to accomplish this through traditional sales and marketing efforts, such as tradeshows, educational symposia, e-business avenues, marketing collateral, case studies and direct mail campaigns. An important aspect of our sales and marketing efforts is also to raise awareness of the Hi Art system among patient populations who are increasingly educated about treatment options and therefore help to drive adoption of new technologies by clinicians. We also intend to educate clinicians about using the Hi Art system to treat tumors that they may currently believe can be adequately treated using competing technologies in order to drive sales to smaller treatment centers that may only have one treatment system.

•	Expand our worldwide sales presence. Our early sales and marketing efforts were primarily focused on North America. As of December 31, 2007, 67% of our installed systems were in North America. We have established both direct and indirect sales capabilities in Western Europe and Asia-Pacific, as well as indirect sales capabilities in Eastern Europe and the Middle East, where we believe that there is significant potential to expand our installed base. We intend to add additional direct sales representatives to further penetrate the United States market, while investing in direct and indirect sales and marketing capabilities in international markets. In particular, we plan to expand our sales and marketing capabilities in India, China, Australia and New Zealand, South and Central America, the Middle East and Eastern Europe.

•	Increase our profitability through cost reductions and improved operating leverage. Over the last two years our operating margins have been impacted by our decision to invest in our global service and support infrastructure, including the establishment of spare part depots and the addition of personnel to support our international operations and anticipated future growth. In addition, we incurred increased costs due to higher component costs during early production and the higher failure rates of certain components. In order to increase our profitability, we will seek to decrease our reliance on single-source suppliers of key components in order to enable us to negotiate better prices with a wider range of suppliers and to improve component reliability. In addition, a number of opportunities exist to reduce costs through re-engineering higher cost components. We will also seek to increase our profitability by leveraging our investments in our global service and support infrastructure, which we believe positions us to better absorb the costs associated with increased sales volumes.

•	Continue to enhance our customer service and support capabilities. We believe that an important differentiating feature of our business is our strong customer support. We have invested heavily in our customer service and support infrastructure in the United States and internationally. We provide comprehensive customer support beginning with a dedicated site-planning and installation team and continuing through training, product technical support, access to physicist support that is unique among our competitors, field service engineering and value-added maintenance services. We intend to build upon our infrastructure and technology advantages by hiring additional support personnel, implementing regional training programs and expanding the number of local spare parts depots to continually augment and refine our customer service.

•	Enhance the Hi Art system’s treatment capabilities through on-going research and development initiatives. In order to increase patient throughput and increase our customers’ return on their investment, our research and development initiatives are focused on more fully automating the treatment optimization and adaptive therapy processes thereby decreasing the time necessary for clinicians to develop and adapt treatment plans. For example, in mid-2007 we released our StatRT software, which allows clinicians to generate a treatment plan in three to five minutes while the patient is positioned on the Hi Art system’s patient couch. In late October, 2007, we introduced the High Performance patient couch which provides the user with enhanced functionality and improved clinical workflow efficiency. We are also engaged in initiatives to accommodate real-time patient movements during treatment. We believe that these developments will further improve the precision of treatment offered by the Hi Art system and increase patient throughput. In addition, we believe that our work in remote and automatic quality assurance should reduce the amount of time and resources needed to perform system verification and maintenance. We believe that these developments will improve the precision of treatment and increase patient throughput.

•	Continue to expand and protect our intellectual property portfolio. The Hi Art system is comprised of multiple sophisticated proprietary components. We hold or license 23 U.S. patents, 36 pending U.S. patent applications, over 70 foreign patents, and over 85 foreign patent applications. These patents cover various components and techniques incorporated into the Hi Art treatment system, such as the MLC, the patient couch and aspects of the helical delivery of therapeutic radiation, or that are being incorporated into new technologies that we are currently developing, all of which we believe will allow us to maintain a competitive advantage in the field of radiation treatment. We will continue to seek patent protection for our new inventions and seek licensing rights for inventions of others that can add substantial value to our products and services.

•	Increase our commercial opportunities and growth through acquisitions, investments, or third party collaborations. We believe that we can increase our commercial opportunities through a combination of strategic acquisitions, investments and collaborations with third parties. We seek to identify opportunities to acquire or collaborate in the development of new technologies that leverage our existing operational infrastructure and distribution, provide our customers with improved or additional capabilities or expand our growth opportunities into new markets. For example, in the Fall of 2007 we announced several strategic partnerships that allow us to offer customers additional tools and accessories compatible with the Hi Art system. We currently have research and development collaborations for the development of a compact, lower-cost, intensity modulated proton therapy system and further accessories for use with the Hi Art system. We will continue to evaluate opportunities to vertically integrate through acquisition or investment in suppliers of key components.

The Hi Art System

We have developed the Hi Art system to be a platform that includes the components necessary to deliver the most advanced adaptive radiation therapy currently available while maintaining the flexibility to incorporate future advancements in diagnostic imaging and radiation treatment.

Clinical Workflow

The Hi Art system’s typical workflow process consists of the following steps:

Patient imaging.  Each Hi Art treatment program begins by collecting a quantitative CT image of the patient. The clinician then evaluates the image to identify regions of interest, such as tumors or sensitive structures to be avoided. Once these structures are identified, the clinician determines the desired maximum and minimum radiation dose and defines the other parameters of the treatment plan, including the number of fractions.

Treatment planning and optimization.  Optimization consists of repeatedly calculating the dose and updating the radiation beam shape and intensity based on the plan parameters and data related to the dosage already delivered. The Hi Art system automatically optimizes the treatment plan by calculating the best dose pattern to maximize the dose to the tumor and minimize the dose to healthy tissue.

Patient positioning and treatment delivery.  During each treatment session, the patient is positioned on a treatment table, or patient couch, and an image of the patient is taken with the CTrue imaging system. This three dimensional quantitative CT image is then used to properly align the patient’s internal anatomy to assure the accurate delivery of radiation. Once the treatment area is aligned correctly, and the clinician is assured of a correct treatment, the patient on the couch moves horizontally through the ring gantry at variable speed while the linear accelerator rotates around the patient to deliver radiation therapy in a spiral, or helical, pattern 360 degrees around the patient. The optimized radiation dose is delivered using the Hi Art system’s proprietary MLC which modulates and shapes the radiation beam as the linear accelerator rotates around the patient and the patient moves through the gantry.

Dose verification.  Dose verification is the process in which the daily dose received by the patient is computed for each fraction. The data acquired for the accurate positioning of the patient can also be used to compute the dose received by the patient. This dose distribution is used by the clinician to evaluate and, if necessary, to adjust the treatment plan in subsequent treatment sessions to address changes in patient anatomy, such as tumor shrinkage or weight loss, as well as any previous errors accumulated in treatment delivery and treatment planning. The Hi Art system’s imaging detector, which is positioned in the ring gantry directly opposite the linear accelerator, records the amount of radiation that passes through the patient during treatment and can be used to verify that the planned dose was accurately delivered.

The repetition of these steps during each session allows the clinician to provide dose-guided adaptive radiation therapy by continuously adjusting the treatment plan to account for changes in patient anatomy and the location and amount of radiation accumulated in the patient during previous sessions. We believe that such adjustments to the treatment plan should become a regular part of the clinical workflow, and that the Hi Art system’s ability to allow daily, quantitative imaging and more easily and efficiently incorporate adaptive radiation therapy into the clinician’s regular clinical workflow distinguishes the Hi Art system from other radiation therapy systems.

Technology

The following are the key components and technologies of the Hi Art system:

Ring gantry.  The Hi Art system’s rigid ring gantry houses a linear accelerator that circles the patient and enables both CT imaging and radiation therapy to be provided from the same integrated source. The ring architecture enables more precise and more efficient treatments by eliminating the need for the repeated adjustment and re-calibration steps necessitated by imaging and treating the patient on different systems and mechanically adjusting the C-arm to treat from different angles.

Quantitative fan beam CT.  The Hi Art system uses a low-intensity, fan beam CT to collect quantitative images prior to each treatment. These images allow lung tissue, fat, muscle and bone to be clearly distinguished. In addition, because of the low dose involved, clinicians can safely take daily images, which aid in treatment planning. These daily images allow patient positioning based on highly accurate images of the tumor and soft-tissue anatomy at the time of treatment. Competing image-guided radiation therapy systems rely on non-quantitative cone beam radiation detectors that do not depict cell density and internal tissue anatomy as accurately as fan beam images, and can be more sensitive to patient movement. The higher doses of radiation associated with the typical cone beam imaging devices in many competing radiation systems may also lead clinicians to avoid daily imaging, making those imaging systems less useful for identifying subtle changes to the tumor or internal patient anatomy.

Multi-leaf collimator.  The Hi Art system’s MLC is integrated with the linear accelerator and consists of 64 individual tungsten leaves that move across the beam in less than 20 milliseconds to either block or allow the passage of radiation, effectively shaping the beam as it is emitted. Each leaf’s binary movement from open to closed defines a beamlet of radiation, and the intensity of the beamlet is modulated based on the length of time the leaf is open. The shape of the treatment field is defined by the pattern of all of the beamlets. A typical Hi Art treatment delivers tens of thousands of beamlets.

Treatment planning system.  The treatment planning station allows the user to develop and later modify a prescriptive outline for the radiation therapy treatment. CT images of the patient are imported and stored within the planning station and the clinician can develop or adjust a prescriptive outline by establishing dose constraints and objectives for both tumor cells and sensitive structures surrounding the tumor. These constraints and objectives are then used as input for optimized dose calculations. The treatment planning system also creates a fractionation schedule for the treatment delivery.

Optimizer.  After the prescriptive dose is developed, the Hi Art system optimizer calculates the MLC delivery pattern that most closely meets the prescribed radiation objectives and constraints. By adjusting specific plan parameters, the clinician can maximize the radiation dose to the tumor and minimize the exposure of healthy tissue. Using parameters specific to the treatment plans, an intensity pattern is created that controls the MLC leaves. The plan also specifies the optimized treatment field size, couch speed, and gantry speed to be used for treatment.

Integrated database server.  All data generated or used by the Hi Art system throughout all phases of treatment is stored in a single database which contains patient information and machine data used by the entire system. The integrated database stores initial planning images, images taken during the course of treatment, dose verification and quality assurance data collected during treatment delivery. To our knowledge, no other radiation therapy treatment system makes use of a single database server to store data from all phases of treatment from the first prescriptive treatment outline until the last fraction of radiation has been delivered. The integration of this data in one server allows the clinician to more quickly and more easily assess the accuracy of the treatment delivery, and develop and adjust the treatment plan. We believe that this comprehensive data, including the radiation actually received by patients, will facilitate clinical studies of the efficacy of treatments which will help improve the standard of care.

Primary beam stop and radiation beam shielding.  We believe that the Hi Art system contains more radiation shielding, which absorbs radiation, around the linear accelerator than any other linear accelerator currently available. This shielding protects the patient from receiving unwanted radiation leakage to the parts of the body not being treated. The Hi Art system also contains a lead beam stop on the opposite side of the ring gantry from the linear accelerator that absorbs the primary radiation beam after it has passed through the patient. The increased shielding and beam stop limit the amount of radiation that leaks from the system into the treatment room, reduces the shielding required in the walls of the facility in which the Hi Art system is located and protects the patient from unwanted radiation.

Marketing and Sales

Our sales and marketing activities are focused on selling the Hi Art system to university research centers, community hospitals, private and governmental institutions and cancer care centers worldwide. These facilities routinely replace cancer treatment equipment at the end of the equipment’s life and upgrade or expand their treatment capabilities. Representative customers in the United States include: M.D. Anderson Cancer Center (Orlando, FL), City of Hope Comprehensive Cancer Center (Los Angeles, CA) and The Johns Hopkins Sidney Kimmel Comprehensive Cancer Centre (Baltimore, MD). Representative customers outside the United States include: UCL-St-Luc University Hospital (Brussels, Belgium), L’Institut Curie (Paris, France), Charité Berlin (Berlin, Germany), Hong Kong Sanatorium and Hospital (Hong Kong, China) and Aichi Cancer Center Hospital and Research Institute (Aichi, Japan).

We divide the global market into three regions: North America, Europe (including the Middle East) and Asia-Pacific. During the last two years we have expanded our sales and marketing efforts from focusing on North America to Europe and Asia-Pacific. These markets accounted for 56%, 26% and 18%, respectively, of our revenue during the year ended December 31, 2007; 57%, 22% and 21%, respectively, of our revenue during fiscal year 2006; and 78%, 7% and 15%, respectively, of our revenue during fiscal year 2005. In late 2007, we expanded our sales and marketing into the Middle East. As of December 31, 2007, we had a total of 63 employees in our sales and marketing groups, twelve distributors and seven sales agents. We intend to expand our global sales and marketing capabilities in order to further penetrate these and other geographic regions.

Under our standard sales agent agreement, our sales agents identify potential end customers and assist our sales and marketing personnel with promotion and sales of the Hi Art system. Under our standard distribution agreement, we appoint an exclusive distributor for a specific country for a period of three years. We agree each year to annual sales targets and are entitled to terminate the agreement if the distributor fails to meet these sales targets. Our distributor agreements allow us to assist with the first several installations of Hi Art systems within each distributor’s region. Following these initial installations, the distributor is obligated to perform any post-shipment work, including installation, testing, training and post-installation warranty work. We have developed a certification procedure to ensure that distributors can fulfill these obligations. Upon completion of this certification, the distributor is deemed by us to be qualified and our personnel are no longer involved in the installation procedures. To date, our Japanese and Taiwanese distributors have been certified.

Our sales and marketing operations in each global region are as follows:

North America.  In the United States and Canada, we market the Hi Art system through an experienced team of direct sales personnel. In addition, we recently added a sales agent in Mexico. As of December 31, 2007, we had a direct sales force in the United States and Canada of 21 people, including thirteen regional sales managers and four sales directors. Each regional sales manager is responsible for all sales targets and customer relations within an assigned geographic region. Their responsibilities include achievement of orders, sales and margin budgets, forecasting, market coverage and penetration, expense management and ongoing customer satisfaction. Sales directors, in turn, are responsible for assisting the regional sales managers in delivering the financial targets for each geographic region. In addition, we currently have four product managers who are responsible for developing market strategies, establishing pricing, determining strategic market fit, identifying data and trends supporting clinical efficacy, and developing sales support materials and promotions.

Europe.  In Europe and the Middle East, we market the Hi Art system through a sales force consisting of three direct sales employees, seven sales agents and six distributors as of December 31, 2007. We support our European marketing and sales activities from both our U.S. headquarters in Madison, Wisconsin and our European headquarters in Brussels, Belgium. We intend to continue to build upon our European and Middle East marketing efforts by adding more direct sales personnel, sales agents and distributors in key markets.

Asia-Pacific.  We market and sell the Hi Art system in Asia-Pacific countries primarily through distributors. As of December 31, 2007, our sales force in Asia-Pacific countries consisted of three employees and six distributors. We support our Asia-Pacific marketing and sales activities from our U.S. headquarters in Madison, Wisconsin. We intend to build a stronger presence in the Asia-Pacific region, which may include the addition of direct sales personnel in key markets, as well as additional distributors.

We also assist our customers in their marketing of the Hi Art system. Customers may purchase public relations kit and marketing materials in order to assist them in raising the public awareness of the technological differences of the Hi Art system compared to traditional radiation therapy systems.

Customer Service and Support

Service and support are key components of our marketing strategy. We believe that the availability and responsiveness of our highly-trained service organization has played an important role in increasing the market penetration of the Hi Art system. Service revenue comprises a small, but growing portion of our total revenue due to the sophistication and relative newness of our product, as well as the growth in our installed base. Our service team first has contact with a customer during the initial phases of site planning and continues to be available throughout the lifecycle of the system.

Site planning and installation.  We offer site planning services to all of our customers. Each installation is assigned a dedicated project manager and installation team with local design experts. The team assists customers in retrofitting existing bunkers or in the construction of new bunkers. The team dedicated to the installation of a unit oversees each project from start to finish, ensuring that the Hi Art system unit functions according to specifications and meets the customer’s expectations. We thoroughly test each Hi Art system prior to releasing it from our manufacturing facility to ensure that the system is fully operational. As a result, installations typically require only approximately 45 days from the time the system is delivered on site until the system is ready for treatment of the first patient.

Training.  We offer comprehensive training for physicists, dosimetrists and therapists. Courses include technical, physics and application training. Initial training is included in the base system price of a Hi Art system and typically requires three weeks to complete. This training is conducted at both the customer’s site and our facilities in Madison, Wisconsin. Ongoing training related to system upgrades is available at both our North American Customer Training Center in Madison, Wisconsin and our European Customer Training Center in Antwerp, Belgium, which commenced operations during the first half of 2007. Technical training courses are available for our field service engineers and for those customers participating in our post-warranty service contracts.

Standard warranty and support services.  We provide a standard warranty on each of our systems for parts and labor for a period of one year. As of December 31, 2007, we had a service operations team, which includes logistics, field service, call center operations, installation and site planning, of 270 employees and maintain more than 20 regional spare parts depots to facilitate rapid response to requests for parts or service. Kuehne + Nagel stores almost all of our spare parts inventory in regional spare parts depots and performs a significant portion of our logistics and shipping activities in connection with our customer support. The majority of our field service engineers are TomoTherapy employees, but in countries where we have distribution relationships, field service engineers are employees of our distributors. To support our field service engineers we maintain two call centers, which our customers can access by dialing a single telephone number from anywhere in the world. Our call centers operate 24 hours a day, seven days a week, and are staffed with trained technical personnel, including physicists. We provide additional procedural support to customers through our technical experts in the United States, Europe and Asia-Pacific. We also have key logistics and training operations in Madison, Wisconsin and Brussels, Belgium. Our call centers and procedural support services work together seamlessly to serve our customers on a simultaneous and integrated basis.

Tomo Lifecycle Care.  In addition to our standard one-year warranty, we also offer a range of Tomo Lifecycle Care, or TLC, post-warranty equipment service agreements that permit customers to contract for the level of equipment maintenance they require. Our most popular TLC service agreement is the Total TLC Service Package, or Total TLC, which is a comprehensive care package providing complete system coverage. Total TLC ensures the highest levels of performance, with the lowest risk to the customer. Under Total TLC, we provide customers with full spare parts coverage, including installation, service by a TomoTherapy field service engineer and full planned maintenance. As of December 31, 2007, approximately 80% of our customers had elected to participate in Total TLC. We also offer the Partnership TLC Service Package, or Partnership TLC, pursuant to which we provide customers with technical training, remote support, full spare parts coverage and semi-annual planned maintenance and the Support TLC Service Package, or Support TLC, pursuant to which we provide customers with technical training, remote support and a 10% discount on all spare parts. For both the Partnership TLC Service Package and the Support TLC Service Package, we provide on-site repair and parts installation services on a billable basis, as required.

Online resources.  Our customers can also take advantage of the following on-line resources to obtain support at any time:

•	TomoGateway. TomoGateway links our customer call centers directly to a customer’s Hi Art system over a secure connection. Using this direct connection, our support staff can perform online diagnostics, examine system log files and look at data immediately and easily to assist customers in identifying and addressing problems with their units. Such accessible data allows us to provide our customers with continual support and enables our customers to maintain high levels of system operability. Access to TomoGateway is included at no additional charge during the standard one-year warranty period and with Total TLC and Partnership TLC.

•	TomoExchange. TomoExchange is a secure, web-based tool that is designed to provide a communication portal between TomoTherapy and our customers and to facilitate communication and collaboration among all end users of Hi Art. The platform features e-mail integration and a product feedback tool as well as an on-line forum that allows customers to share information about the Hi Art system, learn about relevant upcoming events and review important announcements. TomoExchange is available to all customers operating the Hi Art system.

Competition

The Hi Art system enables users to deliver IMRT, IGRT or stereotactic treatments. All of our customers use the Hi Art system for IMRT or IGRT treatments and, based on a recent survey that we conducted of existing customers, approximately 68% of our customers also use the Hi Art system for stereotactic treatments. Stereotactic treatments use an external beam radiation device to treat patients in one to five sessions, compared to 25 to 35 sessions for radiation therapy. Typically stereotactic treatments target tumors that are smaller than those treated with radiation therapy and are located in a few specific, sensitive regions of the body, such as the head and neck, spinal cord, lung and prostate.

Many of our competitors have greater financial, marketing and management resources and service infrastructure than we do, as well as more established reputations and significant market share. We consider our primary competition to be radiation therapy systems manufactured or distributed by Varian Medical Systems, Inc., Siemens Medical Solutions, Inc., a division of Siemens AG, and Elekta AB. As we become more successful in the market, we believe our primary competitors and other new entrants in the market will introduce systems that attempt to replicate the capabilities and benefits of the Hi Art system, including its ability to deliver radiation therapy rapidly and with precision.

We consider as secondary competition devices that are dedicated to delivering stereotactic treatments, such as those manufactured or distributed by Accuray Incorporated, BrainLAB AG, and other companies. To the extent that customers seek a device that performs stereotactic treatments, we may compete with these companies. While the Hi Art system is capable of performing stereotactic treatments, we have placed less emphasis on these capabilities in marketing the Hi Art system. If the Hi Art system nonetheless becomes more broadly accepted as a stereotactic device, competition between the Hi Art system and the stereotactic device vendors will increase.

Our customers’ equipment purchase considerations typically include reliability, service capabilities, patient throughput, treatment quality, price and payment terms. We believe that we compete favorably with our competitors based upon the technology offered by the Hi Art system. We strive to provide a technologically superior product that covers substantially all aspects of radiation therapy to deliver more precise, high-quality clinical outcomes that meet or exceed customer expectations.

In addition to competition from technologies performing similar functions as the Hi Art system, competition also exists for the limited capital expenditure budgets of our customers. For example, the Hi Art system may compete with other equipment required by a radiation therapy department for financing under the same capital expenditure budget, which is typically limited. A purchaser, such as a hospital or cancer treatment center, may be required to select between the two items of capital equipment. Our ability to compete may also be adversely affected when purchase decisions are based solely upon price, since our product is a premium-priced system due to its higher level of functionality and performance. This outcome may occur if hospitals and clinics give purchasing decision authority to group purchasing organizations that focus primarily on pricing when making purchase decisions.

Research and Development

The radiation therapy equipment market has been significantly impacted by the introduction of new technologies. We continuously conduct research and development to enhance the reliability and performance of the Hi Art system and to develop innovative technologies so that we can maintain and improve upon our market position.

We maintain research and product development staffs responsible for basic research, software enhancements, system integration and development, product design and engineering. Research and product development expenditures totaled $34.3 million for the year ended December 31, 2007, $21.4 million in fiscal year 2006, and $11.4 million in fiscal year 2005. As of December 31, 2007, we had a total of 188 employees in our research and product development groups. We believe the quality and expertise of our research and development team of medical physicists, computer scientists and engineers, together with our external research collaborations, distinguishes us from our competitors.

A key component of our research and development program is our collaboration with research programs at selected hospitals, cancer treatment centers, academic institutions and research institutions worldwide. Our agreements with these third-party collaborators generally require us to make milestone-based payments during the course of a particular project and often also require that we make up-front payments to fund initial activities. Generally, we own or have a right to license any inventions resulting from the collaboration. Our third-party collaborators are generally granted a royalty-free license for the purpose of continuing their research and development and, from time to time, we also grant broader licenses. Our research collaboration programs include work on clinical protocols and hardware and software developments. Current research initiatives related to our Hi Art system include increasing patient throughput using a simplified radiation delivery process, automating the adaptive radiation therapy process, providing real time accommodation of moving targets with superior treatment margins, and improving on equipment diagnosis and maintenance tools, such as remote machine quality assurance and other applications. We also work with suppliers to develop new components in order to increase the reliability and performance of the Hi Art system and seek opportunities to acquire or invest in the research of other parties where it is likely to benefit the Hi Art system or future products.

We also have an extensive collaboration with Lawrence Livermore National Laboratories with regard to acceleration technology that could result in the development of a more affordable and accessible proton therapy system than currently available. Proton therapy is based upon the theory of depositing radiation within tumors at specific depths while minimizing radiation to adjacent healthy tissues. The successful development, if at all, of products for some of these projects, including for proton therapy, is expected to take a number of years.

Manufacturing and Suppliers

We manufacture each Hi Art system in a 64,000 square foot facility in Madison, Wisconsin that was completed in 2006. The facility employs state-of-the-art manufacturing techniques and equipment. Our company-wide quality system is certified and compliant to the internationally-recognized quality system standard, International Standards Organization, or ISO, 13485:2003. We believe that this manufacturing facility will be adequate for our expected growth and foreseeable future demands for the next three to five years.

The manufacturing processes at our facility include subassembly, assembly, system integration and final testing. Our manufacturing personnel consist of highly trained assemblers and technicians supported by production engineers as well as planning and supply chain managers. Our quality assurance program includes various quality control measures from inspection of raw material, purchased parts and assemblies through on-line inspection. We are currently in the process of incorporating lean manufacturing techniques to improve manufacturing flow and efficiency. Lean manufacturing techniques include reducing wasteful and extraneous activities, balancing assembly and test flow as well as better utilizing production assets and resources.

Unlike most of our competitors, we assemble, test and fully commission each Hi Art system in our manufacturing facility before shipment to the customer. Our product is partially disassembled for shipment to allow the system to fit through most doors, which facilitates installation. This method allows the system to be installed at the customer site with radiation “beam-on” within four days. It further enhances our ability to make the Hi Art system treatment ready for patient treatment approximately 45 days after installation, commission and training.

We purchase material, subassemblies and components from third-party suppliers that are either standard products or customized to our specifications and integrate them into the finished system. Supplier quality and delivery performance are closely monitored to meet all product specifications and suppliers are also expected to contribute to our continuous improvement efforts.

Some of the components used in the Hi Art system are obtained from single- or limited-source suppliers. These components include the gantry, linear accelerator, magnetron and solid state modulator. We purchase these components from major industry suppliers, but we do not have long-term supply contracts with the supplier of our magnetron and solid state modulator. An affiliate of one of our competitors, Siemens Medical Solutions, Inc., is our supplier for the linear accelerator used in the Hi Art system. The management of these supply relationships is conducted with scheduled business reviews and periodic program updates. However, since our products have been designed to incorporate these specific components, any change in our ability to obtain such components on a timely basis would require significant engineering changes in our product should we need to incorporate substitute components. As a result, we submit long-term orders and forecasts to our single-source suppliers so that our demand can be satisfied and any capacity problem can be mitigated. Although inventory levels fluctuate from time to time, our goal is to carry approximately three months of inventory of key components.

Reimbursement

United States Reimbursement Regulation

In the United States, healthcare providers that purchase medical devices generally rely on third-party payors, such as Medicare, Medicaid, private health insurance plans and health maintenance organizations, to reimburse all or a portion of the cost of the devices, as well as any related healthcare services. Medicare reimbursement for operating costs for radiation therapy performed on hospital inpatients generally is set under the Medicare prospective payment system, or PPS, and diagnosis-related group, or DRG, regulations. Under PPS, Medicare pays hospitals a fixed amount for services provided to an inpatient based on his or her DRG, rather than reimbursing for the actual costs incurred by the hospital. Patients are assigned to a DRG based on their principal and secondary diagnoses, procedures performed during the hospital stay, age, gender and discharge status. Medicare also reimburses pursuant to PPS for capital costs which incorporates an add-on to the DRG-based payment to cover capital costs.

Hospital outpatient services are also covered by the PPS. Under the outpatient PPS, Medicare reimburses outpatient services according to rates calculated by Medicare for groups of covered services known as “ambulatory payment classification,” or APC, groups. Approximately 15 APC groups involve radiation oncology services. The reimbursement for each APC group is derived from a complicated calculation that incorporates historical cost information, including capital acquisition costs.

Medicare reimburses all physicians based on two separate practice expense values for each physician service, one when a service is furnished in a facility setting and another when the service is performed in a physician’s office. Typically, for a service that could be provided in either setting, the practice expense value would be higher when the service is performed in a physician’s office, because it would cover a physician’s costs such as equipment, supplies and overhead. If the physician provides the service in a hospital, the reimbursement paid to the physician for professional services is lower, because the expense for overhead associated with the services is borne by the hospital and is included in the hospital’s reimbursement by Medicare.

Reimbursement for services rendered to Medicaid beneficiaries is determined pursuant to each state’s Medicaid plan, which is established by state law and regulations, subject to requirements of federal law and regulations. The Balanced Budget Act of 1997 revised the Medicaid program to allow each state more control over coverage and payment issues. In addition, the Centers for Medicare and Medicaid Services, or CMS, has granted many states waivers to allow for greater control of the Medicaid program at the state level. The impact on our business of this greater state control on Medicaid payment for diagnostic services remains uncertain.

The U.S. federal government reviews and adjusts reimbursement rates for medical procedures, including radiation treatment, on an annual basis. CMS made some small adjustments to Medicare and Medicaid reimbursement rates for radiation therapy procedures effective January 1, 2008. Most significant, CMS eliminated a separate code to reimburse IGRT using radiographic, fluoroscopic or computed tomography CT x-ray images for the purpose of properly positioning patients to ensure accurate delivery of radiation doses. They instead bundled reimbursement for this with other procedures. The impact of the elimination of this stand-alone code on reimbursement for hospitals will depend on the frequency with which IGRT is used in the delivery of the radiation therapy and the extent to which the CT x-ray images result in modification of the treatment plan. While hospitals may receive a lower reimbursement for the use of CT x-ray images for patient repositioning, they may receive additional reimbursement whenever such images require a change in the patient’s treatment plan. Under current CMS rates, hospitals receive technical services reimbursement of $348 and $864 for each IMRT treatment and each IMRT plan, respectively. Free-standing clinics receive global reimbursement of $535 and $1,833 for each IMRT treatment and IMRT plan, respectively.

Foreign Reimbursement Regulations

Internationally, reimbursement and healthcare payment systems vary from country to country and include single-payor, government-managed systems as well as systems in which private payors and government-managed systems exist side-by-side. In general, the process of obtaining coverage approvals has been slower outside of the United States. Our ability to achieve adoption of the Hi Art system as well as significant sales volume in international markets we enter will depend in part on the availability of reimbursement for procedures performed using our product.

Government Regulation

United States Medical Device Regulation

As a manufacturer and seller of medical devices and devices that generate ionizing x-ray radiation, we and some of our suppliers and distributors are subject to extensive regulation by federal and state governmental authorities. In the United States, our products are primarily regulated by the U.S. Food and Drug Administration, or FDA. Regulations promulgated by the FDA relating to medical devices govern their design, development, testing and clinical investigations involving humans, as well as manufacturing, packaging, labeling, marketing and sales, distribution (including importing and exporting), possession and disposal, and recalls and replacements. The regulations also require that we receive FDA market clearance through the 510(k) process prior to marketing our products.

Our manufacturing operations for medical devices must comply with the FDA’s Quality System Regulation, or QSR. The QSR requires that each manufacturer establish and implement a quality system by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer’s written specifications and procedures relating to the devices. Compliance with the QSR is necessary to receive FDA clearance or approval to market new products and is necessary for a manufacturer to be able to continue to market cleared or approved product offerings. Among other things, these regulations require that manufacturers establish performance requirements before production. The FDA makes announced and unannounced inspections of medical device manufacturers and may issue reports, known as Form FDA 483 reports, listing instances where the manufacturer has failed to comply with applicable regulations and/or procedures, or warning letters. If the manufacturer does not adequately respond to such reports or letters, the FDA may take enforcement action against the manufacturer, including the imposition of fines, total shutdown of production facilities and criminal prosecution. Inspections usually occur every two years. We were audited by the FDA in July 2007. We have not received any Form FDA 483 reports to date.

Both the FDA and the Federal Trade Commission, or FTC, regulate the promotion and advertising of our products. In general, we may not promote or advertise our products for uses not within the scope of our clearances or approvals or make unsupported safety and effectiveness claims.

We are also regulated under the Electronic Product Radiation Control Provisions of the Federal Food, Drug, and Cosmetic Act because the Hi Art system contains X-ray components and is used in conjunction with a laser positioning system, and because we assemble these components during manufacturing and service activities. The Electronic Product Radiation Control Provisions require laser and X-ray products to comply with certain regulations and applicable performance standards. Manufacturers are required to certify in product labeling and reports to the FDA that their products comply with all necessary standards as well as maintain manufacturing, testing and sales records for their products. The Electronic Product Radiation Control Provisions also require manufacturers to report product defects and affix appropriate labeling to covered products. Failure to comply with these requirements could result in enforcement action by the FDA, which can include injunctions, civil penalties, and the issuance of warning letters. We have developed and implemented procedures to ensure compliance with the Electronic Product Radiation Control Provisions.

United States Privacy and Security Laws

The Health Insurance Portability and Accountability Act of 1996 sets national standards for some types of electronic health information transactions and the data elements used in those transactions and standards to ensure the integrity and confidentiality of patient health information. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their protected health information and limiting most use and disclosure of health information to the minimum amount reasonably necessary to accomplish the intended purpose. State privacy laws have their own penalty provisions, which could apply in a given case.

United States Fraud and Abuse Laws and Regulations

The healthcare industry is also subject to a number of “fraud and abuse” laws and regulations, including physician self-referral prohibitions, anti-kickback laws, and false claims laws. Violations of these laws can lead to civil and criminal penalties, including exclusion from participation in federal healthcare programs. These laws constrain the sales, marketing and other promotional activities of manufacturers of medical products, such as us, by limiting the kinds of financial arrangements we may have with hospitals, physicians and other potential purchasers of medical products who may seek reimbursement from a federal or state health care program such as Medicare or Medicaid.

Physician self-referral laws.  The federal Ethics in Patient Referral Law, also known as the Stark Law, prohibits a physician from referring Medicare or Medicaid patients to an entity with which the physician (or a family member) has a financial relationship. The Stark Law specifically prohibits physicians from making such referrals for “designated health services,” including radiology and radiation therapy services.

Anti-kickback laws.  The federal Anti-Kickback Statute makes it a criminal offense to knowingly and willingly solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of items, services or business, including the purchase of medical devices from a particular manufacturer or the referral of patients to a particular supplier of diagnostic services utilizing such devices that are reimbursable by a state or federal health care program, such as Medicare or Medicaid. There are established regulatory “safe harbors” that define certain financial transactions and practices that are not subject to the Anti-Kickback Statute.

Federal False Claims Act.  The federal False Claims Act prohibits anyone from knowingly and willfully presenting, or causing to be presented, claims for payment, that are false or fraudulent, for services not provided as claimed or for medically unnecessary services.

The Office of the Inspector General of the U.S. Department of Health and Human Services prosecutes violations of the above mentioned fraud and abuse laws. Any violation of such laws may result in criminal and/or civil sanctions including, imprisonment and exclusion from participation in federal healthcare programs such as Medicare and Medicaid. In addition, these fraud and abuse laws, which exist in a number of states and apply regardless of whether Medicare or Medicaid patients are involved, may result in lower utilization of certain diagnostic or therapeutic procedures, which may affect the demand for our products.

State Certificate of Need Laws

In some states, a certificate of need or similar regulatory approval is required prior to the acquisition of high-cost capital items or the provision of new services. These laws generally require appropriate state agency determination of public need and approval prior to the acquisition of such capital items or addition of new services.

Foreign Regulation of Medical Devices

Our operations outside the United States are subject to regulatory requirements that vary from country to country and frequently differ significantly from those in the United States. In all of the countries in which we are currently selling the Hi Art system we have either received regulatory approval, directly or through our agents, or been informed that country-specific approval is not required.

In the European Union, or EU, we are required under the European Medical Device Directive to affix the Conformité Européene, or CE, mark to our products in order to sell the products in member countries of the EU. The CE mark is an international symbol that represents adherence to certain essential principles of safety and effectiveness mandated in the European Medical Device Directive. Once affixed, the CE mark enables a product to be sold in member countries of the EU. We received authorization to affix the CE mark to the Hi Art system in

February 2005, allowing us to sell it throughout the EU. In Japan, we are subject to regulation as well, where we sell our product through Hi Art Co., Ltd., our Japanese distributor. We received government approval to market the Hi Art system from the Ministry of Health and Welfare in December 2004.

The International Standards Organization promulgates internationally recognized standards, including those for the requirements of quality systems. We are certified to the ISO 13485:2003 standard, which specifies the quality system requirements for medical device manufacturers.

In addition to regulations covering sales of medical devices, in foreign countries where we have operations or sell products, we are subject to other laws and regulations applicable to manufacturers of medical devices, radiation producing devices and to the healthcare industry, and laws and regulation of general applicability relating to environmental protection, safe working conditions, manufacturing practices and other matters. These laws and regulations are often comparable to or more stringent than U.S. laws and regulations. Our sales of products in foreign countries are also subject to regulation of matters such as product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. We rely in some countries on our distributors to assist us in complying with applicable regulatory requirements.

Intellectual Property

The proprietary nature of, and protection for, our product implementations, processes and know-how are important to our business. We rely on patents, trademarks, copyrights, trade secrets, other intellectual property and continuing innovation to develop and maintain our competitive position.

We seek patent protection in the United States and in foreign jurisdictions for our product implementations, components and other technology where available and when appropriate. We hold or license 23 U.S. patents, 36 pending U.S. patent applications, over 70 foreign patents, and over 85 foreign patent applications. These patents cover various components and techniques incorporated into the Hi Art treatment system, such as the MLC, the patient couch and aspects of the helical delivery of therapeutic radiation, or are being incorporated into new technologies we are currently developing, all of which we believe will allow us to maintain a competitive advantage in the field of radiation treatment.

Assuming that all maintenance fees and annuities continue to be paid, our patents will expire on various dates between 2012 and 2024. We intend to aggressively defend the patents we hold, and we intend to vigorously contest claims other patent holders may bring against us.

In addition to our patents and pending patent applications, we use trade secrets and proprietary know-how in our products. Any of our know-how or trade secrets not protected by a patent could be disclosed to, or independently developed by, a competitor.

We have periodically monitored and continue to monitor the activities of our competitors and other third parties with respect to their use of intellectual property. In addition, we require our employees, consultants and outside scientific collaborators to execute confidentiality, invention assignment and, where appropriate, non-competition agreements upon commencing employment or consulting relationships with us.

Employees

As of December 31, 2007, we had 665 full-time and part-time employees worldwide, 603 of which are in the United States and 62 elsewhere. None of our employees based in the United States are unionized or subject to collective bargaining agreements. We believe that our current relationship with our employees is good.

Information Available to Investors

As soon as reasonably practicable after our filing or furnishing the information to the Securities and Exchange Commission, or SEC, we make the following available free of charge on our investor relations page of our website http://www.tomotherapy.com ; our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K (including any amendments to those reports); and our proxy statements. Our Comprehensive Code of Compliance Program, Corporate Governance Guidelines and the charters of the Audit Committee, Compensation

Committee and Nominating and Corporate Governance Committee are also available on the investor relations page of our website. Additionally, we will provide copies of our reports, proxy statements, Comprehensive Compliance Program, Corporate Governance Guidelines and committee charters, without charge, to any shareholder upon written request to the Corporate Secretary at our principal executive offices. Please note that information on, or that can be accessed through, our website is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Executive Officers of the Registrant

The following table sets forth the names, ages and positions held by our executive officers as of March 15, 2008.

Name	Age	Position

Frederick A. Robertson	52	Chief Executive Officer and Director
Paul J. Reckwerdt	56	President, Co-Founder and Director
Stephen C. Hathaway	52	Chief Financial Officer and Treasurer
Steven G. Books	58	Chief Operating Officer
Mary Elizabeth Klein	51	Vice President of Global Sales
Shawn D. Guse	37	Vice President, Secretary and General Counsel
Thomas Rockwell Mackie	53	Chairman of the Board of Directors and Co-Founder

Frederick A. Robertson, M.D. has served as our Chief Executive Officer and a director since January 2005. Prior to joining TomoTherapy, from 2000 through 2004, Dr. Robertson served as an Assistant Professor of Anesthesiology at the Medical College of Wisconsin. From 1998 to 2000, Dr. Robertson served as President and Chief Executive Officer of GE Marquette Medical Systems, and later as Chief Clinical Officer of GE Medical Systems. Dr. Robertson previously held management positions with Marquette Medical Systems, including President and Chief Executive Officer, President-Patient Monitoring Division and Medical Director. Dr. Robertson also serves as a director of Access Genetics, LLC, a molecular diagnostics company. Dr. Robertson has an M.B.A. from San Diego State University and an M.D. from the University of Wisconsin Medical School.

Paul J. Reckwerdt co-founded our company in 1997 and has served as a director since December 1997. Mr. Reckwerdt has served as our President since 1999, and served as our Treasurer from 2000 until 2003, as our Secretary from 1997 until 2003 and as our Vice-President from 1997 until 1999. Mr. Reckwerdt was a researcher at the University of Wisconsin from 1986 to 1999. From 1988 to 1999, Mr. Reckwerdt conducted research focusing on advanced cancer therapy. From 1986 to 1988, Mr. Reckwerdt worked on the X-ray microbeam project and the Speech Motor Control lab, which are international research facilities designing tools for research in ALS, Parkinson’s disease, dementia and Alzheimer’s disease. In 1992, Mr. Reckwerdt co-founded Geometrics Corporation, a radiation treatment planning company. Mr. Reckwerdt serves on the board of the WAVE Entrepreneur program at the University of Wisconsin. Mr. Reckwerdt has a B.S. in mathematics from Northern Illinois University.

Stephen C. Hathaway has served as our Chief Financial Officer and Treasurer since joining us in 2003. Prior to joining us, Mr. Hathaway served from 1996 to 2003 as Vice President and Chief Financial Officer of SurModics, Inc., a coatings supplier to the medical device industry. From 1995 to 1996, Mr. Hathaway served as Director of Finance with Ceridian Employer Services, a payroll processing company. From 1988 to 1995, Mr. Hathaway served as Vice President Finance and Operations with Wilson Learning Corporation, and from 1977 to 1988, Mr. Hathaway was employed by Arthur Andersen LLP, finishing as an Audit Manager. Mr. Hathaway has a B.S. in Accounting from Miami University.

Steven G. Books joined us as Vice President of Operations in April 2005 and has served as our Chief Operating Officer since July 2006. From 2004 to 2005, Mr. Books was President of Hawk Visions LLC, a leadership consulting organization. From 2001 to 2004, he was President and Executive Director of Pier Wisconsin Ltd., a not-for-profit educational association. From 1998 to 2000, Mr. Books served as Vice-President, Worldwide Manufacturing, Supply Chain and Logistics at GE Medical, from 1997 to 1998 as Senior Vice-President, Worldwide

Manufacturing and Monitoring Engineering, Marquette Medical Systems, and from 1994 to 1997 as Vice- President and General Manager, Cardiology Division at Marquette Medical Systems. Mr. Books has a B.A. in Philosophy and History from the University of Wisconsin-Milwaukee.

Mary Elizabeth Klein has served as our Vice President of Global Sales since joining us in November 2006. Prior to joining us, Ms. Klein served from 2003 to 2006 as a Commercial Leader for GE Rail Services. From 2001 to 2003, Ms. Klein served as President and Chief Executive Officer of GE Medical Systems Americas, from 1998 to 2001 as Global General Manager with GE’s Functional and Molecular Imaging Business, and from 1997 to 1998 as General Manager of GE Computerized Tomography and Radiation Oncology for Europe, the Middle East and Africa. Prior to that, Ms. Klein served from 1992 to 1997 as National Ultrasound Sales Manager/General Manager of GE’s Americas Ultrasound Sales/Marketing, and from 1979 to 1992 as CT Product Sales Manager for GE Medical Systems. Ms. Klein has a B.S. in Biology from the University of Notre Dame, a foreign language studies degree from Franz Leopold Universität in Austria and an M.B.A. from Northeastern University.

Shawn D. Guse, J.D. has served as Vice President and General Counsel since July 2005. Prior to joining us, Mr. Guse was a partner with Michael Best & Friedrich LLP, where he practiced from October 2004 to 2005. Prior to Michael Best & Friedrich, Mr. Guse was an attorney at Quarles & Brady, LLP from October 2001 to September 2004. His background includes substantial experience in structuring and executing corporate sales and acquisitions, debt and equity financing, technology licensing and transfer, employment matters, and international distribution and sales. Mr. Guse is a member of the State Bar of Wisconsin. Mr. Guse has a B.A. in Economics from the University of Wisconsin-Milwaukee and a J.D. from the University of Wisconsin Law School.

Thomas Rockwell Mackie, Ph.D. co-founded our company in 1997 and has served as Chairman of our Board of Directors since December 1999. Dr. Mackie also served as President of TomoTherapy from 1997 until 1999 and as Treasurer from 1997 until 2000. Since 1987, Dr. Mackie has been a professor in the departments of Medical Physics and Human Oncology at the University of Wisconsin, where he established the TomoTherapy research program. Dr. Mackie also co-founded Geometrics Corporation (now merged with ADAC Corp.), which developed a radiotherapy treatment planning system. Dr. Mackie currently serves as President of the Medical Physics Foundation, and as a member on the boards of Cellectar Inc., a drug development company, Bioionix Inc., a water treatment company, and the University of Wisconsin-Madison Calibration Laboratory. Dr. Mackie has a B.Sc. in Physics from the University of Saskatchewan and a Ph.D. in Physics from the University of Alberta, Canada.

Item 1A.	Risk Factors

Risks Related to Our Business

We currently depend on sales of the Hi Art system for substantially all of our revenue and, if we are unable to grow or sustain sales of the Hi Art system or are unable to diversify our business, we may not generate sufficient revenue to support our business.

Currently, our sole product is the Hi Art system, which we commenced marketing in 2003. We expect to generate substantially all of our revenue for the foreseeable future from sales of and post-warranty service contracts for the Hi Art system. Accordingly, we are dependent on our ability to market and sell the Hi Art system. Any factor materially adversely affecting our ability to market and sell the Hi Art system or pricing and demand for the Hi Art system would have a material adverse effect on our financial condition and results of operations.

We may experience substantial fluctuations in our quarterly operating results and stock price because of the long sales cycle and high unit price of the Hi Art system, as well as other factors, making it difficult to compare our results of operations to prior periods.

The Hi Art system is a major capital equipment item and has a lengthy sales cycle. Once an order is placed, the customer may have to undergo a lengthy building process before installation of the Hi Art system. We recognize revenue from the sale of the Hi Art system after installation and upon receipt of a signed acceptance test procedure report from the customer. Because of the high unit price of the Hi Art system and the relatively small number of units installed each quarter, each installation currently represents a significant component of our revenue for a particular quarter. If a small number of customers defer installation of a Hi Art system for even a short period of time, recognition of a significant amount of revenue may be deferred to a subsequent period. Since our operating costs are relatively fixed, our inability to recognize revenue in a particular quarter may adversely affect our profitability in that quarter. As a result, the inability to recognize revenue in a particular quarter may make it difficult to compare our quarterly operating results with prior periods. In addition, while we believe that our backlog of orders provides a better measure at any particular point in time of the long-term performance prospects of our business than our quarterly operating results, investors may attribute significant weight to our quarterly operating results, which may result in substantial fluctuations in our stock price.

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

Our current competitors or other companies may at any time develop new products for the treatment of tumors. For example, Varian Medical Systems recently began selling a new technology it refers to as RapicArc. The RapidArc technology purports to be able to deliver image-guided, intensity-modulated radiation therapy more rapidly than other similar systems. If we are unable to compete effectively against this and other products of existing or future competitors, our net revenue could decline. Some of our competitors may compete by changing their pricing model or by lowering the price of their conventional radiation therapy systems or ancillary supplies. If these competitors’ pricing techniques are effective, it could result in downward pressure on the price of radiation therapy systems. If we are unable to maintain or increase our selling prices in the face of competition, we may not improve our gross margins.

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

We currently depend on single-source suppliers for a number of critical components necessary for the assembly of the Hi Art system, including the ring gantry, the linear accelerator, the solid state modulator, the radiation detector and the magnetron. We purchase some of these components from major industry suppliers. We do not have a long-term supply contract with the supplier of the solid state modulator and the magnetron. An affiliate of one of our competitors, Siemens Medical Solutions, Inc., is also our supplier for the linear accelerator used in the Hi Art system. If the supply of any of these components were to be disrupted or terminated, or if these suppliers were unable to supply the quantities of components that we require, we may have difficulty or be unable to find alternative sources for these key components. As a result, we may be unable to meet the demand for the Hi Art system, which could harm our ability to generate revenue and damage our reputation. In addition, such a delay in components might cause us to have insufficient spare parts to service existing installed systems, which may lead to customer dissatisfaction. Some of our single-source suppliers have at times had material difficulties maintaining an adequate supply of parts to meet our manufacturing and service demands.

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

Our success in marketing the Hi Art system depends in part on persuading clinicians and patients of the benefits of adaptive radiation therapy. Image guided radiation therapy, or IGRT, is an emerging cancer treatment technique which involves delivering intensity modulated radiation therapy, or IMRT, guided by images of the treatment area taken shortly before treatment, using CT, x-ray, ultrasound or other imaging technologies. IMRT is a widely accepted technique, which involves varying, or modulating, the intensity of the radiation beam across a targeted treatment area. Adaptive radiation therapy involves adjusting a patient’s radiation therapy plan between treatment sessions to account for changes in the patient’s anatomy, the amount and location of the radiation received by the patient, and the size, shape and location of the tumor. In particular, we believe that adaptive radiation therapy requires, and we have designed the Hi Art system to enable, continual adjustments to a patient’s treatment plan throughout the entire course of treatment, facilitated by both the regular acquisition of updated quantitative images showing the location, geometry and density of the tumor, as well as the verification of the actual radiation dose received by the patient. While IGRT and adaptive radiation therapy are becoming more widely accepted within the United States, these delivery techniques are still in the early stages of emergence and implementation in the rest of the world. Increased sales of the Hi Art system depend, in part, on widespread adoption of these techniques by clinicians both within and outside the United States. Widespread adoption of IGRT and adaptive radiation therapy depends on many factors, including some that are outside of our control. These factors include acceptance by clinicians that IGRT and adaptive radiation therapy are clinically effective and cost effective in treating a wide range of tumors, demand by patients for such treatment, successful education of clinicians on the various aspects of these techniques and adequate reimbursement for procedures performed using adaptive radiation therapy. If widespread market acceptance of IGRT and adaptive radiation therapy do not occur, or do not occur as rapidly as we anticipate, sales of the Hi Art system may be adversely affected and our revenue may decline or fail to grow at its current rate.

We may be delayed or prevented from implementing our long-term sales strategy if we fail to educate clinicians and patients about the benefits of the Hi Art system and to implement enhancements to the system in a timely manner.

We believe that sales of the Hi Art system to date have been principally to those hospitals and cancer treatment centers that are most open to the adoption of new technologies. In order to expand our sales, we must raise awareness of the range of benefits that we believe the Hi Art system offers to both existing and potential customers, and their patients. An important part of our sales strategy involves educating and training clinicians to utilize the entire functionality of the Hi Art system. In particular, many clinicians are currently unfamiliar with techniques using the full quantitative imaging capabilities of the Hi Art system, which enables clinicians to adapt a patient’s treatment plan in response to anatomical changes and the cumulative amount of radiation received by specific areas within the patient over the course of treatment. In addition, we must further educate clinicians about the ability of the Hi Art system to treat a wide range of cancer types effectively and efficiently. If clinicians are not properly educated about the use of the Hi Art system for adaptive radiation therapy, they may be unwilling or unable to take advantage of the full range of functionality that we believe the Hi Art system offers, which could have an adverse effect on our product sales.

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

Our gross margins may decline in a given period due in part to higher component costs and significant replacement rates for components, resulting in increased warranty expense and negative profit margins on most of our existing service contracts for the Hi Art system. We are making investments in developing alternate components, implementing enhancements to increase the performance of components currently used in the Hi Art system, seeking to identify lower priced components of comparable or improved performance and quality, and implementing other improvements to our service processes. If we are unable to reduce our expenses through these initiatives and maintain competitive pricing of service contracts, our profitability may not improve or may be adversely affected.

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

Our sales may be impacted, or we may be faced with order cancellations, if economic conditions in the United States or elsewhere worsen and credit becomes more difficult to obtain on reasonable terms.

The Hi Art system is a major capital equipment item that represents a significant purchase for most of our customers and may require funding through a credit facility or lease arrangement. Although we have not received any order cancellations to date, should economic conditions worsen or the credit markets tighten, our customers who have placed orders may have difficulty making or completing payments for orders, resulting in an increase in outstanding payables and cancellations of some orders. Customers who have placed orders may have difficulty obtaining credit, possibly resulting in cancellations. In addition, potential new customers may delay placing orders for significant capital equipment in such situations, or may choose to purchase equipment that is less costly.

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

Our collaboration agreements generally provide that we either own, in the case of our own developments, have the right to use, in the case of joint developments, or have the right to license, in the case of developments by our collaborator, technology developed pursuant to a collaboration. We cannot provide any assurance that we will successfully enter into license agreements with any of our collaborators concerning technology that is jointly developed or developed by the collaborator, which may prevent us from using that technology. If we are unable to enter into exclusive license agreements with a collaborator over technology that is jointly developed with, or solely developed by, the collaborator, the collaborator may be able to use or license the technology to third parties. Furthermore, if we are unable to enter into license agreements with a collaborator for technology that is jointly developed with, or solely developed by, the collaborator, we may be unable to use that technology. In addition, if we are unable to agree with our collaborators concerning ownership or proper inventorship of technology developed under the collaboration agreement, we may be forced to engage in arbitration or litigation to determine the proper ownership or inventorship.

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

Customer service is a critical element of our sales strategy. In particular, Kuehne + Nagel Inc. stores almost all of our spare parts inventory in depots around the world and performs a significant portion of our spare parts logistics and shipping activities. We may utilize additional logistics service providers in connection with the expansion of international sales. If Kuehne + Nagel suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its operations, or we have to change and qualify an alternative logistics provider, shipments of spare parts to our customers may be delayed and our reputation and results of operations may be adversely affected.

If third-party payors do not continue to provide sufficient coverage and reimbursement to healthcare providers for use of the Hi Art system, sales of the Hi Art system may be adversely affected.

Our ability to market and sell the Hi Art system successfully depends in part on the extent to which sufficient reimbursement for treatment procedures using the Hi Art system will be available from third-party payors such as private health insurance plans and health maintenance organizations and, to a lesser degree, government payor programs such as Medicare and Medicaid. Third-party payors, and in particular managed care organizations, are continuously challenging the prices charged for medical products and services and instituting cost containment measures to control or significantly influence the purchase of medical products and services. For example, the Centers for Medicare and Medicaid Services, or CMS, eliminated a stand-alone code in 2008 for reimbursement of IGRT using CT x-ray images for the purpose of patient positioning to ensure accurate delivery of radiation doses. CMS instead bundled such reimbursement with other procedures, resulting in a small decrease in total reimbursement for outpatient treatment in hospitals. These cost containment measures, if instituted in a manner significantly affecting the coverage of, or reimbursement for, treatment procedures performed using the Hi Art system, could discourage cancer treatment centers and hospitals from purchasing the Hi Art system.

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

We rely on local distributors to market and distribute the Hi Art system in key markets.

We rely on third-party distributors for the marketing and distribution of the Hi Art system in certain countries in Asia-Pacific, the Middle East and Eastern Europe. The percentage of our revenue derived from sales by local distributors was 18% in 2007, 21% in 2006, and 11% in 2005. A component of our growth strategy is to expand our marketing and sales through distributors in additional countries. In our standard distribution agreement, we appoint an exclusive distributor for a specific country for a specified period, usually three years. The agreement sets annual sales targets and we are entitled to terminate the agreement if the distributor fails to meet these sales targets. To date, we have not had to terminate our relationship with a single distributor due to a failure to meet the minimum sales targets. We have also developed a certification procedure to ensure each distributor can fulfill its obligations under the distribution agreement. Accordingly, our success in generating sales in countries where we have engaged local distributors depends in part on the efforts of others whom we do not control. Many of our local distributors have only limited personnel capabilities, although we require them to assume responsibility for marketing, sales and service efforts in their country. As a result, these distributors may not be able to successfully market, sell and service the Hi

Art system, may not devote sufficient time and resources to support adequate marketing and selling efforts, and may not market the Hi Art system at prices that will permit the Hi Art system to develop, achieve or sustain market acceptance, any of which could adversely affect our potential for revenue from international markets. In addition, if a distributor is terminated by us or goes out of business, it may take us a period of time to locate an alternative distributor and to train its personnel to market the Hi Art system and our ability to sell and service the Hi Art system in that distributor’s country could be adversely affected.

Our results may be adversely affected by changes in foreign currency exchange rates.

In 2007, we derived 78% of our revenue from contracts denominated in U.S. dollars, 18% in Euros, 2% in Swiss francs and 2% in Canadian dollars. In 2006, we derived 84% of our revenue from contracts denominated in U.S. dollars, 15% in Euros and 1% in Canadian dollars. Historically, the substantial majority of our expenses have been denominated in U.S. dollars. However, in 2006 we opened an office in Brussels, Belgium and increased our sales and service capabilities in Europe. As a result, an increasing portion of our expenses will be denominated in Euros. In addition, long-term movements in foreign currency exchange rates could affect the competitiveness of the Hi Art system. In the recent past, we have benefited from a relatively weak U.S. dollar that has made our pricing more competitive compared to our non-U.S. competitors. This has been a contributor to our international orders and revenue growth. Any significant strengthening of the U.S. dollar against other countries’ currencies may result in slower growth in our international orders and revenue, which could negatively affect our overall financial performance and results. We do not currently have a hedging program in place to offset these risks.

Technological breakthroughs in cancer treatment could render the Hi Art system obsolete.

The cancer treatment market is characterized by continual technological change and product innovation. Other radiation-based technologies for treating cancer that may or may not incorporate IGRT and adaptive radiation therapy, such as proton therapy, may increase competition for the Hi Art system. In addition, companies in the pharmaceutical or biotechnology fields may seek to develop methods of cancer treatment that are more effective than radiation therapy, resulting in decreased demand for the Hi Art system. Because the Hi Art system has a long development cycle and because it can take significant time to receive government approvals for changes to the Hi Art system, we must anticipate changes in the marketplace and the direction of technological innovation. Accordingly, if we are unable to anticipate and address new innovations in the cancer treatment market, the Hi Art system or an aspect of its functionality may be rendered obsolete, which would have a material adverse effect on our business, financial condition and results of operations.

A significant percentage of our sales are in international markets, and economic, political and other risks associated with international sales and operations could adversely affect our sales or make them less predictable.

The percentage of our revenue derived from sales outside of North America was 44% for 2007, 43% in 2006 and 22% in 2005. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. In particular, in 2006 we opened a European office in Brussels, Belgium which includes sales, service and call center operations. In addition, we have entered into agreements with distributors in Asia-Pacific, the Middle East and Eastern Europe who purchase the Hi Art system from us for resale to end customers. We support our international marketing and sales activities from both our U.S. headquarters in Madison, Wisconsin and our office in Brussels, Belgium.

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

The effectiveness of procedures performed using conformal radiation therapy delivery systems like the Hi Art system are not yet supported by long-term clinical data and the medical community has not yet developed a large body of peer-reviewed literature that supports the Hi Art system’s efficacy.

We do not have significant clinical data supporting the advantages of highly conformal does delivery that we believe the Hi Art system offers in comparison with competing products and technologies. For example, because the Hi Art system has only been on the market since 2003, we have only limited complication or patient survival rate data, which are common long-term measures of clinical effectiveness in cancer treatment. In addition, while the effectiveness of radiation therapy is well understood, there are a limited number of peer-reviewed medical journal publications regarding the efficacy of highly conformal treatment such as that delivered by the Hi Art system. If future patient studies or clinical experience do not support our beliefs that the Hi Art system offers a more advantageous treatment for a wide variety of cancer types, use of the Hi Art system could fail to increase or could decrease, and our growth and operating results would therefore be adversely affected.

Our success will depend on our ability to attract and retain qualified personnel.

We are highly dependent on members of our senior management, operations, commercialization and research and development staff. Our continued success will depend on our ability to retain our current management and qualified personnel with expertise in research and development, engineering, service, manufacturing, sales, marketing and finance. Competition is intense in the medical device industry for senior management personnel, as well as other qualified personnel, and finding and retaining such personnel with experience in our industry is very difficult. There is substantial time and training required for all newly-hired employees to learn our product and proprietary systems. The loss of the services of certain members of our senior management, scientists, clinicians, or engineers could prevent the implementation and completion of our business objectives. The loss of a member of senior management or our professional staff would also require the remaining executive officers to divert substantial attention to seeking a replacement.

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

The number of our employees has increased significantly over time, with 327 employees at the end of 2005, 492 at the end of 2006, and 665 as of December 31, 2007. We have also significantly expanded our infrastructure in the last several years, including activities and facilities in the United States, activities outside of the United States such as the establishment of a customer support center in Brussels, Belgium, and spare parts depots around the world. In order to implement our business strategy, we expect continued growth in our employee and infrastructure requirements, particularly as we expand our manufacturing, customer service and sales and marketing capacities. To manage our growth, we must expand our facilities, augment our management, operational and financial systems, hire and train additional qualified personnel, scale-up our manufacturing capacity and expand our marketing and distribution capabilities. Our manufacturing, assembly and installation process is complex and we must effectively scale this entire process to satisfy customer expectations and changes in demand. We must continue to recruit, train, manage and retain customer service personnel as the number of units installed in the field increase. We also expect to increase the number of sales and marketing personnel as we expand our business, and although the number of people we employ in our international offices has grown significantly, in many international locations we still lack the minimum critical mass to qualify for group efficiencies, which drives our overall cost of operations higher. We cannot be certain that our personnel, systems, procedures and internal controls will be adequate to support our future operations. Our business will suffer if we cannot manage our growth effectively.

We may need to raise additional capital in the future and may be unable to do so on acceptable terms. This could limit our ability to grow and carry out our business plan.

We believe that the net proceeds from our recent initial public offering, together with our cash reserves and cash from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If our estimates of revenue, expenses, or capital or liquidity requirements change or are inaccurate, or if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or arrange additional debt financing. In addition, we may seek to sell additional equity or arrange debt financing to give us financial flexibility to pursue attractive acquisition or investment opportunities that may arise. We are currently seeking funding from potential customers and other investors for our proton therapy research project. We cannot be certain that we will be able to obtain additional financing for this or other future projects on commercially reasonable terms or at all, which could limit our ability to grow and carry out our business plan, or that any such additional financing, if raised through the issuance of equity securities, will not be dilutive to our existing shareholders. If we raise additional funds through licensing arrangements, it may be necessary to relinquish potentially valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. If any of these events occurs, it could adversely affect our business, financial condition and results of operations.

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

Our success depends significantly on our ability to protect our intellectual property and proprietary technologies used in the Hi Art system. If we fail to obtain patents, are unable to obtain patents with claims of a scope necessary to cover our technology, or our issued patents are determined to be invalid or to not cover our technology, our competitors could use portions of our intellectual property, which could weaken our competitive position. We have an active program to protect our proprietary inventions through the filing of patent applications and taking certain steps to preserve the confidentiality of our confidential and proprietary information. There can be no assurance, however, that:

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

The medical device industry has been characterized by frequent intellectual property litigation. In particular, the field of radiation therapy for cancer is well-established and crowded with the intellectual property of competitors and others. A number of companies in our market, as well as universities and research institutions, have intellectual property, including patents and patent applications as well as trade secrets, that relate to the use of radiation therapy to treat cancer. We have not conducted an extensive search of patents pending or issued to third parties, and no assurance can be given that third party patents containing claims covering the Hi Art system, technology or methods do not exist, have not been filed or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas or fields, our competitors or other third parties may assert that the Hi Art system and the methods we employ in the use of our product are covered by United States or foreign patents held by them. As the number of competitors in the market for less invasive cancer treatment alternatives grows, and as the number of patents issued in this area grows, the possibility of patent infringement claims against us increases. Any such claim or litigation, regardless of merit, could cause us to incur substantial expenses and delay or materially disrupt the conduct of our business. We could also be required to pay a substantial damage award, develop non-infringing technology, enter into royalty-bearing licensing agreements, if such licenses are available on terms reasonable to us or at all, or stop selling our products. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

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

To be able to market and sell the Hi Art system in a specific country, we or our distributors must comply with the regulations of that country. While the regulations of some countries do not impose barriers to marketing and selling the Hi Art system or only require notification, others require that we or our distributors obtain the approval of a specified regulatory body. These regulations, including the requirements for approvals, and the time required for regulatory review vary from country to country. The governmental agencies regulating medical devices in some countries, for example, require that the user interface on medical device software be in the local language. We currently provide user guides, manuals and on-line screens in the local language but only provide an English language version of the user interface. Obtaining regulatory approvals is expensive and time-consuming, and we cannot be certain that we or our distributors will receive regulatory approvals in each country in which we plan to market the Hi Art system. If we modify the Hi Art system, we or our distributors may need to apply for additional regulatory approvals before we are permitted to sell it. We may not continue to meet the quality and safety standards required to maintain the authorizations that we or our distributors have received. If we or our distributors are unable to maintain our authorizations in a particular country, we will no longer be able to sell the Hi Art system in that country, and our ability to generate revenue will be materially adversely affected.

We must manufacture the Hi Art system in accordance with federal and state regulations and we could be forced to recall our installed systems or terminate production if we fail to comply with these regulations.

We are required to comply with the FDA’s Quality System Regulation, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of the Hi Art system. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality requirements. The FDA enforces the Quality System Regulation through periodic inspections. The Hi Art system is also subject to similar state regulations and various worldwide laws and regulations. If in the future we fail a Quality System Regulation inspection, our operations could be disrupted and our manufacturing operations delayed. Failure to take adequate corrective action in response to a Quality System Regulation inspection could force a shutdown of our manufacturing operations and a recall of the Hi Art system. If any of these events occurs, our reputation could be harmed, and we could lose customers and suffer reduced revenue and increased costs.

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

Prior to our initial public offering in May of 2007, there was no public market for shares of our common stock. An active public trading market may not be sustained. The market price of our common stock will continue to be affected by a number of factors, including:

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

Our amended and restated articles of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our shareholders might consider favorable. These provisions include the following:

•	our board of directors is authorized to issue preferred stock in series, with the designation, powers, preferences and rights of each series to be fixed by our board of directors;

•	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;

•	a requirement that special meetings of shareholders be called only by a majority of our board of directors or our Chief Executive Officer upon demand of the holders of record of stock representing ten percent or as otherwise required by law;

•	advance notice requirements for shareholder proposals and nominations; and

•	our bylaws may be amended by approval of either our shareholders or our board of directors, except where: (i) our articles of incorporation or the Wisconsin Business Corporation Law reserve the power exclusively to the shareholders, or (ii) the shareholders, in adopting, amending or repealing a particular bylaw, provide within the bylaws that the board of directors may not amend, repeal or readopt such bylaw.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located in Madison, Wisconsin, where we lease three buildings:

•	an office building totaling approximately 61,000 square feet under a lease expiring 2014;

•	a manufacturing facility totaling approximately 64,000 square feet under a lease expiring 2018; and

•	a portion of an office building totaling approximately 46,000 square feet under a lease expiring 2014.

In addition, we lease office space totaling approximately 5,000 square feet in Brussels, Belgium under a lease expiring in 2014. We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available on commercially reasonable terms to meet our future needs.

Item 3.	Legal Proceedings

We are subject to various claims and legal proceedings arising in the ordinary course of our business. We believe that the ultimate resolution of these matters, whether individually or in the aggregate, will not have a material adverse effect on our business, prospects, financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matter during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Stock Information

Our common stock was traded on the Nasdaq Global Market under the symbol “TTPY.” Effective January 1, 2008, we changed our symbol to “TOMO,” which is still traded on the Nasdaq Global Market. The high and low sale prices for each of the quarter-ends since we became a publicly-traded company are as follows:

Year Ended December 31, 2007	High	Low

First Quarter	N/A	N/A
Second Quarter (beginning May 9, 2007)	$24.73	$19.51
Third Quarter	$27.58	$21.61
Fourth Quarter	$24.24	$15.85

We have never paid cash dividends on our common stock. Our Board of Directors intends to use any future earnings to support operations and reinvest in the growth and development of our operations. There are no current plans to pay out cash dividends to common shareholders in the foreseeable future.

As of March 3, 2008, there were 217 registered shareholders of record of our common stock.

Stock Performance Graph

The graph set forth below compares the cumulative total shareholder return on our common stock between May 9, 2007 (our initial trading date) and December 31, 2007, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the S&P Health Care Index, over the same period. This graph assumes the investment of $100.00 on May 9, 2007 in our common stock, the Nasdaq Composite Index and the S&P Health Care Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on May 9, 2007 was the closing sales price of $22.67 per share.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF 7 MONTH CUMULATIVE TOTAL RETURN*
Among TomoTherapy Incorporated, The NASDAQ Composite Index and
The S&P Health Care Index

*	$100 invested on May 9, 2007 in stock or in index — including reinvestment of dividends.

Use of Proceeds from Public Offering of Common Stock

Our initial public offering of 13,504,933 shares of our common stock, par value $0.01 was effected through a Registration Statement on Form S-1 (Reg. No. 333-140600) which was declared effective by the SEC on May 8, 2007. We issued 10,602,960 shares on May 9, 2007 for gross proceeds to the Company of $201.5 million. We paid the underwriters a commission of $14.1 million and incurred additional offering expenses of approximately $2.7 million. After deducting the underwriters’ commission and the offering expenses, we received net proceeds of approximately $184.7 million. The managing underwriter of our IPO was Merrill Lynch & Co. In addition, 2,901,973 shares were sold by selling shareholders, 1,761,513 of which were purchased by the underwriters’ exercise of their overallotment option.

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

Sales of Unregistered Securities.

(a) From January 1, 2005 through the date of this report on Form 10-K, we sold the following securities that were not registered under the Securities Act. The following share numbers give effect to a 4-for-1 split of our common stock and preferred stock that was effected on June 30, 2005 and a 1.36-for-1 split of our common stock and preferred stock that was effected on May 8, 2007.

1. On July 13, 2005, we issued an aggregate of 3,454 shares of Series D preferred stock to three investors pursuant to the exercise of warrants. The exercise price was $1.84 per share and the aggregate consideration received by us was $6,340.

2. During September 2005, we issued an aggregate of 27,493 shares of Series D preferred stock to four investors pursuant to the exercise of a warrant. The exercise price was $1.84 per share and the aggregate consideration received by us was $50,540.

3. On December 29, 2005, we issued an aggregate of 2,356,435 shares of Series E preferred stock at a price per share of $5.94 and the aggregate consideration received by us was $14,000,000.

4. On January 24, 2007, we issued 307,088 shares of Series A preferred stock to a single investor upon the exercise of our Series A warrants. The exercise price was $0.82 per share and the aggregate consideration received by us was $249,983.

5. During February 2007, we issued an aggregate of 87,366 shares of Series D preferred stock to six investors, including two employees, upon the exercise of our Series D warrants. The exercise price was $1.84 per share and the aggregate consideration received by us was $160,600.

6. During March 2007, we issued an aggregate of 61,162 shares of Series D preferred stock to three investors upon the exercise of our Series D warrants. The exercise price was $1.84 per share and the aggregate consideration received by us was $112,430.

7. From April 2007 through June 2007, we issued an aggregate of 226,277 shares of common stock to 21 of our employees, directors and consultants upon the exercise of stock options and stock awards. The average exercise price was $0.58 per share and the aggregate consideration received by us was $131,187.

8. From April 2007 through June 2007, we issued an aggregate of 2,817 shares of common stock to two of our employees, directors and existing shareholders upon the exercise of our Series D warrants. The exercise price was $1.84 per share and the aggregate consideration received by us was $5,179.

We believe that the offer and sale of the above-referenced securities were exempt from registration under the Securities Act by virtue of Section 4(2) and/or Rule 506 under Regulation D promulgated thereunder as transactions not involving any public offering. All of the purchasers of unregistered securities for which we relied on Section 4(2) and/or Regulation D represented that they were accredited investors as defined under the Securities Act. We claimed such exemption on the basis that (a) the purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about the registrant or had access, through employment or other relationships, to such information, (b) appropriate legends were affixed to the warrants and/or stock certificates issued in such transactions, and (c) that offers and sales of these securities were made without general solicitation or advertising.

(b) From January 1, 2005 to December 31, 2007, we granted to our directors, employees and consultants options to purchase an aggregate of 6,908,410 shares of common stock at exercise prices ranging from $2.82 to $27.20 per share. As of December 31, 2007, we had issued a total of 1,071,995 shares of common stock upon the exercise of such options.

We believe that the offer and sale of the above-referenced securities were exempt from registration under the Securities Act because they were made in reliance upon the exemption from registration provided under Section 3(b) of the Securities Act and Rule 701 promulgated thereunder as securities issued pursuant to written compensatory plans or arrangements.

Securities Authorized for Issuance Under Equity Compensation Plans

Refer to Item 12. Equity Compensation Plan Information, for information on the Company’s equity compensation plans.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere herein. The consolidated statements of operations data for the years ended December 31, 2007, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007 and 2006 are derived from our audited consolidated financial statements included elsewhere herein, which have been prepared in accordance with generally accepted accounting principles in the United States. The consolidated statements of operations for the years ended December 31, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003 have been derived from our audited consolidated financial statements which are not included in this Form 10-K.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Consolidated statements of operations data:
Revenue	$232,810	$156,102	$75,754	$45,460	$11,778
Cost of revenue	146,137	102,653	50,047	28,078	9,158

Gross profit	86,673	53,449	25,707	17,382	2,620

Operating expenses:
Research and development	34,304	21,397	11,372	6,492	5,530
Selling, general and administrative	42,307	23,119	14,197	7,827	4,856

Total operating expenses	76,611	44,516	25,569	14,319	10,386

Income (loss) from operations	10,062	8,933	138	3,063	(7,766)
Other income (expense), net	6,388	(1,202)	179	(31)	(399)

Income (loss) before income tax and cumulative effect of change in accounting principle	16,450	7,731	317	3,032	(8,165)
Income tax expense (benefit)	5,788	(7,184)	78	151	—

Income (loss) before cumulative effect of change in accounting principle	10,662	14,915	239	2,881	(8,165)
Cumulative effect of change in accounting principle(1)	—	(2,140)	—	—	—

Net income (loss)	10,662	12,775	239	2,881	(8,165)
Accretion of redeemable convertible preferred stock(2)	(237,582)	(46,253)	(68,075)	(41,960)	(11,421)

Net loss attributable to common shareholders	$(226,920)	$(33,478)	$(67,836)	$(39,079)	$(19,586)

Basic and diluted net loss per share attributable to common shareholders	$(6.35)	$(3.78)	$(8.48)	$(5.40)	$(2.89)

Weighted average common shares used in computing basic and diluted net loss per share attributable to common shareholders	35,731	8,856	7,996	7,234	6,766

Pro forma basic net income per share(3)	$0.24	$0.36	—	—	—

Pro forma diluted net income per share(3)	$0.21	$0.32	—	—	—

Pro forma weighted average number of shares used in computing basic net income per share(3)	45,028	35,366	—	—	—
Pro forma weighted average number of shares used in computing diluted net income per share(3)	49,919	40,130	—	—	—

(1)	Represents impact of the adoption of Staff Position 150-5, Issuer’s Accounting under Financial Accounting Standards Board (FASB) Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable (“FSP 150-5”). Pursuant to FSP 150-5, we were required to classify our outstanding warrants to purchase preferred stock as a liability on our balance sheet and record adjustments to their fair value in our statements of operations at the end of each reporting period. For the year ended December 31, 2006, the impact of the change in accounting principle was to decrease net income by $3.1 million, consisting of a $2.2 million cumulative effect adjustment for the change in accounting principle as of January 1, 2006, when the Company adopted FSP 150-5, and $0.9 million of expense that was recorded in other income (expense), net to reflect the increase in fair value between January 1, 2006 and December 31, 2006. The warrants were subject to revaluation at each balance sheet date and any change in fair value was recognized as a component of other income (expense), net, until the completion of the Company’s initial public offering when the preferred warrants converted to common stock warrants.

(2)	Accretion of redeemable convertible preferred stock represents the impact attributable to the increase in the fair market value of such shares prior to their conversion into common stock upon the closing of our initial public offering. The holders of Series A, B, C and D preferred stock had the option to put their stock back to us at the greater of (i) the original purchase price plus accrued dividends, or (ii) the fair market value of the stock. The holders of Series E preferred stock had the option to put their stock back to us at the original purchase price plus accrued dividends. The put option and the related accretion of the preferred stock terminated upon the completion of our initial public offering when the preferred stock converted to common stock.

(3)	Pro forma net income per share gives effect to the conversion upon the closing of our initial public offering of all of our issued and outstanding shares of preferred stock on a one-for-one basis into shares of common stock. See Note B to our consolidated financial statements for an explanation of the number of shares used in computing per share data.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated balance sheet data:
Cash and cash equivalents	$191,780	$20,137	$30,396	$1,950	$7,524
Accounts receivable	44,596	19,050	14,235	5,036	1,771
Inventories	53,171	40,026	28,283	15,740	8,179
Working capital (deficit)	211,449	7,446	7,792	(4,187)	(10,973)
Total assets	327,165	109,314	82,303	29,069	20,796
Deferred revenue and customer deposits	35,826	43,307	49,281	16,133	21,566
Redeemable convertible preferred stock	—	212,663	166,402	84,234	35,597
Total shareholders’ equity (deficit)	238,694	(184,117)	(151,406)	(83,720)	(44,704)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our consolidated financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this filing, including those set forth under “Risk Factors.”

Overview

We have developed, market and sell the Hi Art system, an advanced and versatile radiation therapy system for the treatment of a wide variety of cancers. The Hi Art system combines integrated CT imaging with radiation therapy to deliver radiation treatment with speed and precision while reducing radiation exposure to surrounding healthy tissue, which we believe can lead to improved patient outcomes.

We obtained 510(k) clearance from the FDA to market the Hi Art system in January 2002. We installed the first Hi Art system and the first patient was treated in 2003. Since receiving the initial clearance to market the Hi Art system in the United States, we quickly expanded our regulatory clearances to include Canada (2003), Japan (2004) and the European Union (2005). We continue to receive additional regulatory clearances in countries as we expand our international presence.

To facilitate our international growth, in April 2006, we opened a European office in Brussels, Belgium, which includes sales, service and call center operations. In July 2006, we moved our manufacturing operations into a 64,000 square foot facility in Madison, Wisconsin to expand our production capacity. In May 2007, we added another leased facility for general office purposes as we continue to expand our business.

We market the Hi Art system to hospitals and cancer treatment centers in North America, Europe and Asia-Pacific and offer, either directly or through distributors, customer support services in each region. During 2003 and 2004, we focused our sales and marketing efforts primarily in North America. Beginning in 2005, we expanded our sales and marketing efforts to include countries throughout Europe and Asia. The North American, European and Asia-Pacific markets accounted for 56%, 26% and 18%, respectively, of our revenue for the year ended December 31, 2007. As of December 31, 2007, we had a total of 63 employees and 19 distributor or agent organizations in our worldwide sales and marketing group.

Since commercial introduction of the Hi Art system in 2003, we have experienced rapid revenue growth and have invested significantly in our manufacturing and service and support infrastructure. Our revenue was $232.8 million in 2007, $156.1 million in 2006 and $75.8 million in 2005. We had net income of $10.7 million in 2007, $12.8 million in 2006 and $0.2 million in 2005. As of December 31, 2007, we had a backlog of $248 million, the majority of which we expect to deliver in 2008. We define backlog as the total contractual value of all firm orders received for the Hi Art system and optional related products. Such orders must be evidenced by a signed quotation or purchase order from the customer.

Financial Operations

Revenue

The majority of our revenue is generated from sales of the Hi Art system. We negotiate the actual purchase price with each customer and, historically, the purchase price has varied significantly. Also, several sales contracts have been denominated in Euros, which positively impacted our average selling price due to the favorable exchange rates.

We recognize revenue from sales of the Hi Art system when:

•	there is persuasive evidence that an arrangement exists;

•	the title and risk of loss have been transferred to the customer, as evidenced by the customer’s signature on our acceptance test procedure document or upon shipment to a certified distributor;

•	the sales price is fixed or determinable; and

•	collection is reasonably assured.

Our sales price includes a warranty covering replacement components and service for a one-year period. We record a reserve to cost of revenue at the time of revenue recognition for the expected cost of warranty claims based on our historical experience.

The balance of our revenue is generated from post-warranty service contracts, service spare parts and options purchased by our end customers. Our post-warranty service contracts may be purchased with one-year or multiple-year terms, giving our customers the option to contract for the level of equipment support they require. Currently, our most popular service plan is our Total TLC Service Package, or Total TLC, which is a comprehensive care package providing complete system coverage. Under Total TLC, we provide customers with full spare parts coverage, including installation service by a TomoTherapy field service engineer and full planned maintenance. We recognize service contract revenue ratably over the term of the contract. We recognize revenue from spare parts, primarily sold to our distributors, upon shipment. We recognize optional equipment and software revenue upon shipment to the customer. For arrangements with multiple elements, we recognize revenue for each element based on fair value of the element provided when all other criteria for revenue recognition have been met. The fair value for each element provided in multiple element arrangements is determined by referencing historical pricing policies applicable when the element is sold separately. See “Critical Accounting Policies and Estimates — Revenue Recognition.”

Customer concentration.  In the years ended December 31, 2007, 2006 and 2005, no single customer accounted for more than 10% of our revenue in each period.

Geographic breakdown.  The following table sets forth the geographic breakdown of our revenue for the periods indicated:

	Years Ended December 31,
	2007	2006	2005

North America	56%	57%	78%
Europe	26%	22%	7%
Asia-Pacific	18%	21%	15%

Total	100%	100%	100%

Distributor sales.  In certain European and Asian countries, we sell the Hi Art system through distributors who, in turn, sell the system directly to end users. Our standard distributor agreement allows us to assist the distributor with early installations of Hi Art systems within that distributor’s region. Following these early installations, the distributor is obligated to perform all post-shipment services required under the purchase agreement, including installation, testing, training and post-installation warranty service. Distributors do not have a contractual right of return if the sale to an end customer is not completed. We have developed a certification procedure to ensure distributors can fulfill these obligations, which includes an evaluation of the distributor’s financial stability. Upon completion of our certification program, the certified distributor is deemed by us to be qualified to install and service the Hi Art system and our personnel are no longer involved in the installation or acceptance test procedures. During 2007, our Taiwanese distributor achieved certification, while during 2006, our Japanese distributor became the first distributor to achieve certification. Prior to a distributor achieving certification, we recognize revenue upon receipt of the signed acceptance procedure document from the end user. After certification, we recognize revenue upon shipment to the distributor.

Sales agents.  In Europe, we also use sales agents to identify potential end users and assist our sales and marketing personnel with negotiations and closing sales of the Hi Art system to end users. Our standard sales agent agreement provides for payment of sales agents on a commission basis.

Cost of revenue

Cost of revenue consists of material, labor and overhead costs incurred in the manufacture of the Hi Art system. It also includes the cost of shipping the system to the customer site, installation costs, a warranty accrual and a royalty payment to the Wisconsin Alumni Research Foundation (WARF), the licensee. A significant component of cost of revenue is the customer support and service infrastructure required to repair the equipment during the warranty period and thereafter, when covered by a service contract. The cost of replacement parts makes up a significant portion of repair costs.

In future periods, we expect our cost of revenue to decrease as a percentage of total revenue due to improved absorption of manufacturing overhead costs, improved leveraging of our service infrastructure and reduced material costs associated with increased volumes. We also continue to introduce component design changes that should result in lower costs and higher reliability than our current components.

Most of our existing service contracts currently have negative gross profit margins. We recorded a reserve for the estimated losses on these service contracts. We expect to narrow these negative margins and begin to generate positive margins over time by leveraging our fixed service infrastructure costs over a larger installed base, adjusting the price for several of our annual service contracts and providing improved training of our personnel. Finally, we believe that the introduction of several component design changes should improve system performance which should, in turn, reduce our service costs.

Research and development expenses

Research and development expenses consist primarily of salary and benefits for research and development personnel. Research and development also includes expenses associated with product design and development, customer research collaborations and third parties who furnish services related to these activities.

We expect research and development expenses will continue to increase in the next 12 months as we increase the total number of employees performing research and development activities and fund the research agreement with Lawrence Livermore National Laboratory. However, the research and development expenses should begin to decrease as a percentage of total revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses consist of salary and benefits for executive management, sales, marketing and other corporate functions. Also included in these expenses are travel, sales commissions, trade shows and marketing materials and expenses related to accounting, legal, tax and other consulting fees.

We expect selling, general and administrative expenses will continue to increase in the next 12 months, as we add resources to meet the requirements of a public company, increase the total number of employees and incur additional costs related to the overall growth of our business. However, selling, general and administrative expenses should begin to decrease as a percentage of total revenue.

Other income (expense)

Other income is primarily interest income earned on our cash and cash equivalents. Other expense is primarily the expense related to the increase in fair value of the convertible preferred stock warrant liability, banking fees related to standby letters of credit required to support some of our international orders and interest expense on borrowings. This category also includes foreign currency transaction gains and losses. We currently do not hedge this activity.

Income tax expense (benefit)

We are subject to taxes on earnings in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required when evaluating our tax positions and determining our provision for taxes on earnings. As a result, our world wide effective tax rate may fluctuate based on a number of factors including variations in projected taxable income in the numerous geographic locations in which we operate, changes in the valuation of our deferred tax assets, tax positions taken on tax returns filed in the geographic locations in which we operate, introduction of new accounting standards or changes in tax liabilities to address potential tax exposures related to business and income tax positions we have taken that could be challenged by taxing authorities.

We maintain reserves for potential tax liabilities that may arise in the geographic locations in which we operate. The calculation of our tax reserves involves significant judgments in addressing uncertainties in the application of complex tax laws in the numerous geographic locations in which we operate. These reserves are based on our assessment of the likelihood of an unfavorable outcome and may be adjusted from time to time when facts and circumstances change. We maintain these reserves until such time as the matter has been resolved, the statutory period for any adjustment has passed or facts and circumstances change. The ultimate resolution of these potential exposures may be greater or less than the reserves recorded, which could result in an adjustment to our future tax provision. Previously, we had accounted for tax reserves in accordance with SFAS No. 5, Accounting for Contingencies. On January 1, 2007 we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). As required by FIN 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would, more likely than not, sustain the position following an audit or the statutory period for any adjustment has passed in the relevant tax jurisdiction.

Key Factors Affecting our Performance

Our business, financial position and results of operations, as well as the period-to-period comparability of our financial results, are significantly affected by a number of factors, some of which are beyond our control, including the following:

Extended sales cycle and fluctuations.  The Hi Art system has a lengthy sales cycle, with the time from initial customer contact to execution of a purchase order generally lasting up to one year or more. Following execution of a contract, it may take several months for a customer to renovate a facility to house the Hi Art system and between nine and twelve months for new bunker construction. Upon delivery of the Hi Art system, it generally takes three to four weeks to complete the installation and testing of the system, including the completion of acceptance test procedures with the customer. With the exception of our Japanese and Taiwanese distributors, we recognize revenue from the sale of the Hi Art system upon receipt of a signed acceptance test procedure document from the customer. We recognize sales of the Hi Art system upon shipment to our Japanese and Taiwanese distributors pursuant to our distributor certification program. Due to the high unit price of the Hi Art system and the relatively small number of units installed each quarter, each installation represents a significant component of our revenue for a particular period. Therefore, if a small number of customers defer installation of the Hi Art system for even a short time, recognition of a significant amount of revenue may be deferred to a subsequent period. As a result of these factors, our revenue could fluctuate significantly from period to period and may not represent an accurate measure of the overall performance of our business. We believe that our quarterly results of operations should be viewed in light of our backlog of orders, which provides a better measure at any particular point in time of the long-term performance prospects of our business.

Customer mix and gross margins.  Our mix of customers impacts our average selling prices and our gross margins:

•	Sales outside of North America accounted for 44%, 43% and 22% of our revenue in 2007, 2006 and 2005, respectively. Increased sales of the Hi Art system outside of North America have tended to impact our gross margins favorably due to higher average selling prices in these markets. We intend to continue to expand our international selling efforts although we cannot be certain that favorable pricing trends will continue.

•	The majority of our sales to date have been to university research centers, hospitals and cancer treatment centers that are early adopters of new technologies and that tend to replace equipment regularly in order to upgrade their treatment capabilities. Our sales strategy includes increasing sales to community hospitals and smaller treatment centers, which have traditionally been slower in their adoption of new technologies primarily due to cost-based purchasing decisions. Our efforts to penetrate this market may require us to lower the price of the Hi Art system. Similarly, we may be required to lower the price of the Hi Art system in order to sell to national chains or large volume purchasers.

•	Our ability to demonstrate the clinical benefits of the Hi Art system compared to competing systems is likely to be a factor in our ability to maintain the selling price of the Hi Art system. We may need to demonstrate increased clinical benefits and offer additional features in order to compete favorably with our competitors in the medium to long term.

Component supply and cost.  Our cost of revenue has been impacted by higher component costs and higher replacement rates than we originally anticipated, resulting in increased warranty expense and negative profit margins on many service contracts. We believe that these higher component costs and failure rates resulted both from smaller initial production volumes and from our reliance on sole-source suppliers for a number of key components. We are investing in developing alternate components and in implementing enhancements to increase the performance of components currently used in the Hi Art system. We are also seeking to identify lower priced components of comparable and improved performance and quality, as well as making engineering improvements to the Hi Art system in order to reduce costs. We believe that achieving these goals should result in reduced costs in the long term.

Operating expenses.  We have significantly expanded our total number of employees over the last three years due primarily to expansion of our research and development, service and support and sales and marketing capabilities. As of December 31, 2007, 2006 and 2005 we had 665, 492 and 327 employees, respectively. Our operating expenses are relatively fixed, consisting primarily of salaries, benefits and related overhead. Accordingly, we cannot generally make significant adjustments in response to short-term fluctuations in quarterly revenue. We also expect that our operating expenses will increase in absolute terms, but decrease as a percentage of our total revenue as we leverage our existing infrastructure.

Results of Operations

The following table sets forth our statements of operations as a percentage of revenue for the periods indicated:

	Years Ended December 31,
	2007	2006	2005

Revenue	100.0%	100.0%	100.0%
Cost of revenue	62.8	65.8	66.1

Gross profit	37.2	34.2	33.9
Operating expenses:
Research and development	14.7	13.7	15.0
Selling, general and administrative	18.2	14.8	18.7

Total operating expenses	32.9	28.5	33.7

Income from operations	4.3	5.7	0.2
Other income (expense), net	2.8	(0.7)	0.2

Income before income tax and cumulative effect of change in accounting principle	7.1	5.0	0.4
Income tax expense (benefit)	2.5	(4.6)	0.1

Income before cumulative effect of change in accounting principle	4.6%	9.6%	0.3%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue

Revenue increased to $232.8 million for the year ended December 31, 2007 from $156.1 million for the year ended December 31, 2006, an increase of $76.7 million or 49%. This increase resulted primarily from an increase in the number of Hi Art systems sold. We received acceptances on 36% more systems during the year ended December 31, 2007, than were received during the year ended December 31, 2006. In addition, the average selling price per system increased by approximately 6% due to favorable exchange rates and from a higher number of international system acceptances.

Service and other revenue increased to $18.9 million for the year ended December 31, 2007 from $8.1 million for the year ended December 31, 2006, as more systems were covered under service contracts. Also contributing to the increase was $4.9 million of revenue recognized on service parts sold to distributors during the year ended December 31, 2007. During the year ended December 31, 2006, there were no service parts sold to distributors.

Cost of revenue

Cost of revenue increased to $146.1 million for the year ended December 31, 2007 from $102.7 million for the year ended December 31, 2006, an increase of $43.4 million or 42%. This increase was attributable to the larger number of systems accepted, growth in the number of systems under service contract, growth in our service infrastructure and additional loss reserve on our existing service contracts. To support this growth, our employee costs increased by approximately $12.0 million due to an increase in the total number of employees engaged in our service operations, which includes logistics, field service, call center operations, installation and site planning, to 270 at December 31, 2007 from 187 at December 31, 2006. We also incurred additional travel and logistics costs of $4.8 million due to a higher number of installed systems and additional service parts depots.

Gross margins were 37.2% and 34.2% for the years ended December 31, 2007 and 2006, respectively. The increase in gross margins was due to increased system acceptances coupled with higher average selling prices on accepted systems which resulted in improved absorption of fixed manufacturing and service costs. Gross margins have also been positively affected by service parts and other revenue sold into our installed base.

Research and development expenses

Research and development expenses increased to $34.3 million for the year ended December 31, 2007 from $21.4 million for the year ended December 31, 2006, an increase of $12.9 million or 60%. The increase was primarily attributable to $5.5 million in additional employee costs due to an increase in the number of employees engaged in research and development activities to 178 at December 31, 2007 from 139 at December 31, 2006, as we work on future product initiatives. We also incurred an additional $6.6 million in external consulting expenses and licensing agreements for research and development on projects for both new products and additional product enhancements, including $4.0 million for our proton therapy research project with Lawrence Livermore National Laboratory. As a percentage of revenue, total research and development expenses were 14.7% and 13.7% for the years ended December 31, 2007 and 2006, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $42.3 million for the year ended December 31, 2007 from $23.1 million for the year ended December 31, 2006, an increase of $19.2 million or 83%. The increase was primarily due to an increase of $9.3 million in employee costs as the total number of employees engaged in selling, general and administrative activities increased to 150 at December 31, 2007 from 111 at December 31, 2006, due to the expansion of our business. In addition, we incurred a $2.7 million increase in sales commissions as a result of the increased volume and higher commission rates. Further, we incurred $2.8 million in costs for outside services, including consulting, legal, secondary offering costs, tax and audit fees due to the increased complexity of our business. In conjunction with our IPO, director fees and D&O insurance increased by approximately $0.6 million. We also incurred a $1.9 million increase in travel expenses, trade shows and meetings due to the growth of our business and geographical spread of our operations. As a percentage of revenue, selling, general and administrative expenses were 18.2% and 14.8% for the years ended December 31, 2007 and 2006, respectively.

Stock-Based Compensation

As of January 1, 2006, we adopted SFAS No. 123(R), which requires us to expense the fair value of employee stock options. We adopted the fair value recognition provisions of SFAS 123(R) using the prospective method. We recorded stock compensation expense under SFAS No. 123(R) of $3.3 million for the year ended December 31, 2007 and $0.2 million for the year ended December 31, 2006. As of December 31, 2007, $9.7 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.92 years.

Other income (expense)

We had other income of $6.4 million for the year ended December 31, 2007 and other expense of $1.2 million for the year ended December 31, 2006, a change of $7.6 million. The primary reason for this change was additional interest income of $4.8 million due to our substantially larger cash balances. We also benefited from $0.7 million in foreign currency transaction gains (net of foreign currency transaction losses) for the year ended December 31, 2007 compared to $1.5 million of foreign currency transaction losses (net of foreign currency transaction gains) for the year ended December 31, 2006. We currently do not hedge this activity. For the year ended December 31, 2007, we incurred $0.1 million of expense related to the increase in value of our preferred stock warrants compared to $0.9 million for the year ended December 31, 2006. Upon the closing of our IPO, the warrants were no longer subject to revaluation as the preferred stock warrants were converted to common stock warrants.

Income tax expense (benefit)

Income tax expense changed to a provision of $5.8 million for the year ended December 31, 2007 from a $7.2 million benefit for the year ended December 31, 2006, a change of $13.0 million. The primary change was a reduction of the deferred tax valuation allowance in 2006. In 2007, our effective tax rate was 35.2%.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue

Revenue increased to $156.1 million for the year ended December 31, 2006 from $75.8 million for the year ended December 31, 2005, an increase of $80.3 million or 106.1%. This increase resulted primarily from an increase in the number of Hi Art systems sold. We received acceptances on 89% more systems during the year ended December 31, 2006, than were received during the year ended December 31, 2005. In addition, the average selling price per system increased by approximately 5% due primarily to our international expansion. During the year ended December 31, 2006, 57% of our revenue was generated in North America compared to 78% during the year ended December 31, 2005, as we expanded our presence in international markets.

Service revenue increased to $6.7 million for the year ended December 31, 2006 from $1.8 million for the year ended December 31, 2005, as more systems reached the end of their warranty period and customers elected to enter into service contracts with us.

Cost of revenue

Cost of revenue increased to $102.7 million for the year ended December 31, 2006 from $50.0 million for the year ended December 31, 2005, an increase of $52.7 million or 105.1%. This increase was attributable to the number of systems accepted and the growth in our service infrastructure. Gross margins were 34.2% and 33.9% for the years ended December 31, 2006 and 2005, respectively. The increase in gross margins was due to our higher sales volume which resulted in improved absorption of manufacturing overhead costs. This increase was partially offset by higher service costs due to our continued investment in building service infrastructure and negative margins on service contract revenue.

Research and development expenses

Research and development expenses increased to $21.4 million for the year ended December 31, 2006 from $11.4 million for the year ended December 31, 2005, an increase of $10.0 million or 88.2%. The increase was primarily attributable to $6.1 million in additional employee costs due to an increase in the total number of employees engaged in research and development activities to 139 at December 31, 2006 from 90 at December 31, 2005, as we accelerated the work on future product initiatives. We also incurred an additional $3.0 million in external consulting expenses for development projects in 2006. As a percentage of revenue, total research and development expenses were 13.7% and 15.0% for the years ended December 31, 2006 and 2005, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $23.1 million for the year ended December 31, 2006 from $14.2 million for the year ended December 31, 2005, an increase of $8.9 million or 62.8%. The increase was primarily due to an increase of $4.4 million in employee costs as the total number of employees engaged in selling, general and administrative activities increased to 111 at December 31, 2006 from 74 at December 31, 2005, due to the expansion of our business. In addition, we incurred a $1.5 million increase in commissions as a result of the increased sales and slightly higher commission rates, and an additional $1.2 million expense for accounting, tax and legal services. We also incurred a $0.7 million increase in travel-related expenses due to the increase in size and geographical spread of our operations. As a percentage of revenue, selling, general and administrative expenses were 14.8% and 18.7% for the years ended December 31, 2006 and 2005, respectively.

Stock-Based Compensation

The determination of the fair value of our common stock prior to our initial public offering was assessed primarily by considering recent third-party transactions in our common stock and the issuance price of our preferred stock in sales to third parties. We engaged a valuation firm when no such recent stock activity occurred. We discuss in detail the factors affecting our determination of the deemed fair value of the underlying common stock below in “Critical Accounting Policies and Estimates — Stock-Based Compensation.” As of January 1, 2006, we adopted SFAS No. 123(R), which required us to expense the fair value of employee stock options. We adopted the fair value recognition provisions of SFAS No. 123(R) using the prospective method. For the year ended December 31, 2006, we recorded $0.2 million of stock compensation expense related to the adoption of SFAS No. 123(R).

Other income (expense)

We had other expense of $1.2 million for the year ended December 31, 2006 and other income of $0.2 million for the year ended December 31, 2005, a change of $1.4 million. The primary reason for this change was an expense of $0.9 million for the increase in fair value of the convertible preferred stock warrants. We also incurred foreign currency transaction losses on customer deposits made on sales contracts denominated in Euros, which was largely offset by higher revenue on those orders. We did not hedge these foreign currency contracts.

Income tax expense (benefit)

Income tax expense changed to a $7.2 million benefit for the year ended December 31, 2006 from a provision of $0.1 million for the year ended December 31, 2005, a change of $7.3 million. This change resulted from the reversal of a portion of our deferred tax asset valuation allowance. As of December 31, 2006, we had federal and state net operating loss carryforwards of $15.6 million and $19.1 million, respectively. These federal and state net operating loss carryforwards were available to offset future taxable income, if any, and will begin to expire in varying amounts beginning in 2022 and 2016 for federal and state purposes, respectively. While we had income in 2005, based on the objective evidence and history of losses, we maintained a full valuation allowance on our net deferred tax assets as we concluded that it was more likely than not that such benefits would not be realized. As of December 31, 2006, based on our analysis of all positive and negative factors, including the fact that we had realized net income during three successive fiscal years, we determined that approximately $10.5 million of the deferred tax assets were more likely than not to be realized. This assessment was based on a determination that we would utilize our net operating loss carryforwards in approximately two years based on our taxable income level at that time. Offsetting this tax benefit was a $1.9 million reduction in deferred tax assets related to an excess tax benefit stock option deduction. This tax benefit was accounted for directly in equity as additional paid in capital as the stock option-related deduction reduced taxes payable.

For the year ended December 31, 2006, we completed a similar analysis and found considerably more positive evidence: (1) the number of systems sold had substantially increased, (2) our profit margins increased, (3) we experienced three years of cumulative profit and (4) we experienced significant growth in taxable income as compared to the prior year. In addition, we had more visibility into our 2007 projected performance due to the number of orders we received in 2006 and the final backlog numbers. As a result of these developments, we determined that the majority of the valuation allowance could be released.

The weight given to the potential effect of negative and positive evidence was commensurate with our ability to objectively verify it. For the years ended December 31, 2005 and 2004, we had a significant three-year cumulative loss. Although we had net income in each of those years, we were only marginally profitable. These factors were given greater weighting since they could be measured objectively. Conversely, there was not enough positive evidence to conclude that the valuation allowance could be reduced at that time.

Quarterly Results of Operations

The table below sets forth selected unaudited consolidated statements of operations data for each of the eight consecutive quarters in the period ended December 31, 2007. In management’s opinion, these unaudited consolidated statements of operations have been prepared on the same basis as our audited consolidated financial statements contained elsewhere in this filing and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial information. This information should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere herein.

	Three Months Ended,
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2006	2006	2006	2006	2007	2007	2007	2007
	(In thousands)

Revenue	$27,462	$31,869	$37,173	$59,598	$51,163	$43,715	$59,221	$78,711
Cost of revenue	19,320	22,880	23,651	36,802	29,352	29,191	37,151	50,443

Gross profit	8,142	8,989	13,522	22,796	21,811	14,524	22,070	28,268
Gross profit margin	29.6%	28.2%	36.4%	38.2%	42.6%	33.2%	37.3%	35.9%
Total operating expenses	7,441	9,396	12,069	15,610	15,780	16,785	20,750	23,296

Income (loss) from operations	$701	$(407)	$1,453	$7,186	$6,031	$(2,261)	$1,320	$4,972

Backlog (in millions)	$104	$139	$146	$164	$162	$207	$228	$248
Quarterly revenue as a percentage of annual revenue	17.6%	20.4%	23.8%	38.2%	22.0%	18.8%	25.4%	33.8%
Quarterly gross profit as a percentage of annual gross profit	15.2%	16.8%	25.3%	42.7%	25.2%	16.8%	25.5%	32.5%

Our quarterly revenue and results of operations have varied significantly in the past and can be expected to vary in the future due to numerous factors. Many of our operating expenses are relatively fixed and we expect them to increase over time as we continue to make the investments necessary for future growth, yet our quarterly revenue depends on the timing of the installation and receipt of the customers’ acceptance of the Hi Art system in their facilities. Therefore, our operating results have fluctuated from quarter to quarter and we have incurred quarterly losses even during years when we reported profits on an annual basis. Many of these factors are discussed in “Key Factors Affecting our Performance.”

We believe that our backlog levels provide a better measure at any particular point in time of the long-term performance prospects of our business. A significant portion of our revenue each quarter is derived from our backlog. The level of backlog will fluctuate based on our customers’ ordering patterns and the timing of the completion of the acceptance test procedures necessary for revenue recognition. However, the majority of our backlog has historically been converted to revenue within twelve months of order placement. Accordingly, our backlog has been a general indicator of the revenue expected to be recognized over the next year, when combined with the new sales contracts entered into early in the year.

As a result of these factors, we believe that quarter-over-quarter comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Liquidity and Capital Resources

To date, we have funded our working capital needs and our capital expenditure requirements using cash from sales of equity securities and from our operations, including customer advance payments, and, to a lesser extent, through grants and borrowings. Since our inception and through December 31, 2007, we have obtained financing of $232 million primarily through public and private placements of equity securities, and the exercise of stock options. At December 31, 2007, we had $191.8 million in cash and cash equivalents, and our working capital, which is calculated by subtracting our current liabilities from our current assets, was $211.4 million.

Cash Flows

Cash flows from operating activities.  Net cash used in operating activities was $9.1 million for the year ended December 31, 2007. This included net income of $10.7 million, $6.5 million of depreciation and amortization, $3.8 million of excess tax benefits from share-based compensation, $3.5 million of deferred income tax expenses and $3.3 million of stock-based compensation. Accounts receivable increased by $25.5 million due to a larger number of system shipments and acceptances and the timing of these billing events. Inventory increased by $13.1 million due to inventory purchased to meet increased sales demand as well as an increase in our world-wide service inventory depots. Also contributing to the increase in inventory were additional systems in process. Deferred revenue decreased by $4.7 million as there were fewer delivered systems awaiting acceptance at December 31, 2007 compared to December 31, 2006. Customer deposits decreased by $2.8 million as advanced payments were generally smaller in 2007 as compared to 2006, which was partially offset by more orders in backlog. Accrued expenses increased by $10.2 million due to higher employee related accruals. Accounts payable increased by $3.7 million due to the timing of payments, increased purchases of inventory and the overall growth of our business. Accrued warranty increased by $2.7 million due to a higher number of units under warranty at the end of 2007 compared to the end of 2006.

Net cash provided by operating activities was $3.9 million for the year ended December 31, 2006. This included net income of $12.8 million, $7.8 million of deferred income tax benefits, a non-cash charge of $3.1 million representing the change in carrying value of convertible preferred stock warrants and $3.1 million of depreciation and amortization. Deferred revenue increased by $9.1 million due to more systems delivered to customers that had not received customer acceptance notification at December 31, 2006 compared to December 31, 2005. Customer deposits decreased by $15.1 million due to variations in the timing of receipt of customer advance payments. Inventory increased by $11.7 million as we added more spare part depots around the world in order to better service our installed base of Hi Art systems. Accounts receivable increased by $4.8 million as a result of the higher shipments and acceptances at the end of the year as compared to the prior year. Accounts payable increased by $6.6 million due to the timing of payments, increased purchases of inventory and the overall growth of our business. Accrued expenses increased by $6.4 million due to higher employee related accruals from the prior year. Accrued warranty increased by $2.4 million due to a higher number of units under warranty at the end of 2006 compared to the end of 2005.

Net cash provided by operating activities was $18.4 million for the year ended December 31, 2005. We had $26.6 million in additional customer deposits during the year due to our increasing order volume. Deferred revenue also increased by $6.6 million due to more units awaiting final acceptance at the end of the year. We also experienced an increase of $5.4 million in trade payables and other accruals due to timing of payments and overall growth in the company. These increases were offset by an increase in accounts receivable of $9.2 million due to overall growth and the timing of several shipments and acceptances at the end of the year. We also increased inventory by $12.5 million due to a larger number of units awaiting final acceptance, growth in our production quantities and an increase in our service inventory.

Cash flows from investing activities.  Net cash used by investing activities was $11.8 million for the year ended December 31, 2007. We used net cash of $8.3 million to purchase capital equipment, which included: (1) tools and equipment to support our manufacturing operations, (2) improvements to our leased facilities (3) new computer equipment and (4) new enterprise planning software. We also invested $3.0 million in test systems for internal development, training and testing of manufacturing components.

Net cash used by investing activities was $16.0 million for the year ended December 31, 2006. We used net cash of $11.0 million to purchase capital equipment as we (1) completed the build-out of our new leased manufacturing facility, (2) completed the build-out of our European office in Brussels, Belgium, and (3) implemented our new enterprise resource planning system from SAP. We also invested $4.7 million in test systems for internal development, training and testing of manufacturing components.

Net cash used by investing activities was $4.2 million for the year ended December 31, 2005. The net cash used in investing activities was primarily for the purchase of furniture and equipment related to expanding our office space for hiring new employees in Madison, Wisconsin.

Cash flows from financing activities.  Net cash provided by financing activities was $193.0 million for the year ended December 31, 2007. This included $184.7 million in net proceeds from our initial public offering, $3.8 million excess tax benefits from share-based compensation, $3.2 million in proceeds from the exercise of employee stock options and $0.9 million from the issuance of common stock related to our Employee Stock Purchase Plan.

Net cash provided by financing activities was $1.9 million for the year ended December 31, 2006. We entered into two loans during this period: $0.5 million from the State of Wisconsin Technology Development Fund and $0.4 million from Madison Development Corporation for capital improvements to our new leased manufacturing facility in Madison, Wisconsin. We also received $1.0 million in proceeds from the exercise of employee stock options.

Net cash provided by financing activities was $14.2 million for the year ended December 31, 2005. The net cash provided were proceeds received from the issuance of preferred stock. We sold 1.7 million shares of our Series E preferred stock for $13.9 million in 2005.

Loans and Available Borrowings

We maintain an unsecured $50.0 million line of credit with a bank, which bears interest at the London Interbank Offered Rate plus 1.25% or at the prime rate less 1.25% and is adjusted based on certain financial criteria. The facility expires on November 30, 2008 and is secured by a general business security agreement. The facility requires maintenance of a minimum tangible net worth. We are in compliance with this covenant. There were no outstanding borrowings under the line for any of the periods included in this filing.

On February 13, 2006, we entered into a $0.4 million note payable with Madison Development Corporation. The note payable bears interest at 4.0%, is payable in monthly installments of $4,050 and the remaining unpaid principal is due on March 1, 2011. The note payable is secured by all of our equipment, fixtures, inventory, general intangibles and contract rights. The outstanding principal balance at December 31, 2007 was $0.3 million.

On November 28, 2005, we entered into a $0.5 million note payable agreement with the Wisconsin Department of Commerce and received the principal balance in June 2006 in accordance with the requirements of the agreement. The note payable bears interest at 2.0%, is payable in monthly installments of $8,647 and the remaining unpaid principal is due on March 1, 2013. The outstanding principal balance at December 31, 2007 was $0.5 million.

Contractual Obligations and Commitments

The following table is a summary of our long-term contractual obligations as of December 31, 2007 (in thousands):

	Payment Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Operating lease obligations	$22,759	$2,841	$6,020	$5,933	$7,965
Notes payable	841	114	270	432	25

Total	$23,600	$2,955	$6,290	$6,365	$7,990

The table of contractual obligations and commitments does not include royalty payments payable to WARF under a license agreement dated February 22, 1999. The amount of royalty payments is based on the number of units of the Hi Art system sold and therefore cannot be determined accurately in advance. Our royalty expenses under the license agreement are currently significantly in excess of minimum required payments and were $1.7 million in 2007, $1.3 million in 2006 and $0.7 million in 2005.

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

We believe that our current cash and cash equivalents, along with the cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If our estimates of revenue, expenses, or capital or liquidity requirements change or are inaccurate, or if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or arrange additional debt financing. In the future, we may also seek to sell additional equity or arrange debt financing to give us financial flexibility to pursue attractive acquisition or investment opportunities that may arise. We may also seek to sell additional equity or arrange debt financing to provide us with additional financial flexibility if market opportunities exist.

Off-Balance Sheet Arrangements

As of December 31, 2007, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Quantitative and Qualitative Disclosures about Market Risk

Inflation

Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions. Our significant accounting policies are more fully described in the notes to our consolidated financial statements included elsewhere in this filing. We believe the following are our critical accounting policies including the more significant estimates and assumptions used in preparation of our consolidated financial statements. With respect to our policies on revenue recognition, inventories and warranty costs, our historical experience is based principally on our operations since 2003 when we commenced selling the Hi Art system.

Revenue Recognition

We recognize revenue from system product sales and related services when earned in accordance with Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force Issue (“EITF”)

No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when the following four criteria are met:

•	Persuasive evidence of an arrangement exists. We require evidence of a purchase order with a customer specifying the terms and conditions of the product or services to be delivered, typically in the form of a signed quotation or purchase order from the customer.

•	Title and risk of loss have been transferred to the customer. During the installation phase, each Hi Art system is fully tested to confirm that it functions within operating specifications. Upon completion of the test procedures, the customer signs the acceptance test procedures document, or ATP, acknowledging acceptance of the system. Revenue for the sale of the system is recognized upon receipt of the signed ATP or upon shipment to a certified distributor.

•	The sales price is fixed or determinable. All contract terms are fixed in the signed quotation or purchase order received from the customer. The contracts do not contain rights of cancellation, return, exchanges or refunds.

•	Collection is reasonably assured. Due to the fact that our sales are to hospitals and cancer treatment centers with significant resources, we consider accounts receivable to be fully collectible. In addition, contracts generally require staged payments as follows: 10% to 30% down payment, 60% to 70% due upon shipment and 10% to 20% due upon final acceptance by the customer.

Payments received for products or services prior to shipment or prior to completion of the related services are recorded as customer deposits. Once a system has been shipped, the related deposits are transferred to deferred revenue until the criteria for revenue recognition are satisfied.

We recognize revenue in connection with distributor sales of the Hi Art system based on the distributor’s certification status. Once a distributor is certified by us to provide installation, testing, training and post-installation warranty services to end customers, we recognize revenue upon shipment to that certified distributor as we no longer have any obligations to the distributor or the end customer. Prior to a distributor achieving certification, we recognize revenue upon receipt of the signed acceptance procedure document from the end customer. Our distributors do not have any contractual right to return and we have not accepted any returns to date. As of December 31, 2007, we had only certified our Japanese and Taiwanese distributors.

We frequently enter into sales arrangements with customers that contain multiple elements or deliverables such as hardware and post-warranty maintenance services. Judgments as to the allocation of the proceeds received from an arrangement to the multiple elements, the determination of whether the undelivered elements are essential to the functionality of the delivered elements and the appropriate timing of revenue recognition are critical to ensure compliance with U.S. GAAP. The ability to establish the fair value of those elements could affect the timing of revenue recognition. For arrangements with multiple elements, we recognize revenue for each element based on the fair value of the element provided when all other criteria for revenue recognition have been met. The fair value for each element provided in multiple element arrangements is typically determined by referencing historical pricing policies when the element is sold separately. Changes in our ability to establish the fair value for each element in multiple element arrangements could affect the timing of revenue recognition.

Revenue allocated to maintenance and support on the Hi Art system is recognized ratably over the term of the service agreement, which generally ranges from twelve to thirty-six months.

In 2006, we began selling an optional software package separately from the Hi Art system. The selling price, cost and functionality of this software is incidental to the operation of the Hi Art system itself. We recognize revenue for this software in accordance with SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Agreements. We recognize license revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivable is reasonably assured and delivery of the product has occurred, provided that all other criteria for revenue recognition under SOP No. 97-2 have been met. Revenue earned on software arrangements involving multiple elements are allocated to each element based on vendor specific objective evidence of fair value, which is based on the price charged when the same element is sold separately. In instances when evidence of fair value of all undelivered elements exists, but evidence does not exist for one or more delivered elements and the fair value of all the undelivered elements is less than the arrangement fee, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

Inventories

Inventories are valued at the lower of cost or market, determined by the FIFO method. We regularly review our inventory quantities on hand and record a provision for excess or obsolete inventory primarily based on our estimated forecast of product demand and existing product configurations. Our inventories are subject to rapid technological change. As changes to the Hi Art system are released, a determination must be made to identify any parts that are no longer useful. If a part is determined to be obsolete, a reserve is recorded for the value of the inventory on hand. We also forecast usage and compare this with the quantity of parts on hand. If it is determined we have excess inventory, a reserve is established for the excess.

Warranty Obligations

We warrant the Hi Art system for a period of twelve months following customer acceptance. We record a current liability for the expected cost of warranty obligations in cost of revenue at the time when each sale is recognized. The accrued warranty costs represent the best estimate of the total costs that we will incur to repair or replace parts that fail while the system is under warranty. An analysis is completed on a regular basis to update the historical trend data and to determine if the accrued balance is sufficient to meet our outstanding warranty obligations. The amount of our estimated warranty liability currently is approximately 6% of the sales value of the Hi Art system and may be adjusted as the costs incurred increase or decrease in the future.

Income Taxes

We utilize the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Accordingly, we are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Due to the evolving nature and complexity of tax laws combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates. As of December 31, 2007, we had federal and state net operating loss carryforwards of $1.2 million and $19.2 respectively. As of December 31, 2006, we had federal and state net operating loss carryforwards of $15.6 million and $19.1 million, respectively. These federal and state net operating loss carryforwards are available to offset against future taxable income, if any, and will begin to expire in varying amounts beginning in 2023 and 2014 for federal and state purposes, respectively. Utilization of the net operating loss carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of the net operating loss carryforwards before utilization.

The valuation allowance was determined in accordance with SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. During 2005, we fully reserved all net deferred tax assets, which were predominantly net operating loss and tax credit carryforwards. During 2006, however, it was determined the deferred tax assets were more likely than not realizable based upon our history and future projections of earnings. We reversed $10.5 million of the deferred tax asset valuation allowance during the year ended December 31, 2006. As of December 31, 2007, a valuation allowance of $1.5 million is being maintained on state net operating loss carryforwards and state tax credit carryforwards, as the company believes realization of these carryforwards is uncertain.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. Previously, we had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN 48, which clarifies FASB No. 109, Accounting for Income Taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. The unrecognized tax benefits relate primarily to federal and state research tax credits.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS 123(R), Share-Based Payment, which is a revision of SFAS Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS 123(R) requires all share-based payments to employees, including grants of employee, director and non-employee stock options, to be recognized in our income statement based on their fair values. Pro forma disclosure is no longer an alternative.

As permitted by SFAS 123, we historically accounted for share-based payments to employees using the intrinsic value method and for disclosure purposes the minimum value method. We adopted SFAS 123(R) using the prospective transition method. Under the prospective method, only new awards (or awards modified, repurchased, or cancelled after the effective date) are accounted for under the provisions of SFAS 123(R).

We selected the Black-Scholes pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model will be affected by assumptions regarding a number of complex and subjective variables. These variables include our expected stock volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, forfeitures and expected dividends.

The expected term represents the weighted-average period that our stock options are expected to be outstanding. The expected term is based on a simplified or “plain vanilla” approach as we do not feel our historical experience is reasonable or supportable. In order to qualify for the simplified approach, SAB 107 and SAB 110 provide five criteria the stock option must meet. Our stock options meet those criteria and therefore, we used this approach for all stock options granted in 2007. As we have been operating as a public company for 8 months, we are unable to use our actual price volatility data. Therefore, we estimate the volatility of our common stock based on volatility of similar entities over the expected term of our stock options. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The current forfeiture rate was based on our past history of pre-vesting forfeitures.

We had a choice of two attribution methods for allocating compensation costs under SFAS No. 123(R) the “straight-line method,” which allocates expense on a straight-line basis over the requisite service period of the last separately vesting portion of an award, or the “graded vesting attribution method,” which allocates expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. We chose the former method and amortized the fair value of each option on a straight-line basis over the service period.

Based on the variables affecting the valuation of our common stock and the method used for allocating compensation costs, we recognized $3.3 million and $0.2 million in stock-based compensation expense during the years ended December 31, 2007 and 2006, respectively.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, which represent our best estimates and involve inherent uncertainties and the application of management’s judgment.

Estimates of stock-based compensation expenses are significant to our financial statements. However, these expenses, which are based on the Black-Scholes option-pricing model, will not result in the payment of cash by us.

The guidance in SFAS No. 123(R) and Staff Accounting Bulletin No. 107 is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among option valuation models, and this may result in a lack of comparability with other companies that use different models, methods and assumptions. If factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, or if we decide to use a different valuation model, the compensation expense that we record in the future under SFAS No. 123(R) may differ significantly from what we have recorded in the current period and could materially affect our operating loss, net loss and net loss per share.

With respect to each option grant date, we determined the deemed fair value of our common stock. Prior to our initial public offering there was not a public market for our common stock, therefore the determination of fair value was necessarily subjective. In making this determination, we considered a number of factors, including:

•	the issuance price of our series of preferred stock to third parties;

•	recent third-party transactions in our common stock;

•	valuations performed by an independent valuation firm;

•	the liquidation preference and other rights of the preferred stock;

•	our revenue backlog and financial performance;

•	trends in the market for public companies involved in similar lines of business; and

•	the fact that the option grants involved illiquid securities of a private company.

We have reviewed the methodologies used in making these determinations in light of the AICPA’s Practice Aid Valuation of Privately-Held-Company Equity Securities Issued as Compensation, which we refer to as the practice aid. We took into consideration the market and income approaches to valuation as set forth in the practice aid. We believe that the valuation methodologies that we have used are consistent with the practice aid.

In connection with the preparation of our financial statements for the period through our IPO date of May 8, 2007 and for the years ended December 31, 2006 and 2005, we assessed the valuations of our common and preferred stock as of the applicable grant dates primarily by considering recent third-party transactions in our common stock and the issuance price of our preferred stock in sales to third parties. Because all of such transactions were negotiated by the parties on an arms-length basis, we determined that the prices paid in those transactions reflected a reliable determination of the fair value of our securities. When no such recent stock activity occurred, we engaged an independent valuation firm, Virchow Krause Valuation, LLC (Virchow Krause), to perform independent valuations of our common stock.

Valuation Methodologies Employed by Virchow Krause

The valuation methodologies employed by Virchow Krause in connection with the independent valuation studies were based on various generally accepted valuation methods. Specifically, at each valuation date Virchow Krause analyzed the value of our securities based on three potential scenarios: a public offering, a sale or merger and remaining a private company.

In each of Virchow Krause’s reports, each of these scenarios was analyzed using a different valuation methodology. Specifically, (i) valuation in connection with the public offering scenario was calculated by reference to the public market prices of companies in our industry or industries deemed by Virchow Krause to be similar, reviewing various valuation multiples implied by the trading prices of such companies, and applying those multiples to our financial performance; (ii) valuation in connection with the sale or merger scenario was calculated by reference to recent transactions involving businesses in our industry or industries determined by Virchow Krause to be similar, reviewing various valuation multiples implied by the prices in those transactions, and applying those multiples to our financial performance; and (iii) valuation in connection with the private company scenario was calculated using the discounted cash flow valuation method, applying a forecast of future cash flows (determined by our management and Virchow Krause to be reasonable), an appropriate discount rate (calculated to be our weighted average cost of capital) and a residual value (determined by capitalizing our stabilized cash flow). In connection with its valuation as of December 31, 2006, Virchow Krause also considered the indicative valuations provided by investment banks in connection with the public offering scenario and the sale or merger scenario. Based on our assessment of our business and prospects as of December 31, 2006, Virchow Krause assigned a 50% probability to the public offering scenario, a 40% probability to the sale or merger scenario and a 10% probability to the private company scenario. Following these analyses, Virchow Krause allocated the values so determined to our preferred stock and our common stock based on the economic impact of the conversion rights and liquidation preferences of the preferred stock, and assigning probabilities to each of these events that varied depending upon our stage of development and our financial condition. In making its valuations, Virchow Krause applied discounts based on a number of factors that it determined impacted the value of our common stock. First, it applied a discount with respect to the sale or merger scenario and the private company scenario to reflect the fact that the common stock being valued did not represent a controlling interest in our company. Second, it applied a discount to reflect the lack of marketability of our common stock. As of March 31, 2006, the discount applied for each of the lack of control and the lack of marketability was 10%. As of December 31, 2006 no discount was applied for either factor due to the increased likelihood of an initial public offering or a sale or merger. Third, Virchow Krause applied a discount to reflect the lesser rights of the common stock compared to the preferred stock. As of March 31, 2006, the discount applied was 22% and as of December 31, 2006, the discount applied was 3%, reflecting the increased probability of an exit event that would result in conversion of the preferred stock. Finally, for the December 31, 2006 valuation it applied a discount of 7.5% with respect to the public company scenario to reflect the fact that an initial public offering was not expected to occur until June 1, 2007.

In addition, for each valuation report Virchow Krause reviewed our historical financial performance, conducted a visit of our facilities and interviewed our management concerning our business and its prospects. Virchow Krause also researched our industry, customers, competitors, suppliers and prospects, and analyzed the economic outlook of the industry and the community in which we operate.

Determining the fair value of our common stock involves complex and subjective judgments involving estimates of revenue, earnings, assumed market growth rates and estimated costs, as well as appropriate discount rates. At the time of each valuation, the significant estimates used in the discounted cash flow approach included estimates of our revenue and revenue growth rates for several years into the future. Although each time we prepared such forecasts for use by Virchow Krause in the preparation of a valuation report, we did so based on assumptions that we believed to be reasonable and appropriate. There can be no assurance that any such estimates for earlier periods have come to pass or that any such estimates for future periods will prove to be accurate.

The aggregate intrinsic value of our options outstanding at December 31, 2007 was $93.3 million of which $31.7 million related to vested options. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and $19.56 per share, the fair value of our common stock at December 31, 2007.

Significant Factors in Determining the Fair Value as of Each Grant Date

The following table sets forth option grants made during 2006 (number of options granted are in thousands):

	Number of		Fair Value	Intrinsic
	Options	Exercise	Estimated	Value
Date of Grant	Granted	Price	per Share	per Share

January 2006	34	$4.99	$4.99	$—
May 2006	47	5.35	5.35	—
July 2006	109	5.35	5.35	—
October 2006	190	6.75	6.75	—
November 2006	3	6.75	6.75	—
December 2006	1,958	6.75	8.40	1.65

Intrinsic value per share is the difference, as of the grant date, between the fair value estimate and the exercise price.

The major pricing factors which supported the valuations used at each of the grant dates were as follows:

•	On December 29, 2005, we sold 2,356,435 shares of Series E convertible preferred stock at $5.94 per share, representing net proceeds of $13.9 million. We engaged Virchow Krause to perform an independent valuation of our common stock based on this preferred stock transaction. Virchow Krause determined that our common stock was valued at $4.99 per share as of December 29, 2005. This valuation was then used for the option grants made in January 2006.

•	In the second quarter of 2006, our board of directors determined that an updated independent valuation should be obtained. Therefore, we engaged Virchow Krause to perform a valuation of all classes of our capital stock. Virchow Krause issued a report dated May 16, 2006, which concluded that our common stock was valued at $5.35 per share as of March 31, 2006. This valuation was then used for the option grants made in May and July 2006. We believe that there were no material events and no material changes in our financial condition or prospects during this period that would have resulted in a change in the valuation of a share of our common stock.

•	On October 23, 2006, the Chairman of our board of directors, T. Rockwell Mackie, sold an aggregate of 190,400 shares of common stock to two independent investors, and our President, Paul Reckwerdt, sold 190,400 common shares to a single independent investor. The purchase price of all these shares was $6.75 per share resulting in aggregate proceeds of $1.3 million to each seller. Given the significant size of the transactions and the fact that these shares were sold to independent third parties, we concluded that our common stock should be valued at $6.75 per share as of October 23, 2006. Both the buyers and sellers had knowledge of the possibility that we would undertake an initial public offering. Stock option grants were made based on this price in October and November 2006.

•	Management did not obtain an independent valuation report for the grants made on December 7, 2006 because management did not believe that there had been any material change in our financial condition or prospects between October 23, 2006 and December 7, 2006. However, after further consideration of an independent valuation study completed by Virchow Krause in March 2007 with respect to the fair value of our common stock as of December 31, 2006, management and our board of directors concluded that the stock options granted on December 7, 2006 were granted with an exercise price of $1.65 per share less than the fair value of our common stock on December 7, 2006 as established by the December 31, 2006 valuation.

As of December 31, 2007, a total of $9.7 million of unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 2.92 years.

Convertible Preferred Stock Warrant Liability

Effective January 1, 2006, we accounted for warrants that are exercisable into redeemable preferred stock issued in connection with financing arrangements in accordance with FSP 150-5. Pursuant to FSP 150-5, an evaluation of specifically identified conditions was made to determine whether the fair value of warrants issued was required to be classified as a liability. The fair value of warrants classified as liabilities was adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss was recorded in current period earnings. We selected the Black-Scholes option pricing model to determine the fair value of warrants. The determination of the fair value using this model was affected by assumptions regarding a number of complex and subjective variables. These variables include our expected stock volatility over the expected term of the warrant, risk-free interest rates, and the estimated fair value of the underlying preferred stock. The expected term used was equal to the remaining contractual term of the warrants. As we were operating as a private company from inception until our initial public offering date of May 8, 2007, we were unable to use our actual stock price volatility data. Therefore, we estimated the volatility of the underlying stock based on historical stock prices of companies which we consider to be members of our peer group. Historical price volatilities of these companies were evaluated over a period of time equal to the expected term of the warrants. The risk-free interest rates were based on U.S. Treasury zero-coupon rates in effect at each reporting period with terms consistent with the expected term of the warrants.

The fair value of the underlying preferred stock at January 1, 2006 was determined based upon the sale by us of 2,356,435 shares of Series E preferred stock at $5.94 per share on December 29, 2005 and an independent third-party valuation performed by Virchow Krause which allocated our enterprise value, determined based upon the sale of the Series E preferred stock, to each of our existing classes of stock including the Series A and D preferred stock. The fair value of the underlying Series A and D preferred stock at May 8, 2007 and December 31, 2006 was determined based upon an independent third-party valuation performed by Virchow Krause. The valuations, as of May 8, 2007 and December 31, 2006, were prepared utilizing the probability weighted expected return method as prescribed by the AICPA Practice Aid Valuation of Privately-Held-Company Equity Securities Issued as Compensation. These valuations took into consideration the following scenarios: (i) completion of an initial public offering; (ii) sale or merger; and (iii) remaining private. The valuation amounts determined under each scenario were then probability weighted based upon our management’s best estimates of the occurrence of each scenario. The resulting value was then allocated to our common and each series of preferred stock based upon the economic impact of the conversion rights and liquidation preferences of the preferred stock.

Redeemable Convertible Preferred Stock

Prior to our initial public offering date of May 8, 2007, we had issued various classes of preferred stock. The holders of Series A, B, C and D preferred stock had the option to put their stock back to the Company at the greater of the original purchase price plus accrued dividends, or the current fair market value of the stock. The holders of Series E preferred stock had the option to put their stock back to the Company at the original purchase price plus accrued dividends. As a result, the carrying value of the preferred stock had been increased by an accretion each period so that the carrying amounts would equal the greater of fair value or the defined redemption value for the Series A, B, C and D preferred stock. The Series E preferred stock had been increased to its redemption value, including accrued dividends. The accreted amounts were recorded to accumulated deficit. The put option and the related accretion of the preferred stock terminated upon the closing of the IPO. The fair value of the underlying preferred stock at January 1, 2006 and the fair value of the underlying Series A and D preferred stock at December 31, 2006 were determined as described in “Convertible Preferred Stock Warrant Liability” above. On May 8, 2007, the Company completed its initial public offering and all redeemable convertible preferred stock was converted to common stock. In addition, all preferred stock accretion included in temporary equity at that time was reclassified to accumulated deficit.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. The amount of unrecognized tax benefits as of January 1, 2007, was $1.8 million, which, if ultimately recognized, will reduce our annual effective tax rate.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 in 2008 did not have an impact on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure at fair value some financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 in 2008 did not have an impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. We will be required to adopt SFAS No. 141(R) and SFAS No. 160 on or after December 15, 2008. We do not expect the adoption of SFAS No. 141(R) and SFAS No. 160 to have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Exchange Rate Risk

A significant portion of our sales and expenses historically have been denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains or losses to date. For the year ended December 31, 2007, 18%, 2% and 2% of our revenue was from contracts denominated in Euros, Swiss Francs and Canadian dollars, respectively. For the year ended December 31, 2006, 15% and 1% of our revenue was from contracts denominated in Euros and Canadian dollars, respectively. During 2006, we opened and staffed an office in Brussels, Belgium and began incurring Euro-denominated expenses, which were paid directly from the U.S. We currently do not hedge our foreign currency since the exposure has not been material to our historical operating results. To date, our Euro-denominated sales orders have included high down payments, limiting the need to hedge the related currency risk. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Hi Art system outside the United States. To the extent that we can predict the timing of payments under these contracts, we may engage in hedging transactions to mitigate such risks in the future.

Item 8.	Financial Statements and Supplementary Data

TomoTherapy Incorporated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
TomoTherapy Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of TomoTherapy Incorporated and Subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, temporary equity and shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(b). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United State of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note G to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. In addition, as discussed in Note B to the consolidated financial statements effective January 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) Staff Position 150-5, Issuer’s Accounting Under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable.

/s/ GRANT THORNTON LLP
Madison, Wisconsin
March 19, 2008

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$191,780	$20,137
Accounts receivable	44,596	19,050
Inventories	53,171	40,026
Deferred tax assets	3,433	5,982
Prepaid expenses and other current assets	1,622	1,014

Total current assets	294,602	86,209
Property and equipment, net	19,894	15,469
Deferred tax assets	6,027	1,815
Other non-current assets, net	6,642	5,821

Total assets	$327,165	$109,314

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$17,655	$13,960
Accrued expenses	21,699	12,667
Customer deposits	20,309	23,103
Deferred revenue	15,517	20,204
Accrued warranties	7,973	5,307
Convertible preferred stock warrant liability	—	3,522

Total current liabilities	83,153	78,763
Other non-current liabilities	5,318	2,005

Total liabilities	88,471	80,768

COMMITMENTS AND CONTINGENCIES (Note E)
TEMPORARY EQUITY
Redeemable convertible preferred stock, $1 par value, zero and 25,686,898 shares authorized; zero and 25,221,239 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively; liquidation amount: zero and $52,587 at December 31, 2007 and December 31, 2006, respectively	—	212,663
SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $1 par value, 10,000,000 and zero shares authorized at December 31, 2007 and December 31, 2006; zero shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	—	—
Common stock, $.01 par value, 200,000,000 and 47,689,147 shares authorized at December 31, 2007 and December 31, 2006; 49,740,577 and 9,264,291 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	497	93
Additional paid-in capital	651,725	1,771
Treasury stock, 1,632 shares at cost	—	—
Accumulated other comprehensive loss	(523)	—
Accumulated deficit	(413,005)	(185,981)

Total shareholders’ equity (deficit)	238,694	(184,117)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)	$327,165	$109,314

The accompanying notes are an integral part of these consolidated statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005

Revenue	$232,810	$156,102	$75,754
Cost of revenue	146,137	102,653	50,047

Gross profit	86,673	53,449	25,707

Operating expenses:
Research and development	34,304	21,397	11,372
Selling, general and administrative	42,307	23,119	14,197

Total operating expenses	76,611	44,516	25,569

Income from operations	10,062	8,933	138
Other income (expense):
Interest income	6,056	1,292	166
Interest expense	(221)	(1,172)	(47)
Other income (expense), net	553	(1,322)	60

Total other income (expense)	6,388	(1,202)	179

Income before income tax and cumulative effect of change in accounting principle	16,450	7,731	317
Income tax expense (benefit)	5,788	(7,184)	78

Income before cumulative effect of change in accounting principle	10,662	14,915	239
Cumulative effect of change in accounting principle	—	(2,140)	—

Net income	10,662	12,775	239
Accretion of redeemable convertible preferred stock	(237,582)	(46,253)	(68,075)

Net loss attributable to common shareholders	$(226,920)	$(33,478)	$(67,836)

Net loss per share attributable to common shareholders
Basic and diluted	$(6.35)	$(3.78)	$(8.48)

Weighted average common shares outstanding used in computing net loss per share attributable to common shareholders
Basic and diluted	35,731	8,856	7,996

The accompanying notes are an integral part of these consolidated statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY
AND SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands)

			Shareholders’ Equity (Deficit)
						Accumulated
	Redeemable Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)

Balance at December 31, 2004	22,705	$84,234	7,468	$75	$872	$—	$(84,667)	$(83,720)
Net income	—	—	—	—	—	—	239	239
Accretion of preferred stock to redemption value	—	68,075	—	—	—	—	(68,075)	(68,075)
Exercise of stock options	—	—	970	9	141	—	—	150
Exercise of preferred stock warrants	160	182	—	—	—	—	—	—
Sale of Series E preferred stock	2,356	13,911	—	—	—	—	—	—

Balance at December 31, 2005	25,221	166,402	8,438	84	1,013	—	(152,503)	(151,406)
Net income	—	—	—	—	—	—	12,775	12,775
Accretion of preferred stock to redemption value	—	46,253	—	—	—	—	(46,253)	(46,253)
Exercise of stock options	—	—	826	9	970	—	—	979
Compensation expense related to stock options	—	—	—	—	232	—	—	232
Reclassification of warrants to liabilities	—	—	—	—	(444)	—	—	(444)
Issuance costs for Series E preferred stock	—	8	—	—	—	—	—	—

Balance at December 31, 2006	25,221	212,663	9,264	93	1,771	—	(185,981)	(184,117)
Net income	—	—	—	—	—	—	10,662	10,662
Foreign currency translation adjustments	—	—	—	—	—	(523)	—	(523)

Comprehensive income	—	—	—	—	—	—	—	10,139

Accretion of preferred stock to redemption value	—	237,582	—	—	—	—	(237,582)	(237,582)
Exercise of stock options	—	—	2,850	28	3,155	—	—	3,183
Exercise of common stock warrants	—	—	3	—	—	—	—	—
Exercise of preferred stock warrants	456	3,993	—	—	—	—	—	—
Issuance of contingent common shares	—	—	1,289	13	91	—	(104)	—
Compensation expense related to stock options	—	—	—	—	3,318	—	—	3,318
Income tax benefit related to stock options	—	—	—	—	3,800	—	—	3,800
Reclassification of warrant liability to equity	—	—	—	—	165	—	—	165
Initial public offering, net of issuance costs of $2.7 million	—	—	10,603	106	184,575	—	—	184,681
Issuance of common stock	—	—	55	—	869	—	—	869
Conversion of redeemable convertible preferred stock	(25,677)	(454,238)	25,677	257	453,981	—	—	454,238

Balance at December 31, 2007	—	$—	49,741	$497	$651,725	$(523)	$(413,005)	$238,694

The accompanying notes are an integral part of these consolidated statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$10,662	$12,775	$239
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,503	3,053	1,678
Noncash charge for stock compensation	3,318	232	—
Deferred income tax provision (benefit)	3,544	(7,797)	—
Excess tax benefit from share-based compensation	(3,800)	—	—
Deferred rent and obligation to landlord	750	31	(16)
Loss on disposal of property and equipment	21	100	—
Change in carrying value of convertible preferred stock warrants	106	3,078	—
Gain on extinguishment of debt	—	(214)	—
Changes in operating assets and liabilities:
Accounts receivable	(25,546)	(4,815)	(9,199)
Inventories	(13,145)	(11,743)	(12,543)
Prepaid expenses and other current assets	(608)	(176)	(553)
Accounts payable	3,695	6,618	2,087
Customer deposits	(2,794)	(15,084)	26,590
Deferred revenue	(4,687)	9,110	6,558
Accrued expenses	10,222	6,350	3,360
Accrued warranties	2,666	2,384	242

Net cash provided by (used in) operating activities	(9,093)	3,902	18,443

Cash flows from investing activities:
Purchase of property and equipment	(8,320)	(10,974)	(2,205)
Cost of test systems	(2,963)	(4,671)	(1,832)
Capitalization of software costs	(415)	—	—
Payments for intangible assets	(72)	(378)	(133)

Net cash used in investing activities	(11,770)	(16,023)	(4,170)

Cash flows from financing activities:
Proceeds from notes payable	—	900	—
Payments on notes payable	(34)	(25)	(70)
Proceeds from the issuance of preferred stock, net of issuance costs	—	8	13,911
Excess tax benefit from share-based compensation	3,800	—	—
Proceeds from initial public offering, net of issuance costs	184,681	—	—
Proceeds from the issuance of common stock	869	—	—
Proceeds from exercise of warrants	530	—	182
Proceeds from exercise of stock options	3,183	979	150

Net cash provided by financing activities	193,029	1,862	14,173
Effect of exchange rate changes on cash	(523)	—	—

Increase (decrease) in cash and cash equivalents	171,643	(10,259)	28,446
Cash and cash equivalents at beginning of period	20,137	30,396	1,950

Cash and cash equivalents at end of period	$191,780	$20,137	$30,396

Supplemental disclosure of cash flow information:
Interest paid	$233	$97	$36
Income taxes paid	1,165	172	205
Supplemental disclosure of noncash investing activities and financing activities:
Leasehold improvements funded by landlord	$524	$—	$—
Reclassification of preferred stock warrants to liability	—	444	—
Reclassification of preferred stock warrants to equity	3,630	—	—

The accompanying notes are an integral part of these consolidated statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A —	DESCRIPTION OF BUSINESS

Organization

TomoTherapy Incorporated, a Wisconsin corporation, (the “Company”) developed, markets and sells the TomoTherapy Hi Art system (the “System”), an advanced and versatile radiation therapy system for the treatment of a wide variety of cancers. The Company markets the System to hospitals and cancer treatment centers.

Initial Public Offering

On May 8, 2007, the Company completed its initial public offering (IPO) of common stock in which a total of 13,504,933 shares were sold at an issuance price of $19.00 per share. This included 2,901,973 shares sold by selling shareholders, 1,761,513 of which were purchased by the underwriters’ exercise of their overallotment option. The Company raised a total of $201.5 million in gross proceeds from the IPO, or approximately $184.7 million in net proceeds after deducting underwriting discounts and commissions of $14.1 million and estimated other offering costs of approximately $2.7 million. Upon the closing of the IPO, all shares of redeemable convertible preferred stock outstanding automatically converted into 25,676,856 shares of common stock and the remaining 10,039 of preferred stock warrants outstanding converted into options to purchase common stock.

Follow-on Public Offering

On October 16, 2007, the Company completed a public offering of 8,500,000 shares of its common stock at a price of $22.25 per share. The Company did not receive any of the proceeds from the sale, as all of the shares were sold by certain selling shareholders of the Company. Additionally, the underwriters were granted, and they exercised, a 30-day option to purchase up to an additional 1,275,000 shares of common stock from the selling shareholders at the public offering price to cover over-allotments.

NOTE B —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents primarily consist of time deposits with banks. The balance in the Company’s foreign cash accounts was $0.8 million and $0.1 million at December 31, 2007 and 2006, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of these assets and liabilities approximate their respective fair values as of December 31, 2007 and 2006.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency

Foreign currency transaction gains and losses are included as a component of other income and expense. Foreign currency transaction gains or losses were a gain of $0.7 million, a loss of $1.5 million and a gain of $0.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company’s cash and cash equivalents are deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

The products currently under development by the Company may require clearance by the U.S. Food and Drug Administration (“FDA”) or other international regulatory agencies prior to commercial sales. There can be no assurance that the Company’s products will receive the necessary clearance. If the Company were denied such clearance or such clearance was delayed, it could have a material adverse impact on the Company.

The Company currently depends on single-source suppliers for a number of the critical components necessary for the assembly of the System, including the gantry, the linear accelerator, the couch and the solid state modulator. If the supply of these components were to be disrupted or terminated, or if these suppliers were unable to supply the quantities of components required, the Company may have difficulty or be unable to find alternative sources for these key components. As a result, the Company may be unable to meet the demand for the System, which could have a material adverse impact on the Company.

Accounts Receivable

The majority of the Company’s accounts receivable are due from hospitals and medical centers. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due in accordance with contract terms. The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

Inventories

Components of inventory include raw materials, work-in-process and finished goods. Finished goods include in-transit systems that have been shipped to the Company’s customers, but are not yet installed and accepted by the customer. All inventories are stated at the lower of cost or market, cost determined by the first-in first-out (“FIFO”) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding twelve months, expected demand, technological obsolescence and other information. The Company records as a charge to cost of revenue the amount required to reduce the carrying value of inventory to net realizable value. As of December 31, 2007 and 2006, the Company had provided an inventory reserve of $9.2 million and $5.3 million, respectively. Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in the cost of revenue line item within the statements of operations.

Inventories consisted of the following (in thousands):

	December 31,
	2007	2006

Raw materials	$41,405	$30,091
Work-in-process	8,722	4,762
Finished goods	3,044	5,173

	$53,171	$40,026

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2007	2006

Furniture and equipment	$8,659	$5,166
Computer equipment	5,533	3,706
Computer software	4,867	1,522
Leasehold improvements	9,150	6,744
In process	120	3,202

	28,329	20,340
Less: Accumulated depreciation and amortization	(8,435)	(4,871)

Property and equipment, net	$19,894	$15,469

Property and equipment are recorded at cost and are depreciated using the straight-line method over the following estimated useful lives:

Furniture and equipment	5 to 10 years
Computer equipment and software	3 to 5 years
Leasehold improvements	Lesser of useful life or the remaining lease term

Depreciation expense associated with property and equipment was $3.7 million, $1.9 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Test Systems

Test systems include material, labor and overhead costs on the Hi Art systems used for internal testing and training purposes and are recorded in other non-current assets, net on the Consolidated Balance Sheets. These costs are amortized, on a straight-line basis over a three-year period.

Test systems consisted of the following (in thousands):

	December 31,
	2007	2006

Test systems at cost	$8,485	$7,210
Less: Accumulated amortization	(2,746)	(1,861)

Test systems, net	$5,739	$5,349

Amortization expense associated with test systems was $2.6 million, $1.1 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Warranty Cost

The Company’s sales terms include a warranty that generally covers the first year of system operation and is based on terms that are generally accepted in the marketplace. The Company records a current liability for the

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected cost of warranty-related claims at the time of sale. The following table presents changes in the Company’s product warranty liability (in thousands):

	December 31,
	2007	2006	2005

Balance, beginning of year	$5,307	$2,923	$2,681
Charged to cost of revenue	12,600	10,138	6,119
Adjustments related to change in estimate	(86)	(244)	651
Actual product warranty expenditures	(9,848)	(7,510)	(6,528)

Balance, end of year	$7,973	$5,307	$2,923

Stock Split

All prior period common and preferred stock amounts have been retroactively adjusted to reflect a four-for-one stock split in 2005 and a 1.36-for-one stock split in the form of a stock dividend effective on May 8, 2007.

Intangible Assets

The intangible assets are legal costs incurred to register patents which are capitalized when incurred and amortized on a straight-line basis over the estimated useful life of the related patent. The Company continuously evaluates whether events and circumstances have occurred that indicate the remaining useful life of the patents may warrant revision or that the remaining balance of the patents may not be recoverable.

Intangible assets consisted of the following (in thousands):

	December 31,
	2007	2006

Intangible assets at cost	$582	$511
Less: Accumulated amortization	(94)	(39)

Intangible assets, net	$488	$472

The average remaining useful life of the patents as of December 31, 2007 and 2006 was approximately 8.2 years and 8.9 years, respectively. As of December 31, 2007, amortization expense of the patents is estimated to be $62,000 for each of the years 2008 through 2014, and $54,000 thereafter.

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment on Disposal of Long-lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analysis necessarily involves significant judgment. No impairment losses were recorded on long-lived assets during the years ended December 31, 2007 and 2006.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2007	2006

Commissions and payroll-related	$6,597	$2,338
Bonuses	5,249	3,720
Other	9,853	6,609

Accrued expenses	$21,699	$12,667

Revenue Recognition

Revenue is recognized from system product sales, including sales to distributors, and related services when earned in accordance with Staff Accounting Bulletin, or SAB No. 104, Revenue Recognition, and Emerging Issues Task Force Issue (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when the following four criteria are met:

•	Persuasive evidence of an arrangement exists. The Company requires evidence of a purchase order with a customer specifying the terms and conditions of the product or services to be delivered, typically in the form of a signed quotation or purchase order from the customer.

•	Title and risk of loss have been transferred to the customer. During the installation phase, each System is fully tested to confirm that it functions within operating specifications. Upon completion of the test procedures, the customer signs the acceptance test procedures document, or ATP, acknowledging acceptance of the system. Revenue for the sale of the system is recognized upon receipt of the signed ATP or upon shipment to a certified distributor.

•	The sales price is fixed or determinable. All contract terms are fixed in the signed quotation or purchase order received from the customer. The contracts do not contain rights of cancellation, return, exchanges or refunds.

•	Collection is reasonably assured. Due to the fact that the Company’s sales are to hospitals and cancer treatment centers with significant resources, the Company considers accounts receivable to be fully collectible. In addition, the Company’s contracts generally require staged payments as follows: 10% to 30% down payment, 60% to 70% due upon shipment and 10% to 20% due upon final acceptance by the customer.

Payments received for products or services prior to shipment or prior to completion of the related services are recorded as customer deposits. Once a System has been shipped, the related deposits are transferred to deferred revenue until the criteria for revenue recognition are satisfied.

The Company recognizes revenue in connection with distributor sales of the System based on the distributor’s certification status. Once a distributor is certified by the Company to provide installation, testing, training and post-installation warranty services to end customers, the Company recognizes revenue upon shipment to that certified distributor as the Company no longer has any obligations to the distributor or the end customer. Prior to a distributor achieving certification, the Company recognizes revenue upon receipt of the signed acceptance procedure document from the end customer. Distributors do not have any contractual right of return and the Company has not accepted any returns. As of December 31, 2007, the Company has certified its Japanese and Taiwanese distributors.

The Company frequently enters into sales arrangements with customers that contain multiple elements or deliverables such as hardware and post-warranty maintenance services. Judgments as to the allocation of the proceeds received from an arrangement to the multiple elements, the determination of whether the undelivered elements are

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

essential to the functionality of the delivered elements and the appropriate timing of revenue recognition are critical to ensure compliance with U.S. GAAP. The ability to establish the fair value of those elements could affect the timing of revenue recognition. For arrangements with multiple elements, the Company recognizes revenue for each element based on the fair value of the element provided when all other criteria for revenue recognition have been met. The fair value for each element provided in multiple element arrangements is determined by referencing historical pricing policies when the element is sold separately. Changes in our ability to establish the fair value for each element in multiple element arrangements could affect the timing of revenue recognition.

Revenue allocated to post-warranty maintenance on the System is recognized ratably over the term of the agreement, which generally ranges from twelve to thirty-six months.

Revenue from spare parts, primarily sold to our distributors, is recognized upon shipment.

The Company sells optional software packages. The selling price, cost and functionality of this software is incidental to the operation of the System itself. The Company recognizes revenue for this software product in accordance with SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Agreements. The Company recognizes license revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivable is reasonably assured and delivery of the product has occurred, provided that all other criteria for revenue recognition under SOP No. 97-2 have been met. Revenue earned on software arrangements involving multiple elements are allocated to each element based on vendor specific objective evidence (“VSOE”) of fair value, which is based on the price charged when the same element is sold separately. In instances when evidence of VSOE of all undelivered elements exists, evidence does not exist for one or more delivered elements and the fair value of all of the undelivered elements is less than the arrangement fee, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Therefore, to the extent that a discount exists, the Company attributes the discount entirely to the delivered elements.

The Company records all revenue net of any governmental taxes.

Revenue by major type consisted of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005

Product sales	$213,900	$147,974	$73,593
Service and other revenue	18,910	8,128	2,161

Total revenue	$232,810	$156,102	$75,754

Shipping and Handling Costs

In accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company records costs incurred in connection with shipping and handling products as cost of revenue. Amounts billed to customers in connection with these costs are included in revenue and are not material for any of the periods presented in the accompanying consolidated financial statements.

Software Development Costs

The Company develops proprietary software as a component of the System. All software development costs are expensed as research and development expenses until the establishment of technological feasibility. Upon establishment of technological feasibility, all further costs on the same application are capitalized. Typically the period between achieving technological feasibility of the Company’s software products and the general availability

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the products has been short. As of December 31, 2007 and 2006 the company capitalized software development costs of $0.4 million and zero, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. The Company has entered into research collaboration agreements with selected hospitals, cancer treatment centers, academic institutions and research institutions worldwide. These agreements support the Company’s internal research and development capabilities. Costs related to our research collaboration agreements are recorded as a prepayment and amortized over the duration of the agreement.

Advertising Expenses

Advertising costs of $0.3 million, $0.1 million and $0.1 million during the years ended December 31, 2007, 2006 and 2005 were charged to operations as incurred.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and are measured using currently enacted tax rates and laws. Deferred tax assets are reduced by a valuation allowance if, based upon management’s estimates, it is more likely than not that a portion or all of the net deferred tax assets will not be realized. The factors used to assess the likelihood of realization are the forecast of future taxable income and the remaining time period to utilize any tax operating losses and tax credits.

Comprehensive Income

Comprehensive income refers to revenue, expenses, gains and losses that, under U.S. GAAP, are included in comprehensive income, but are excluded from net income, as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax, when applicable.

Comprehensive income consisted of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005

Net income	$10,662	$12,775	$239
Foreign currency translation adjustments	(523)	—	—

Comprehensive income	$10,139	$12,775	$239

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), Financial Accounting Standards Board’s (“FASB”) Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 (“FIN 44”) and FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and had adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”).

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which revised SFAS No. 123, and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expensed in the consolidated statement of operations over the service period (generally the vesting period) of the grant. Upon adoption, the Company transitioned to SFAS No. 123(R) using the prospective transition method, under which only new awards (or awards modified, repurchased, or cancelled after the effective date) are accounted for under the provisions of SFAS No. 123(R) and expense is only recognized in the consolidated statements of operations beginning with the first period that SFAS No. 123(R) is effective and continuing to be expensed thereafter. See Note F for further disclosure related to SFAS No. 123(R).

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is as follows:

	Years Ended December 31,
	2007	2006	2005

Net income (loss) per common share:
Basic and diluted:
Income before cumulative effect of change in accounting principle	$0.30	$1.68	$0.03
Cumulative effect of change in accounting principle	—	(0.24)	—

Net income	$0.30	$1.44	$0.03

Net loss attributable to common shareholders	$(6.35)	$(3.78)	$(8.48)

Weighted average common shares outstanding used in:
Basic and diluted (in thousands)	35,731	8,856	7,996

Basic net income per share is computed by dividing net income by the weighted-average number of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of dilutive common shares outstanding during the period. Dilutive shares outstanding are calculated by adding to the weighted shares outstanding any common stock equivalents from redeemable preferred stock, performance shares, outstanding stock options and warrants based on the treasury stock method.

Diluted net loss attributable to common shareholders per share is the same as basic net loss attributable to common shareholders per share in the years ended December 31, 2007, 2006 and 2005, since the effects of potentially dilutive securities are anti-dilutive.

Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Preferred stock (as if converted)	—	25,221	25,221
Contingent common shares	—	1,289	1,289
Stock options and warrants	6,338	9,622	8,168

	6,338	36,132	34,678

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro forma net income (loss) per share assuming conversion of preferred stock at the beginning of each period presented, contingent common shares, outstanding stock options and warrants were as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2007	2006

Historical
Numerator:
Net income loss attributable to common shareholders	$(226,920)	$(33,478)

Denominator:
Weighted-average shares of common stock outstanding	35,731	8,856

Net loss attributable to common shareholders per share — basic and diluted	$(6.35)	$(3.78)

Pro forma (unaudited)
Numerator:
Net loss	$(226,920)	$(33,478)
Pro forma adjustment to add back preferred stock accretion	237,582	46,253

Pro forma net income available for shareholders	$10,662	$12,775

Denominator for pro forma basic net income per share:
Weighted-average shares of common stock outstanding	35,731	8,856
Pro forma adjustments to reflect assumed conversion of preferred stock (as if converted)	8,845	25,221
Pro forma adjustment to reflect assumed conversion of contingent common shares (as if converted)	452	1,289

Shares used to compute pro forma basic net income per common share	45,028	35,366

Pro forma basic net income per share	$0.24	$0.36

Denominator for pro forma diluted net income per share:
Weighted-average shares of common stock outstanding	35,731	8,856
Pro forma adjustments to reflect assumed conversion of preferred stock (as if converted)	8,845	25,221
Pro forma adjustment to reflect assumed conversion of contingent common shares (as if converted)	452	1,289
Pro forma adjustments to reflect assumed exercise of warrants and stock options using treasury stock method	4,891	4,764

Shares used to compute pro forma diluted net income per share	49,919	40,130

Pro forma diluted net income per share	$0.21	$0.32

Pro forma outstanding anti-dilutive securities not included in diluted earnings per share calculation
Stock options and warrants	173	2,152

Pro forma net income (loss) per share assumes conversion of redeemable convertible preferred stock, contingent common shares, and outstanding stock options and warrants at the beginning of each period. Each share of Series A, B, C, D and E preferred stock contained certain entitlements which benefited the preferred

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shareholders. Each share of preferred stock was convertible into one share of common stock at the option of the holder, subject to certain anti-dilution adjustments. All preferred stock automatically converted to common stock at the time of the Company’s initial public offering, which was completed on May 8, 2007. As such, all redeemable convertible preferred stock was converted into 25,676,856 shares of common stock. In addition to the conversion features, the Series A Investment Agreement contained a contingent provision that entitled the Company’s founders and the holders of the Series A preferred stock to receive one share of the Company’s common stock for each 2.86 shares of Series A preferred stock held for a total of 1,288,669 shares of common stock. For the year ended December 31, 2007, preferred stock and contingent common shares are weighted assuming the shares were outstanding for 128 days. For the year ended December 31, 2006, preferred stock and contingent common shares are weighted assuming the shares were outstanding for 365 days. Conversion of options and warrants was assumed at the beginning of such periods or at the time of issuance, if later.

Segment Information

The Company has determined that it operates in only one segment in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” as it only reports profit and loss information on an aggregate basis to its chief operating decision maker. The Company’s long-lived assets maintained outside the United States were $1.4 million and $1.6 million at December 31, 2007 and 2006, respectively.

Revenue is attributed by geographic region based on the ship-to location of the Company’s customers. The following table summarizes revenue by geographic region (in thousands):

	Years Ended December 31,
	2007	2006	2005

North America	$129,493	$88,937	$59,049
Europe	61,337	33,586	5,552
Asia — Pacific	41,980	33,579	11,153

Total revenue	$232,810	$156,102	$75,754

Change in Accounting Principle

On June 29, 2005, the FASB issued Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 (“SFAS 150”) for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable (“FSP 150-5”). FSP 150-5 requires the Company to classify its outstanding preferred stock warrants as liabilities on its balance sheet and record adjustments to the value of its preferred stock warrants in its statements of operations to reflect their fair value at each reporting period. The Company adopted FSP 150-5 and accounted for the cumulative effect of the change in accounting principle as of January 1, 2006. For the year ended December 31, 2006, the impact of the change in accounting principle was to decrease net income by $3.1 million. The impact consisted of a $2.2 million cumulative effect adjustment for the change in accounting principle as of January 1, 2006, when the Company adopted FSP 150-5, and $0.9 million of expense that was recorded in other income (expense), net to reflect the increase in fair value of the warrants between January 1, 2006 and December 31, 2006. For the year ended December 31, 2007, the Company recorded $0.1 million of expense which was recorded in other income (expense), net to reflect the increase in fair value of the warrants between January 1, 2007 and the completion of our initial public offering on May 8, 2007.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. The amount of unrecognized tax benefits as of January 1, 2007, was $1.8 million, which, if ultimately recognized, will reduce our annual effective tax rate.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 in 2008 did not have an impact on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure at fair value some financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 in 2008 did not have an impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. We will be required to adopt SFAS No. 141(R) and SFAS No. 160 on or after December 15, 2008. We do not expect the adoption SFAS No. 141(R) and SFAS No. 160 to have a material impact on our consolidated financial statements.

NOTE C —	LONG-TERM DEBT AND NOTES PAYABLE

On November 28, 2005, the Company entered into a $0.5 million note agreement with the Wisconsin Department of Commerce and received the principal balance in June 2006 in accordance with the requirements of the agreement. The note payable bears interest at 2%, is payable in monthly installments of $8,647 beginning on January 1, 2008, and the remaining unpaid principal is due on March 1, 2013. The note payable is secured by all of the Company’s equipment, fixtures, inventory, general intangibles and contract rights. The outstanding principal balance was $0.5 million at December 31, 2007 and 2006.

On February 13, 2006, the Company entered into a $0.4 million note agreement with Madison Development Corporation. The note payable bears interest at 4%, is payable in monthly installments of $4,050 and the remaining unpaid principal is due on March 1, 2011. The note payable is secured by all of the Company’s equipment, fixtures, inventory, general intangibles and contract rights. The outstanding principal balances at December 31, 2007 and 2006 were $0.3 million and $0.4 million, respectively.

On December 1, 2007, the Company entered into a $50 million revolving credit facility with a bank. The facility bears interest, which is payable monthly, at LIBOR plus 1.25% or at the prime rate minus 1.25% and is adjusted based on certain financial criteria. The facility expires on November 30, 2008 and is secured by a general business security agreement. The facility requires maintenance of a minimum tangible net worth. The Company was in compliance with this covenant and there were no amounts outstanding at December 31, 2007 and 2006.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The annual principal payments are as follows (in thousands):

Years Ending December 31,
2008	$114
2009	133
2010	137
2011	330
2012	102
Thereafter	25

Total principal payments	$841

NOTE D —	INCOME TAXES

The provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Current
Federal	$1,269	$172	$57
State	841	441	21
Foreign	134	—	—

Total current	2,244	613	78
Deferred	3,544	(7,797)	—

Total provision (benefit) for income tax	$5,788	$(7,184)	$78

A reconciliation of the United States federal statutory tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2007	2006	2005

Provision at statutory rate	35.0%	35.0%	35.0%
Permanent differences	5.2	2.1	33.3
State income taxes, net of federal effect	2.2	5.9	3.8
Change in valuation allowance including federal net operating losses and credits	1.7	(135.4)	(52.9)
Change in statuatory rate for deferred taxes	0.0	(3.6)	0.0
Nondeductible warrant expense	0.0	4.3	0.0
Research and development credits	(6.6)	0.0	0.0
Other	(2.3)	(1.2)	5.3

Effective income tax rate	35.2%	(92.9)%	24.5%

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2007	2006

Deferred tax assets:
Federal and state operating loss carryforwards	$1,430	$4,585
Tax credit carryforwards	5,606	1,643
Warranty reserves	4,029	2,905
Other	1,234	979

Total deferred tax assets	12,299	10,112

Deferred tax liabilities:
Tax depreciation in excess of book depreciation	654	694
Prepaid insurance	267	134
Other	392	234

Total deferred tax liabilities	1,313	1,062

Net deferred tax asset	10,986	9,050
Valuation allowance	(1,526)	(1,253)

	$9,460	$7,797

The valuation allowance was determined in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. During the year ended December 31, 2006, the Company had a three-year trend of net income as well as three years of cumulative taxable income. Therefore, the Company anticipated that approximately $10.5 million of deferred tax assets were more likely than not to become recoverable as a result of historical and future forecasted earnings. During the year ended December 31, 2007, the Company increased its valuation allowance by $0.3 million. As of December 31, 2007, a valuation allowance of $1.5 million is being maintained on state net operating loss carryforwards and state tax credit carryforwards. The Company believes realization is uncertain and has determined that the more likely than not criteria for recognition has not been met, as the Company has not had and does not anticipate taxable income in the state jurisdiction generating the deferred tax asset carryforwards.

At December 31, 2006, the Company had approximately $15.6 million and $2.2 million of federal net operating loss and research tax credit carryforwards, respectively, which expire beginning in 2022. At December 31, 2007, the Company had approximately $1.2 million and $3.8 million of federal net operating loss and research tax credit carryforwards, respectively, which expire beginning in 2023 and 2019, respectively. In the event of a change in ownership greater than 50% in a three-year period, utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. At December 31, 2006, the Company had approximately $19.1 million and $0.5 million of Wisconsin net operating loss and tax credit carryforwards, respectively, which expire beginning in 2014. At December 31, 2007, the Company had approximately $19.2 million and $1.9 million of Wisconsin net operating loss and tax credit carryforwards, respectively, which expire beginning in 2014. SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. As of December 31, 2007 and 2006, the valuation allowances of $1.5 million and $1.2 million, respectively, relate to state net operating loss carryforwards and state tax credits for which the Company believes realization is uncertain.

As of December 31, 2007 and 2006, the Company had $9.0 million and $4.8 million, respectively, in excess tax benefit stock option deductions. The excess tax benefit arising from these deductions is credited to additional paid in

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capital as the benefit is realized. For the year ended December 31, 2007, the Company realized $3.8 million in excess tax benefit stock option deductions.

United States income and foreign withholding taxes have not been provided on approximately $0.2 million of undistributed earnings from the Company’s international subsidiaries. The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries because the Company currently does not expect to remit those earnings in the foreseeable future. Determination of the amount of unrecognized deferred tax liability related to undistributed earnings of foreign subsidiaries is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN 48, which clarifies FASB No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. The amount of unrecognized tax benefits as of January 1, 2007, was $1.8 million, which, if ultimately recognized, will reduce the Company’s annual effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s balance sheets at December 31, 2007 or December 31, 2006, and has not recognized any interest or penalties in the statement of operations for the 12 months ended December 31, 2007. The Company is subject to taxation in the U.S. federal and various state and foreign jurisdictions. All of the Company’s tax years are currently open to examination by the U.S. federal and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits. All of the Company’s tax years are currently open to examination by foreign jurisdictions. The amount of unrecognized tax benefits, if ultimately recognized, will reduce the Company’s annual effective tax rate. It is not anticipated there will be a significant change in the total amount of unrecognized tax benefits in the next twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$1.8
Additions based on tax positions related to the current year	1.2

Balance at December 31, 2007	$3.0

NOTE E —	COMMITMENTS AND CONTINGENCIES

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

The Company leases four facilities under separate operating leases with various expiration dates through 2018. The Company also leases automobiles under separate operating leases with various expiration dates through 2012. Rent expense during the years ended December 31, 2007, 2006 and 2005 was $2.6 million, $1.3 million and $0.9 million, respectively.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, future payments under operating leases (including rent escalation clauses) were as follows (in thousands):

Years Ending December 31,
2008	$2,841
2009	2,974
2010	3,046
2011	3,117
2012	2,816
Thereafter	7,965

Total minimum lease obligation	$22,759

NOTE F — TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)

Redeemable Convertible Preferred Stock

Prior to the IPO, the Company issued various classes of preferred stock. The holders of Series A, B, C and D preferred stock had the option to put their stock back to the Company at the greater of the original purchase price plus accrued dividends, or the current fair market value of the stock. The holders of Series E preferred stock had the option to put their stock back to the Company at the original purchase price plus accrued dividends. As a result, the carrying value of the preferred stock was increased by an accretion each period so that the carrying amounts equaled the greater of fair value or the defined redemption value for the Series A, B, C and D preferred stock. The Series E preferred stock was increased to its redemption value, including accrued dividends. The accreted amounts were recorded to accumulated deficit. The put option and the related accretion of the preferred stock terminated upon the closing of the IPO. For the year ended December 31, 2007, an accretion charge of $237.6 million was recorded based on the IPO price at May 8, 2007.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, the Company had redeemable convertible preferred stock, as follows (in thousands):

December 31,
2006

Authorized shares	25,687

Outstanding shares:
Series A	3,686
Series B	9,353
Series C	5,987
Series D	3,839
Series E	2,356

Total outstanding shares	25,221

Liquidation amounts:
Series A	$4,828
Series B	13,316
Series C	11,344
Series D	8,267
Series E	14,832

Total liquidation amount	$52,587

Cumulative proceeds, net of issuance costs:
Series A	$2,938
Series B	8,828
Series C	8,895
Series D	6,734
Series E	13,919

Total cumulative proceeds, net of issuance costs	$41,314

On May 8, 2007, the Company completed its initial public offering and all redeemable convertible preferred stock was converted to common stock. Therefore, the Company had no redeemable convertible preferred stock as of December 31, 2007.

Each share of Series A, B, C, D and E preferred stock contained certain entitlements which benefited the preferred shareholders. These included:

(1) Each share of preferred stock was convertible into one share of common stock at the option of the holder, subject to certain anti-dilution adjustments. All preferred stock automatically converted to common stock in the event of an IPO with aggregate proceeds exceeding $20 million and with a common stock price of $5.51 per share or greater, as long as the underwriters were approved by 75% of the preferred shareholders. Holders of at least 75% of the preferred stock could require mandatory conversion of any series of preferred stock at any time.

(2) Preferred shareholders were entitled to ratable preference payments in the event of liquidation or dissolution of the Company up to $0.82, $0.98, $1.50, $1.84 and $5.94, respectively, per share plus accrued and unpaid dividends. Preferred shareholders participated on an “as converted” basis with common shareholders for any remaining proceeds subject to certain restrictions as defined in the Company’s Amended and Restated Articles of Incorporation.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3) Preferred shareholders were entitled to cumulative dividends at an annual rate of $0.07, $0.08, $0.09, $0.11 and $0.35 per share, respectively, compounded quarterly. Through December 31, 2006, no dividends had been declared on any series of stock. At December 31, 2006, accumulated dividends in arrears were approximately $1.8 million, $4.2 million, $2.3 million, $1.2 million and $0.8 million to the preferred shareholders, respectively. All accrued but unpaid preferred stock dividends were cancelled upon conversion to common stock.

(4) Holders of Series A, B, C and D preferred stock had the option to put the stock and the stock issuable upon exercise of the related Series A and D warrants back to the Company for purchase at the greater of $0.82 per Series A share, $0.98 per Series B share, $1.50 per Series C share and $1.84 per Series D share, plus all accrued but unpaid dividends (redemption value), or the current fair market value of the stock. Holders of Series E preferred stock had the option to put their stock back to the Company at $5.94 per share plus accrued dividends. The put rights of the preferred shareholders of all series could not be exercised until December 31, 2007, and required the consent of at least 75% of the preferred shareholders. Due to the aforementioned redemption rights, all preferred stock was presented as temporary equity on the consolidated balance sheets and adjusted by periodic accretions to the statements of operations as an adjustment to net income (loss) so that the carrying amounts would equal the greater of fair market value or redemption value for Series A, B, C and D, and redemption value for Series E. The accretion of the preferred stock was recorded to accumulated deficit. At May 8, 2007 and December 31, 2006, the fair value of each series of the Company’s preferred stock was determined based upon the IPO price and reference to third-party transactions or independent valuations.

Preferred shareholders were entitled to the number of votes equal to the whole number of shares of common stock into which the preferred stock could be converted.

Warrants

At December 31, 2006, the Company had 307,088 and 158,566 warrants outstanding for the purchase of the Company’s Series A and D preferred stock at a price per share of $0.82 and $1.84, respectively. Upon the closing of the IPO on May 8, 2007, the option to put the warrants back to the Company no longer existed and the outstanding Series D warrants became options to purchase common stock at an exercise price of $1.84 per share. At December 31, 2007, the Company had 7,222 warrants outstanding.

As discussed in Note B, in 2006, the Company adopted FSP 150-5 resulting in the reclassification of the carrying value of the preferred stock warrants as a liability and began recording the warrants at fair value at each reporting period with any increase or decrease in fair value reported in other income (expense), net. For the years ended December 31, 2007 and 2006, the Company reported expenses of $0.1 million and $0.9 million for the increased valuations.

The Company selected the Black-Scholes pricing model to determine the fair value of its warrants. The determination of the fair value using this model will be affected by assumptions regarding a number of complex and subjective variables. The assumptions used in the Company’s Black-Scholes calculation for Series A and D warrants at January 1, 2006 were: (i) fair value per share of $6.76 and $6.24, respectively; (ii) expected term of one and three years, respectively; (iii) risk-free interest rate of 4.4% and 4.3%, respectively; (iv) expected volatility of 44% and 49%, respectively; and (v) no expected dividend yield. The assumptions used in the Company’s Black-Scholes calculation for Series A and D warrants at December 31, 2006 were: (i) fair value per share of $8.71 and $8.57, respectively; (ii) expected term of two months and twenty-six months, respectively; (iii) risk-free interest rate of 5.0% and 4.8%, respectively; (iv) expected volatility of 27% and 43%, respectively; and (v) no expected dividend yield. The assumptions used in the Company’s Black-Scholes calculation for Series D warrants at May 8, 2007 were: (i) fair value per share of $19.00; (ii) expected term of approximately two years; (iii) risk-free interest rate of 4.9%; (iv) expected volatility of 43%; and (v) no expected dividend yield.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the underlying preferred stock at January 1, 2006 was determined based upon the sale by the Company of 2,356,435 shares of Series E preferred stock at $5.94 per share on December 29, 2005 and an independent third-party valuation performed by Virchow Krause which allocated the enterprise value of the Company, determined based upon the sale of the Series E preferred stock, to each of the Company’s existing classes of stock including the Series A and D preferred stock. The fair value of the underlying Series A and D preferred stock at December 31, 2006 and May 8, 2007 were determined based upon an independent third-party valuation performed by Virchow Krause and the IPO price. The valuation as of December 31, 2006 was prepared utilizing the probability weighted expected return method as prescribed by the AICPA Practice Aid Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The valuation took into consideration the following scenarios: (i) completion of an initial public offering; (ii) sale or merger; and (iii) remaining private. The valuation amounts determined under each scenario were then probability weighted based upon management’s best estimates of the occurrence of each scenario. The resulting values were then allocated to the Company’s common and each series of preferred stock based upon the economic impact of the conversion rights and liquidation preferences of the preferred stock.

Contingent Common Shares

In addition to the conversion features, the Series A Investment Agreement contained a contingent provision that entitled the Company’s founders and the holders of the Series A preferred stock to receive one share of the Company’s common stock for each 2.86 shares of Series A preferred stock held for a total of 1,288,669 shares of common stock. The other half of the contingent shares were to be issued based upon the price per share to be received by the holders of Series A preferred stock in such sale or IPO. In February 2007, in accordance with the terms of the Series A Investment Agreement, the Company’s Board of Directors allocated one-half of these contingent shares of common stock to holders of Series A preferred stock based upon the fact that a sale or IPO did not occur prior to seven years from the Series A issuance date and one-half of these contingent shares of common stock to our founders based upon the Company’s belief that the anticipated IPO price was greater than eight times the original Series A offering price in 1999. The Company has accounted for the contingent common shares based upon analogy to the guidance provided by Issue 2 of EITF 00-27, “Application of Issue No 98-5 to Certain Convertible Instruments.” The Company believes the contingent common share feature is an embedded, non-detachable feature of the Series A preferred stock and had similar economic characteristics to an embedded conversion option as addressed in EITF 00-27. The conditional obligation to redeem the instrument by transferring assets was approved by the Board of Directors on February 6, 2007 and the Company recognized a charge to retained earnings and an increase to additional paid-in-capital of approximately $104,000.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (ESPP), under which 400,000 shares of common stock can be issued to qualified employees. The participants’ purchase price under the ESPP is 85% of the lesser of (1) the fair market value of common stock as of the beginning of an applicable offering period or (2) the fair market value of the common stock as of an applicable purchase date. Offering periods generally occur once every twelve months. The Company issued approximately 55,000 shares for $0.9 million during the year ended December 31, 2007. As of December 31, 2007, approximately 345,000 shares were available for issuance under the ESPP.

As of December 31, 2007, there was approximately $0.7 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized over a period of approximately 11 months. The fair value of ESPP shares was $6.29 per share. During the year ended December 31, 2007, the Company recorded $0.3 million in share-based compensation expense related to these ESPP shares.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G —	STOCK OPTIONS

The Company sponsors four stock option plans (the “Plans”), which allow for the grant of incentive and nonqualified stock options for the purchase of common stock. Each option entitles the holder to purchase one share of common stock at the specified option price. The exercise price of each incentive stock option granted must not be less than the fair market value on the grant date. The option term is six to ten years. Options vest over three to four years. In 2007, in connection with the Company’s IPO, the Board of Directors approved the 2007 Equity Incentive Plan (the 2007 Plan). Under the 2007 Plan, the Board of Directors is authorized to award stock-based grants to employees, directors, and consultants for up to 2,302,488 shares. As of December 31, 2007, the other three plans remain in effect along with the 2007 Plan; however, options can no longer be granted from these plans.

Prior to January 1, 2006, compensation expense for any difference between the exercise price and the estimated fair market value of the common stock on the date of grant is recognized as compensation expense over the vesting period of the respective options. No compensation expense was recorded in the year ended December 31, 2005.

The following table summarizes information with respect to the Company’s plans (in thousands, except for weighted-average exercise price):

	Shares	Number of	Weighted-
	Available	Options	Average
	for Grant	Outstanding	Exercise Price

Balance at December 31, 2004	2,856	4,405	$0.57
Authorized	2,720	—	—
Granted	(4,334)	4,334	3.13
Exercised	—	(970)	0.15
Cancelled	67	(67)	0.86

Balance at December 31, 2005	1,309	7,702	2.06
Authorized	3,264	—	—
Granted	(2,341)	2,341	6.63
Exercised	—	(826)	1.18
Cancelled	61	(61)	3.04

Balance at December 31, 2006	2,293	9,156	3.30
Granted	(232)	232	20.65
Exercised	—	(2,850)	1.12
Cancelled	16	(207)	4.80

Balance at December 31, 2007	2,077	6,331	$4.24

During the years ended December 31, 2006 and 2005, the Company granted stock options to employees at exercise prices deemed by the Board of Directors to be equal to the fair value of the common stock at the time of grant. The fair value of the common stock at the time of grant was determined by the Board of Directors at each stock option measurement date based primarily on arm’s length sales of the Company’s common and redeemable convertible preferred stock and third-party independent valuations, but also on a variety of other factors including the Company’s financial position and historical financial performance, the status of developments within the Company, the composition and ability of the management team, an evaluation and benchmark of the Company’s competitors, the current climate in the marketplace, the illiquid nature of the common stock, the effect of the rights and preferences of the preferred shareholders, and the prospects of a liquidity event, among others.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The application of the Company’s methodology for determining the fair value of the Company’s common stock at each issuance date during the twelve months prior to December 31, 2006 is discussed below:

On December 29, 2005, the Company sold 2,356,435 shares of Series E convertible preferred stock at $5.94 per share for net proceeds of $13.9 million. Using this information, the Company engaged an independent valuation firm, Virchow Krause to perform a valuation of its common shares based on this preferred stock transaction. The independent valuation report concluded that the common stock was valued at $4.99 per share as of December 29, 2005. This valuation was then used for the option grant made in January 2006.

In the second quarter of 2006, the Board of Directors determined that an updated independent valuation should be performed. The Company engaged the same independent valuation firm that completed the valuation for the January 2006 grants to perform a valuation of all classes of stock. The independent valuation firm, Virchow Krause issued a report dated May 16, 2006, which concluded that the Company’s common stock was valued at $5.35 per share as of March 31, 2006. This valuation was then used for the option grants made in May and July 2006.

On October 23, 2006, the Chairman of the Board, T. Rockwell Mackie, sold an aggregate of 190,400 shares of common stock to two third-party investors, and President, Paul Reckwerdt, sold 190,400 common shares to a single third-party investor. The purchase price of all these shares was $6.75 per share resulting in aggregate proceeds of $1.3 million to each seller. Given the significant size of the transactions and the fact that these shares were sold to third-party investors, the Company concluded that its common stock should be valued at $6.75 per share as of this date. Stock option grants were made based on this price in October, November and early December 2006. Subsequent to the December 7, 2006 option grant date, the Board of Directors determined based upon an independent valuation performed as of December 31, 2006, that the fair value per share was $8.40.

In all cases, the possibility of an initial public offering was factored into the valuation considerations. In addition, the difference in value between the common stock and preferred stock narrowed as the Company moved closer to completing an IPO.

The following table sets forth option grants made during 2006 with intrinsic value calculated based on grant date fair value.

	Number of		Fair Value	Intrinsic
	Options	Exercise	Estimated	Value
Date of Grant	Granted	Price	per Share	per Share

January 2006	34	$4.99	$4.99	$—
May 2006	47	5.35	5.35	—
July 2006	109	5.35	5.35	—
October 2006	190	6.75	6.75	—
November 2006	3	6.75	6.75	—
December 2006	1,958	6.75	8.40	1.65

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, the range of exercise prices on outstanding options was as follows:

	Number of	Remaining	Number of	Weighted-
	Options	Contractual Life	Options	Average
Range of Exercise Price	Outstanding	(Years)	Exercisable	Exercise Price

$ .10 - $.61	335	4.92	335	$0.37
$ 2.82	1,738	6.98	587	2.82
$ 3.46	1,763	5.00	842	3.46
$ 4.99 - $5.35	169	4.27	58	5.33
$ 6.75	2,101	4.88	84	6.75
$18.46 - $27.20	225	5.63	1	20.51

	6,331	5.32	1,907	2.93

Aggregate intrinsic value	$93,323		$31,716

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at December 31, 2007, which was $19.56 per share.

Upon the adoption of SFAS No. 123(R) on January 1, 2006, the Company elected to use the Black-Scholes option-pricing model to value stock options. The Company used historical stock prices of companies which it considered as a peer group as the basis for its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The Company employed the plain-vanilla method of estimating the expected term of the options as prescribed by SAB 107 and SAB 110 as the Company did not have significant historical experience. The forfeiture rate is based on past history of forfeited options. The expense is being allocated using the straight-line method. For the years ended December 31, 2007 and 2006, the Company recorded $3.3 million and $0.2 million, respectively, of stock compensation expense related to the adoption of SFAS No. 123(R). As of December 31, 2007, the Company has $9.7 million of total unrecognized compensation cost related to nonvested awards granted under the Company’s stock based plans that it expects to recognize over a weighted-average period of 2.92 years. Under the prospective method of adoption of SFAS No. 123(R), the Company continues to account for options issued prior to January 1, 2006 under the intrinsic value method of APB 25.

The weighted average fair value per share of options granted for the fiscal years ended December 31, 2007, 2006 and 2005 were $20.65, $8.01 and $3.13, respectively. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model based on the assumption ranges below:

	Years Ended December 31,
	2007	2006	2005

Expected term (years)	4.25	4.25	5.0
Risk-free interest rate	3.4 - 4.6%	3.8 - 5.1%	5.0%
Expected volatility	45 - 46%	65%	N/A
Dividend yield	0%	0%	0%
Expected forfeiture rate	5.4%	2.9%	0%

NOTE H —	RELATED PARTY TRANSACTIONS

The Company has an exclusive license agreement with the Wisconsin Alumni Research Foundation (“WARF”), a shareholder of the Company, to make, use, sell and otherwise distribute products under certain of WARF’s patents anywhere in the world. The Company is required to pay WARF a royalty for each product sold. The Company has recorded to cost of revenue royalties of $1.7 million, $1.3 million and $0.7 million during the years ended December 31, 2007, 2006 and 2005, respectively. The license agreement expires upon expiration of the

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

patents and may be terminated earlier if elected by the Company. The Company may also grant sublicenses to third parties but must pay WARF 50% of all fees, royalties and other payments received. WARF has the right to terminate the license agreement if the Company does not meet the minimum royalty obligations or satisfy other obligations related to its utilization of the technology. If the Company lost this license, it would be unable to produce or sell the System. The Company had an accrued royalty payable balance of $0.6 million and $0.5 million as of December 31, 2007 and 2006, respectively.

The Company purchased certain aircraft flight services from a company owned by a member of the Board of Directors. The Company incurred expenses of $19,000 and $38,000 for this service during the years ended December 31, 2006 and 2005, respectively. There was no payable outstanding at December 31, 2006 and 2005. The services were not utilized during 2007.

The Company incurred fees of $12,000 and $24,000 during the years ended December 31, 2006 and 2005, respectively, in accordance with an agreement with a member of the Board of Directors who provided consulting services to the Company. The agreement guaranteed a minimum payment of $20,000 per year, and was renewable on an annual basis. There was no payable outstanding at December 31, 2006 and 2005. The agreement was cancelled during 2006.

NOTE I —	RETIREMENT PLAN

The Company has a 401(k) plan covering substantially all employees. Employer contributions, which began in 2005, are at the discretion of the Board of Directors and the policy is to fund the 401(k) plan contributions as they accrue. The Company contributed $1.0 million, $0.7 million and $0.3 million during the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE J —	QUARTERLY FINANCIAL DATA

	Fiscal year 2007
	First	Second	Third	Fourth	Total
(In thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year

Revenue	$51,163	$43,715	$59,221	$78,711	$232,810
Gross profit	$21,811	$14,524	$22,070	$28,268	$86,673
Income (loss) before cumulative effect of change in accounting principle	$3,886	$(653)	$2,583	$4,846	$10,662
Net income (loss)	$3,886	$(653)	$2,583	$4,846	$10,662
Net income (loss) attributable to common shareholders	$(131,062)	$(103,287)	$2,583	$4,846	$(226,920)
Basic net income (loss) per share	$(12.13)	$(3.15)	$0.05	$0.10	$(6.35)
Diluted net income (loss) per share	$(12.13)	$(3.15)	$0.05	$0.09	$(6.35)
Shares used in basic per share calculation	10,804	32,819	49,130	49,547	35,731
Shares used in diluted per share calculation	10,804	32,819	54,405	54,066	35,731

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal year 2006
	First	Second	Third	Fourth	Total
(In thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year

Revenue	$27,462	$31,869	$37,173	$59,598	$156,102
Gross profit	$8,142	$8,989	$13,522	$22,796	$53,449
Income before cumulative effect of change in accounting principle	$606	$2,295	$3,144	$8,870	$14,915
Net income (loss)	$(1,534)	$2,295	$3,144	$8,870	$12,775
Net income (loss) attributable to common shareholders	$(10,594)	$(20,448)	$(19,616)	$17,180	$(33,478)
Basic net income (loss) per share	$(1.22)	$(2.31)	$(2.21)	$1.90	$(3.78)
Diluted net income (loss) per share	$(1.22)	$(2.31)	$(2.21)	$1.90	$(3.78)
Shares used in basic per share calculation	8,657	8,844	8,862	9,054	8,856
Shares used in diluted per share calculation	8,657	8,844	8,862	9,054	8,856

The four quarters for net earnings per share may not add to the total year because of differences in the weighted average number of shares outstanding during the quarters and the year.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Because we are not an “accelerated filer” or “large accelerated filer” (as those terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended), this annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period, established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers is set forth in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.” The information required by this item with respect to our directors, our Audit Committee and its members, and Audit Committee financial expert is incorporated by reference from our definitive proxy statement for the 2008 Annual Meeting of Shareholders under the caption “Corporate Governance and Board Matters — The Board of Directors and Committees of the Board.” The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference from our definitive proxy statement for the 2008 Annual Meeting of Shareholders under the caption “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted a Comprehensive Compliance Program that applies to all of our executive officers and directors. The Comprehensive Compliance Program is posted on our website. The Internet address for our website is http://www.tomotherapy.com and the Comprehensive Compliance Program may be found as follows:

1. From our main web page, first click on “Investor Relations.”

2. Next, click on “Corporate Governance” in the top navigation bar.

3. Finally, click on “Comprehensive Compliance Program” under “Governance Documents.”

Copies of our Comprehensive Compliance Program may also be obtained without charge by sending a written request to our Secretary at our executive offices.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from our definitive proxy statement for the 2008 Annual Meeting of Shareholders under the caption “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans (share amounts are in thousands).

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued	Weighted Average	Equity Compensation
	Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in the
	Warrants and Rights	Warrants and Rights	First Column)

Equity compensation plans approved by security holders	6,331	$4.24	2,077
Equity compensation plans not approved by security holders	0	$0.00	0
Total	6,331	$4.24	2,077

The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of management is incorporated by reference from our definitive proxy statement for the 2008 Annual Meeting of Shareholders under the caption “Stock Ownership — Beneficial Ownership of Certain Shareholders, Directors and Executive Officers.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item with respect to certain relationships and related transactions is incorporated by reference from our definitive proxy statement for the 2008 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.” The information required by this item with respect to director independence is incorporated by reference from our definitive proxy statement for the 2008 Annual Meeting of Shareholders under the caption “Corporate Governance and Board of Directors Matters.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from our definitive proxy statement for the 2008 Annual Meeting of Shareholders under the caption “Proposal Two — Ratification of the Appointment of Our Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements

The financial statements of TomoTherapy Incorporated are set forth in Item 8 of this Report.

(b) Financial Statement Schedule

		SCHEDULE II
(in thousands)		Valuation and Qualifying Accounts
		Balance at			Balance at
		beginning of			end of
December 31,	Description	period	Increases	Deductions	period
2007	Valuation allowance for deferred tax assets	$1,253	$297	$24	$1,526
2006	Valuation allowance for deferred tax assets	$13,137	$113	$11,997	$1,253
2005	Valuation allowance for deferred tax assets	$12,326	$1,214	$403	$13,137

(c) Exhibits

The following exhibits are incorporated by reference or filed herewith.

3	.1(5)	Amended and Restated Articles of Incorporation of the Registrant
3	.3(1)	Amended and Restated Bylaws of the Registrant
4	.1(3)	Form of the Registrant’s Common Stock Certificate
4	.2(1)	Form of Series D warrant issued by Registrant on February 18, 2004
10	.1(2)	Amended and Restated Investment Agreement, dated February 8, 2007, by and among the Registrant and the other parties thereto, as amended
10	.2(1)	Loan Agreement, dated February 11, 1999, by and between the Registrant and Venture Investors Early Stage Fund II Limited Partnership, as amended
10	.3(1)	Note and Warrant Purchase Agreement, by and among the Registrant and the other parties thereto dated May 1, 2003, as amended
10	.4†(4)	License Agreement, dated February 22, 1999, by and between the Registrant and Wisconsin Alumni Research Foundation, as amended
10	.5(1)	Equity Agreement, dated February 22, 1999, by and between the Registrant and Wisconsin Alumni Research Foundation
10	.6(3)	Employment Agreement by and between the Registrant and Frederick A. Robertson, M.D.
10	.7(3)	Employment Agreement by and between the Registrant and Stephen C. Hathaway
10	.8(3)	Employment Agreement by and between the Registrant and Paul J. Reckwerdt
10	.11†(4)	Development and OEM Supply Agreement by and between the Registrant and Analogic Corporation, dated January 27, 2003
10	.12†(4)	Manufacturing and Supply Agreement by and between the Registrant and Siemens Medical Solutions USA, Inc., dated November 14, 2003, as amended
10	.13(1)	Lease Agreement, dated January 26, 2005, as amended, by and between the Registrant and Old Sauk Trails Park Limited Partnership for the property located at 1240 Deming Way, Madison, WI
10	.14(1)	Lease Agreement, dated October 28, 2005, by and between the Registrant and Adelphia, LLC for the property located at 1209 Deming Way, Madison, Wisconsin
10	.15(1)	Time Sharing Agreement, effective December 2005, by and between the Registrant and Cozzens and Cudahy Air, Inc.
10	.16(1)	Incentive Stock Option Plan, as amended, and forms of option agreements thereunder
10	.17(1)	2000 Stock Option Plan, as amended, and forms of option agreements thereunder
10	.18(1)	2002 Stock Option Plan, as amended, and forms of option agreements thereunder
10	.19(3)	2007 Equity Incentive Plan
10	.20(3)	2007 Employee Stock Purchase Plan
10	.21(1)	Standard Terms and Conditions of Sale

10	.22(1)	International Standard Terms and Conditions of Sale
10	.23(1)	Tomo Lifecycle Care (TLC) and Partnership Terms and Conditions
10	.24†(1)	Logistics Services Agreement between the Registrant and Kuehne + Nagal Inc., dated September 7, 2005
10	.25†(4)	Purchase Order between the Registrant and ReMedPar, Inc., dated February 7, 2007
10	.26(3)	Form of Director and Executive Officer Indemnification Agreement
10	.27(3)	Form of Noncompetition Agreement
10	.28(3)	Form of Assignment of Inventions Agreement
10	.29(3)	Form of Confidentiality Agreement
10	.30†(4)	Variable Pay Plan
10	.31(6)	Amendment, dated April 16, 2007, to License Agreement, dated February 22, 1999, by and between the Registrant and Wisconsin Alumni Research Foundation
10	.32(6)	Amendment and Waiver, dated as of September 13, 2007, to Amended and Restated Investment Agreement, dated February 8, 2007, by and among the Registrant and the other parties thereto
10	.33(7)	TomoTherapy Deferred Compensation Plan
10	.34*	Employment Agreement by and between the Registrant and Steven G. Books
10	.35*	Employment Agreement by and Between the Registrant and Mary Elizabeth Klein
21	.1(1)	Subsidiary of the Registrant
23	.1*	Consent of Grant Thornton LLP, independent registered public accounting firm
23	.2*	Consent of Virchow Krause Valuation, LLC
31	.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibit of like number to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007 (File No. 333-140600).

(2)	Incorporated by reference to the exhibit of like number to Amendment No. 1 to the Company’s registration statement on Form S-1 filed with the SEC on March 22, 2007 (File No. 333-140600).

(3)	Incorporated by reference to the exhibit of like number to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with (3) the SEC on April 16, 2007 (File No. 333-140600).

(4)	Incorporated by reference to the exhibit of like number to Amendment No. 3 to the Company’s registration statement on Form S-1 filed with the SEC on April 19, 2007 (File No. 333-140600).

(5)	Incorporated by reference to the exhibit of like number to Amendment No. 8 to the Company’s registration statement on Form S-1 filed with the SEC on May 8, 2007 (File No. 333-140600).

(6)	Incorporated by reference to the exhibit of like number to the Company’s registration statement on Form S-1 filed with the SEC on September 21, 2007 (File No. 333-146219).

(7)	Incorporated by reference to exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2007.

*	Filed herewith

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the Registration Statement and submitted separately to the Securities and Exchange Commission.

The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of TomoTherapy Incorporated under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TomoTherapy Incorporated

By:	/s/ Frederick A. Robertson
Frederick A. Robertson, M.D.
Chief Executive Officer

Dated: March 19, 2008

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Stephen C. Hathaway and Shawn D. Guse his true and lawful attorney-in-fact, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below on March 19, 2008, by the following persons in the capacities indicated.

Name	Position

/s/ Frederick A. Robertson Frederick A. Robertson, M.D.	Chief Executive Officer and Director (principal executive officer)

/s/ Stephen C. Hathaway Stephen C. Hathaway	Chief Financial Officer (principal financial and accounting officer)

/s/ Paul J. Reckwerdt Paul J. Reckwerdt	President and Director

/s/ T. Rockwell Mackie T. Rockwell Mackie, Ph.D.	Director

/s/ John J. Greisch John J. Greisch	Director

/s/ Sam R. Leno Sam R. Leno	Director

/s/ John J. McDonough John J. McDonough	Director

Name	Position

/s/ John P. Neis John P. Neis	Director

/s/ Cary J. Nolan Cary J. Nolan	Director

/s/ Carlos A. Perez Carlos A. Perez, M.D.	Director

/s/ Frances S. Taylor Frances S. Taylor	Director