Form 10-Q
period 2008-03-31
TomoTherapy Inc
filed 2008-05-07
CIK 1317872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33452
TomoTherapy Incorporated
(Exact name of registrant as specified in its charter)

Wisconsin	39-1914727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1240 Deming Way, Madison, Wisconsin	53717
(Address of principal executive offices)	(Zip Code)
(608) 824-2800
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of Common Stock outstanding as of April 30, 2008: 50,171,542 shares.

TomoTherapy Incorporated
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$165,827	$191,780
Accounts receivable	37,543	44,596
Inventories	68,558	53,171
Deferred tax assets	6,832	3,433
Prepaid expenses and other current assets	2,615	1,622

Total current assets	281,375	294,602
Property and equipment, net	21,218	19,894
Deferred tax assets	6,082	6,027
Other non-current assets, net	7,523	6,642

TOTAL ASSETS	$316,198	$327,165

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$16,593	$17,655
Accrued expenses	14,493	21,699
Accrued warranty	7,268	7,973
Deferred revenue	16,088	15,517
Customer deposits	20,731	20,309

Total current liabilities	75,173	83,153
Other non-current liabilities	5,366	5,318

Total liabilities	80,539	88,471

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value, 10,000,000 shares authorized at March 31, 2008 and December 31, 2007; zero shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	—	—
Common stock, $.01 par value, 200,000,000 shares authorized at March 31, 2008 and December 31, 2007; 50,116,680 and 49,740,577 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	501	497
Additional paid-in capital	653,699	651,725
Treasury stock, 1,632 shares at cost	—	—
Accumulated other comprehensive income (loss)	636	(523)
Accumulated deficit	(419,177)	(413,005)

Total shareholders’ equity	235,659	238,694

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$316,198	$327,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2008	2007
Revenue	$38,900	$51,163
Cost of revenue	30,682	29,352

Gross profit	8,218	21,811

Operating expenses:
Research and development	9,525	7,155
Selling, general and administrative	10,668	8,625

Total operating expenses	20,193	15,780

Income (loss) from operations	(11,975)	6,031
Other income (expense):
Interest income	1,774	132
Interest expense	(11)	(38)
Other income (expense), net	(74)	7

Total other income	1,689	101

Income (loss) before income tax	(10,286)	6,132
Income tax expense (benefit)	(4,114)	2,246

Net income (loss)	(6,172)	3,886
Accretion of redeemable convertible preferred stock	—	(134,948)

Net loss attributable to common shareholders	$(6,172)	$(131,062)

Net loss per share attributable to common shareholders
Basic and diluted	$(0.12)	$(12.13)

Weighted average common shares outstanding used in computing net loss per share attributable to common shareholders
Basic and diluted	50,024	10,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(6,172)	$3,886
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,958	1,471
Noncash charge for stock compensation	1,009	810
Deferred income tax provision (benefit)	(3,454)	1,792
Deferred rent	66	107
Loss on disposal of property and equipment	—	4
Change in carrying value of convertible preferred stock warrants	—	58
Provision for warranties	1,925	2,625
Provision for obsolete inventory	75	891
Changes in operating assets and liabilities:
Accounts receivable	12,558	(20,364)
Inventories	(14,412)	(12,790)
Prepaid expenses and other current assets	(977)	(898)
Accounts payable	(7,465)	3,951
Accrued expenses	(7,344)	(2,136)
Accrued warranty	(2,630)	(1,921)
Deferred revenue	301	8,571
Customer deposits	422	(3,484)
Other non-current liabilities	67	—

Net cash used in operating activities	(24,073)	(17,427)

Cash flows from investing activities:
Purchase of property and equipment	(2,425)	(1,929)
Purchase of test systems	(1,531)	(66)
Capitalization of software costs	(36)	—
Payments for intangible assets	—	(5)

Net cash used in investing activities	(3,992)	(2,000)

Cash flows from financing activities:
Payments on notes payable	(16)	(8)
Proceeds from exercise of warrants	7	523
Proceeds from exercise of stock options	962	1,455

Net cash provided by financing activities	953	1,970
Effect of exchange rate changes on cash	1,159	(36)

Decrease in cash and cash equivalents	(25,953)	(17,493)
Cash and cash equivalents at beginning of period	191,780	20,137

Cash and cash equivalents at end of period	$165,827	$2,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A — DESCRIPTION OF BUSINESS
     TomoTherapy Incorporated, a Wisconsin corporation, (the Company) developed, markets and sells the Hi Art system (the System), an advanced and versatile radiation therapy system for the treatment of a wide variety of cancers. The Company markets the System to hospitals and cancer treatment centers.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
     The condensed consolidated financial statements include those of the Company and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for the year ending December 31, 2008.
     The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
     The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Use of Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Inventories
     Components of inventory include raw materials, work-in-process and finished goods. Finished goods include in-transit systems that have been shipped to the Company’s customers but are not yet installed and accepted by the customer. All inventories are stated at the lower of cost or market, cost determined by the first-in first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding twelve months, expected demand, technological obsolescence and other information. The Company records as a charge to cost of revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2008 and December 31, 2007, the Company had an inventory reserve of $8.2 million and $9.2 million, respectively. Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in the cost of revenue line item within the statements of operations.

     Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Raw materials	$45,852	$41,405
Work-in-process	10,578	8,722
Finished goods	12,128	3,044

	$68,558	$53,171

Accrued Expenses
     Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Commissions and payroll-related	$4,921	$6,597
Bonuses	956	5,249
Other	8,616	9,853

	$14,493	$21,699

Warranty Cost
     The Company’s sales terms include a warranty that generally covers the first year of system operation and is based on terms that are generally accepted in the marketplace. The Company records a current liability for the expected cost of warranty-related claims at the time of sale. The following table presents changes in the Company’s product warranty liability (in thousands):

	March 31,	March 31,
	2008	2007
Balance, beginning of period	$7,973	$5,307
Charged to cost of revenue	1,925	2,625
Adjustments related to change in estimate	345	175
Actual product warranty expenditures	(2,975)	(2,096)

Balance, end of period	$7,268	$6,011

Revenue Recognition
     Revenue is recognized from system sales, including sales to distributors, and related services when earned in accordance with Staff Accounting Bulletin, or SAB No. 104, Revenue Recognition, and Emerging Issues Task Force Issue (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when the following criteria are met: persuasive evidence of an arrangement exists, title and risk of loss have been transferred to the customer, the sales price is fixed or determinable and collection is reasonably assured.
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
     The Company sells optional software packages. The selling price, cost and functionality of this software is incidental to the operation of the System itself. The Company recognizes revenue for this software product in accordance with SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Agreements. The Company recognizes license revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivable is reasonably assured and delivery of the product has occurred, provided that all other criteria for revenue recognition under SOP No. 97-2 have been met. Revenue earned on software arrangements involving multiple elements are allocated to each element based on vendor specific objective evidence (VSOE) of fair value, which is based on the price charged when the same element is sold separately. In instances when evidence of VSOE of all undelivered elements exists, evidence does not exist for one or more delivered elements and the fair value of all of the undelivered elements is less than the arrangement fee, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Therefore, to the extent that a discount exists, the Company attributes the discount entirely to the delivered elements.
Stock-Based Compensation
     The Company accounts for share-based payments in accordance with SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period) of the grant. See Note F for further disclosure related to SFAS No. 123(R).
     The table below summarizes the net effect of recording share-based compensation expense under SFAS No. 123(R), which is allocated as follows (in thousands):

	Three months ended March 31,
	2008	2007
Cost of revenue	$149	$115
Research and development	255	182
Selling, general and administrative	440	513
Income tax benefit	(142)	(131)

	$702	$679

Net Income (Loss) Per Share of Common Stock
     Net income (loss) per share of common stock is as follows for the three months ended March 31, 2008 and 2007, respectively (in thousands, except per share amounts):

	Three months ended March 31,
	2008	2007
Net income (loss) per common share:
Basic and diluted:
Net income (loss)	$(0.12)	$0.36

Net loss attributable to common shareholders	$(0.12)	$(12.13)

Weighted average common shares outstanding used in:
Basic and diluted	50,024	10,804

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
     Diluted net loss attributable to common shareholders per share is the same as basic net loss attributable to common shareholders per share for the three months ended March 31, 2008 and 2007, since the effects of potentially dilutive securities are anti-dilutive. The number of anti-dilutive shares excluded from the calculation of diluted net loss per share are as follows (in thousands):

	Three months ended March 31,
	2008	2007
Preferred stock (as if converted)	—	25,677
Contingent common shares	—	1,289
Stock options and warrants	5,985	7,240

	5,985	34,206

     Pro forma net income per share assuming conversion of preferred stock, contingent common shares, outstanding stock options and warrants for the three months ended March 31, 2007 was as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2008	2007
Historical
Numerator:
Net loss attributable to common shareholders	$(6,172)	$(131,062)

Denominator:
Weighted-average shares of common stock outstanding	50,024	10,804

Net loss attributable to common shareholders per share — basic and diluted	$(0.12)	$(12.13)

Pro forma (unaudited)
Numerator:
Net loss		$(131,062)
Pro forma adjustment to add back preferred stock accretion		134,948

Pro forma net income available for shareholders		$3,886

Denominator for pro forma basic net income per share:
Weighted-average shares of common stock outstanding		10,804
Pro forma adjustments to reflect assumed conversion of preferred stock (as if converted)		25,498
Pro forma adjustment to reflect assumed conversion of contingent common shares (as if converted)		1,289

Shares used to compute pro forma basic net income per common share		37,591

Pro forma basic net income per share		$0.10

Denominator for pro forma diluted net income per share:
Weighted-average shares of common stock outstanding		10,804
Pro forma adjustments to reflect assumed conversion of preferred stock (as if converted)		25,498
Pro forma adjustment to reflect assumed conversion of contingent common shares (as if converted)		1,289
Pro forma adjustments to reflect assumed exercise of warrants and stock options using treasury stock method		4,577

Shares used to compute pro forma diluted net income per share		42,168

Pro forma diluted net income per share		$0.09

Segment Information
     The Company has determined that it operates in only one segment in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” as it only reports profit and loss information on an aggregate basis to its chief operating decision maker.
     The Company categorizes revenue by major type. The following table summarizes revenue by major type (in thousands):

	Three months ended March 31,
	2008	2007
Product	$32,487	$48,466
Service and other	6,413	2,697

	$38,900	$51,163

Recent Accounting Pronouncements
     In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109), and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN No. 48 effective January 1, 2007 and it did not have a material impact on the consolidated financial statements (See Note C).
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 in 2008 did not have an impact on the Company’s results of operations or financial position.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure at fair value some financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 in 2008 did not have an impact on the Company’s results of operations or financial position.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. We will be required to adopt SFAS No. 141(R) and SFAS No. 160 on or after December 15, 2008. We do not expect the adoption SFAS No. 141(R) and SFAS No. 160 to have a material impact on our consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures for derivative and hedging activities. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of the adoption of this statement.
NOTE C — INCOME TAXES
     For the three months ended March 31, 2008, the Company’s effective income tax rate was 40%, which differed from the federal statutory rate of 35% primarily due to state income taxes and permanent items. For the three months ended March 31, 2007, the effective tax rate was 37%. The federal tax credit for research activities expired on December 31, 2007. Although this credit has a history of expiration and subsequent reinstatement, we cannot pass judgment on its future status when calculating an interim period tax expense. Therefore, the expiration of this credit has impacted our effective tax rate for the three months ended March 31, 2008.
     At March 31, 2008 and 2007, the Company had $13.5 million and $8.6 million of federal net operating loss carryforwards, respectively, and $3.8 million and $2.4 million of federal research tax credit carryforwards, respectively, both of which will expire beginning in 2023. In the event of a change in ownership greater than 50% in a three-year period, utilization of the net operating losses and research tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. At March 31, 2008 and 2007, the Company had $20.5 million and $17.7 million of state net operating loss carryforwards, respectively, and $2.1 million and $1.1 million of state research tax credit carryforwards, respectively, both of which will expire beginning in 2014. SFAS No. 109 requires that a deferred tax asset be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At March 31, 2008 and 2007, the Company had valuation allowances of $1.7 million and $1.2 million, respectively, primarily relating to state net operating loss and research tax credits carryforwards for which the Company believes realization is uncertain.
     As required by FIN No. 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-

likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open. The amount of unrecognized tax benefits as of March 31, 2008 and 2007, was $3.1 million and $1.8 million, respectively, which if ultimately recognized, will reduce the Company’s annual effective tax rate.
     The Company’s practice is to accrue interest and penalties related to uncertain tax positions as a component of income tax expense. At March 31, 2008 and December 31, 2007, the Company did not have any accrued interest and penalties nor did it recognize any interest and penalties for the three months ended March 31, 2008 and 2007.
     The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. All of the Company’s tax years are currently open to examination by the U.S. federal and state tax authorities due to the carryforward of unutilized net operating losses and research tax credits.
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
     The Company leases four facilities under separate operating leases with various expiration dates through 2018. The Company also leases automobiles under separate operating leases with various expiration dates through 2012. Rent expense during the three months ended March 31, 2008 and 2007 was $0.9 million and $0.6 million, respectively.
NOTE E — TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Redeemable Convertible Preferred Stock
     Prior to the Company’s initial public offering (IPO) on May 8, 2007, it issued various classes of preferred stock. The holders of Series A, B, C and D preferred stock had the option to put their shares back to the Company at the greater of the original purchase price plus accrued dividends, or the current fair market value of the shares. The holders of Series E preferred stock had the option to put their shares back to the Company at the original purchase price plus accrued dividends. As a result, during the three months ended March 31, 2007, the carrying value of the preferred stock was increased by an accretion so that the carrying amounts equaled the greater of fair value or the defined redemption value for the Series A, B, C and D preferred stock. The Series E preferred stock was increased to its redemption value, including accrued dividends. The put option and the related accretion of the preferred shares terminated upon the closing of the IPO. The fair value of the Company’s Series A, B, C and D preferred stock at March 31, 2007 was determined based upon an independent third-party valuation, which resulted in an accretion charge of $134.9 million for the three months ended March 31, 2007. The accreted amounts were recorded to accumulated deficit. The resulting value was then allocated to the Company’s common and each series of preferred stock based upon the economic impact of the conversion rights and liquidation preferences of the preferred stock.
Warrants
     Prior to the Company’s IPO, it had 307,088 and 158,566 warrants outstanding for the purchase of the Company’s Series A and D preferred stock at a price per share of $0.82 and $1.84, respectively. Upon the closing of the IPO, the option to put the warrants back to the Company no longer existed and the outstanding Series D warrants became options to purchase common stock at an exercise price of $1.84 per share. At March 31, 2008 and December 31, 2007, the Company had 3,273 and 7,222 warrants outstanding.
     In 2006, the Company adopted the FASB issued Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable. As a result, the Company reclassified the carrying value of the preferred stock warrants as a liability and recorded the warrants at fair value at each reporting period with any change in fair value reported in other income (expense), net. For the three months ended March 31, 2007, the Company reported expenses of $0.1 million for the increased valuations.
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
Contingent Common Shares
     In addition to the conversion features, the Series A Investment Agreement contained a contingent provision that entitled the Company’s founders and the holders of the Series A preferred stock to receive one share of the Company’s common stock for each 2.86 shares of Series A preferred stock held for a total of 1,288,669 shares of common stock. The other half of the contingent shares were to be issued based upon the price per share to be received by the holders of Series A preferred stock in such sale or IPO. In February 2007, in accordance with the terms of the Series A Investment Agreement, the Company’s Board of Directors allocated one-half of these contingent shares of common stock to holders of Series A preferred stock based upon the fact that a sale or IPO did not occur prior to seven years from the Series A issuance date and one-half of these contingent shares of common stock to our founders based upon the Company’s belief that the anticipated IPO price was greater than eight times the original Series A offering price in 1999. The Company has accounted for the contingent common shares based upon analogy to the guidance provided by Issue 2 of EITF 00-27, Application of Issue No 98-5 to Certain Convertible Instruments (EITF 00-27). The Company believes the contingent common share feature is an embedded, non-detachable feature of the Series A preferred stock and had similar economic characteristics to an embedded conversion option as addressed in EITF 00-27. The conditional obligation to redeem the instrument by transferring assets was approved by the Board of Directors on February 6, 2007 and the Company recognized a charge to retained earnings and an increase to additional paid-in-capital of approximately $0.1 million.
NOTE F — STOCK OPTIONS
     The Company sponsors four stock option plans (the Plans), which allow for the grant of incentive and nonqualified stock options for the purchase of common stock. Each option entitles the holder to purchase one share of common stock at the specified option price. The exercise price of each incentive stock option granted must not be less than the fair market value on the grant date. The option term is six to ten years. Options vest over three to four years. In 2007, in connection with the Company’s IPO, the Board of Directors approved the 2007 Equity Incentive Plan (the 2007 Plan). Under the 2007 Plan, the Board of Directors is authorized to award stock-based grants to employees, directors, and consultants for up to 2,302,488 shares. As of March 31, 2008, the other three plans remain in effect along with the 2007 Plan; however, options can no longer be granted from these plans.
     The following table summarizes information with respect to the Company’s Plans (in thousands, except for weighted average exercise price):

		Options Outstanding
				Weighted-
				Average
	Shares		Weighted-	Remaining	Aggregate
	Available	Number of	Average Exercise	Contractual	instrinsic
	for Grant	Shares	Price	Term (in years)	value
Balance at December 31, 2007	2,077	6,331	$4.24
Granted	(49)	49	17.04
Exercised	—	(372)	2.58
Cancelled	4	(26)	6.92

Balance at March 31, 2008	2,032	5,982	$5.11	5.19	$56,814

Exercisable at March 31, 2008		2,079	$3.03	5.68	$23,579

     Upon the adoption of SFAS No. 123(R), the Company elected to use the Black-Scholes option-pricing model to value stock options. The Company used historical stock prices of companies which it considered as a peer group as the basis for its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The Company employed the plain-vanilla method of estimating the expected term of the options as prescribed by SAB 107 and SAB 110, as the Company did not have significant historical experience. The forfeiture rate is based on past history of forfeited options. The expense is being allocated using the straight-line method. For the three months ended March 31, 2008 and 2007, the Company recorded $0.8 million and $0.8 million, respectively, of stock compensation expense related to the adoption of SFAS No. 123(R). As of March 31, 2008, the Company had $8.6 million of total unrecognized compensation cost related to non-vested awards granted under the Company’s stock based plans that it expects to recognize over a weighted-average period of 2.72 years. Under the prospective method of adoption of SFAS No. 123(R), the Company continues to account for options issued prior to January 1, 2006 under the intrinsic value method of APB 25.
     The weighted average fair value per share of options granted during the three months ended March 31, 2008 was $17.04. There were no option grants made during the three months ended March 31, 2007. The fair value of each option grant for the three months ended March 31, 2008 was estimated at the date of grant using the Black-Scholes option-pricing model based on the assumption ranges below:

	Three months ended March 31,
	2008	2007
Employee Stock Option Plans
Expected term (in years)	4.25	N/A
Risk-free interest rate	2.7%	N/A
Expected volatility	46%	N/A
Expected dividend	—	N/A
Expected forfeiture rate	5.4%	N/A
NOTE G — RELATED PARTY TRANSACTIONS
     The Company has an exclusive license agreement with the Wisconsin Alumni Research Foundation (WARF), a shareholder of the Company, to make, use, sell and otherwise distribute products under certain of WARF’s patents anywhere in the world. The Company is required to pay WARF a royalty for each product sold. The Company has recorded to cost of revenue royalties of $0.3 million and $0.3 million during the three months ended March 31, 2008 and 2007, respectively. The license agreement expires upon expiration of the patents and may be terminated earlier if elected by the Company. The Company may also grant sublicenses to third parties but must pay WARF 50% of all fees, royalties and other payments received. WARF has the right to terminate the license agreement if the Company does not meet the minimum royalty obligations or satisfy other obligations related to its utilization of the technology. If the Company lost this license, it would be unable to produce or sell the System. The Company had an accrued royalty payable balance of $0.3 million and $0.6 million as of March 31, 2008 and December 31, 2007, respectively.
NOTE H— OTHER EVENTS
     On April 17, 2008, the Company entered into an agreement with Sichuan Nanguang Vacuum Technology Incorporated Ltd. and Yao Chongguo to acquire 100% of the outstanding stock of Chengdu Twin-Peak Accelerator Technology Inc., a privately held company based in Chengdu, China for consideration of approximately $2.6 million.
     On April 28, 2008, the Company announced its participation in a new venture, Compact Particle Acceleration Corporation (CPAC), to develop a state-of-the-art, compact proton therapy system for the treatment of cancer. CPAC conducted the initial closing of phase I of the investment, and anticipates completing phase I financing estimated at $13 million during the quarter ending June 30, 2008. Investors in CPAC will include the Company, private investors and potential customers. A total investment of approximately $45 million is anticipated to be completed in three phases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. It should also be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report.
Forward-looking Statements
     Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the Federal Securities Laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook,” and similar words. You should read statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed below under “Financial Performance” and elsewhere in this Quarterly Report. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.
Overview
     We developed, market and sell the Hi Art system, an advanced and versatile radiation therapy system for the treatment of a wide variety of cancers. The Hi Art system combines integrated CT imaging with radiation therapy to deliver radiation treatment with speed and precision while reducing radiation exposure to surrounding healthy tissue, which we believe can lead to improved patient outcomes. We market the system to hospitals and cancer treatment centers in North America, Europe and Asia-Pacific and offer customer support services in each region either directly or through distributors.
     Since commercial introduction of the Hi Art system in 2003, we have experienced rapid revenue growth and have invested significantly in our manufacturing and service and support infrastructure. For the three months ended March 31, 2008 and 2007, our revenue was $38.9 million and $51.2 million, respectively. Our net loss for the three months ended March 31, 2008 was $6.2 million and our pro forma net income for the three months ended March 31, 2007 was $3.9 million. As of March 31, 2008, we had a backlog of $260 million, the majority of which we expect to deliver in the next twelve months.
Financial Performance
     Our business, financial position and results of operations, as well as the period-to-period comparability of our financial results, are significantly affected by a number of factors, some of which are beyond our control, including the following:
Revenue
     Almost all of our revenue is generated from sales of the Hi Art system. We negotiate the actual purchase price with each customer, and, historically, the purchase price has varied significantly. Generally, our international pricing has been higher than our domestic pricing. Our revenue projections can be impacted by a number of factors, including but not limited to the following:
•	The Hi Art system has a lengthy sales cycle. We generally recognize revenue from a system sale upon customer acceptance, and each installation represents a significant component of our revenue for a particular period. While the majority of our orders in backlog are delivered within twelve months, it occasionally takes longer until a system has been installed and accepted by the customer. Therefore, if a few customers defer installation of the Hi Art system for even a short time, recognition of a significant amount of revenue may be deferred to a subsequent period.
•	We have not yet been negatively impacted by the current global economic conditions or the tightening of the credit market. However, since the Hi Art system is a major capital equipment purchase and may require funding through a credit facility or lease arrangement, customers who have placed orders may have difficulty making payments or customers who are in the process of placing orders may have difficulty obtaining credit. Therefore, order cancellations could occur. In addition, potential new customers may delay placing capital equipment orders in such situations, or may choose to purchase equipment that is less costly.

•	Our mix of customers may impact our average selling prices. Increased sales of the Hi Art system outside of North America have tended to impact our gross margins favorably due to higher average selling prices in these markets. We intend to continue to expand our international selling efforts although we cannot be certain that favorable pricing trends will continue.

•	Our focus on sales to for-profit multi-center customers may require us to lower the selling price of the Hi Art system, as these customers tend to be more price conscious and may be motivated by quantity discounts. In addition, these orders may remain in backlog longer than we have historically experienced.

•	Our ability to demonstrate the clinical benefits of the Hi Art system compared to competing systems is likely to be a factor in our ability to maintain the selling price of the Hi Art system. To compete favorably with our competitors, we may need to perform expensive clinical trials in order to prove the clinical benefit of the system or offer additional features that could take a high level of time and expense to develop.
Backlog. We define backlog as the total contractual value of all firm orders received for the Hi Art system and optional related products. Such orders must be evidenced by a signed quotation or purchase order from the customer. As of March 31, 2008, our backlog was approximately $260 million.
Customer concentration. No single customer accounted for more than 10% of our revenue for the three months ended March 31, 2008 and 2007.
Geographic breakdown. The following table sets forth the geographic breakdown of our revenue for the periods indicated:

	Three months Ended March 31,
	2008	2007
North America	77%	50%
Europe	12%	44%
Asia-Pacific	11%	6%

	100%	100%

     Cost of revenue
     Cost of revenue consists of material, labor and overhead costs incurred in the manufacture of the Hi Art system. It also includes the cost of shipping the system to the customer site, installation costs, warranty accrual and royalty payments to WARF. Another significant cost is the customer support and service infrastructure required to service and repair the equipment during the warranty and service contract periods. In future periods, we expect to improve our gross margins through the following initiatives:
Component supply and cost.  Our cost of revenue has been impacted by high component costs and higher replacement rates than we originally anticipated, resulting in increased warranty expense and negative profit margins on many service contracts. We believe that these higher component costs and failure rates resulted both from smaller initial production volumes and from our reliance on sole-source suppliers for a number of key components. We are developing alternate components and implementing enhancements to increase the performance of components currently used in the Hi Art system. We are also seeking to identify lower-priced components of improved performance and quality, as well as making engineering improvements to the Hi Art system in order to reduce costs. We believe that achieving these goals should result in reduced costs in the long term.
Service and support expenses.  The majority of our existing service contracts currently have negative gross profit margins, and we have recorded a reserve for the estimated future losses on these service contracts. We expect to generate positive margins over time by leveraging our fixed service infrastructure costs over a larger installed base, by adjusting the price for some of our older annual service contracts, by providing improved training of our personnel and by introducing several component design changes, which should improve system performance.
     Our ability to execute on these strategies to reduce service and support expenses as well as component costs has a direct impact on our plan to improve margins in the future.
Operating expenses
     We have significantly expanded our total number of employees over the last year primarily for the expansion of our research and development, service and support and sales and marketing capabilities. As of March 31, 2008 and 2007, we had 707 and 525 employees, respectively. We expect to continue increasing our operating expenses in absolute dollars as we add resources to execute on our growth strategies and initiatives.
Nonoperating expenses
     As a global entity, we are exposed to changes in foreign currency exchange rates. Foreign currency exchange rate fluctuations could have a material negative impact on our financial results. Our primary exposures are related to foreign currency denominated sales and expenses in Europe. We do not currently have a hedging program in place to offset these risks.
Income tax expenses
     Multiple taxing jurisdictions. We are subject to taxes on earnings in the United States and in numerous foreign jurisdictions. Significant judgments and estimates are required when evaluating our tax positions and determining our provision for taxes on earnings. As a result, our world wide effective tax rate may fluctuate based on a number of factors including variations in projected taxable income in the numerous geographic locations in which we operate, changes in the valuation of our deferred tax assets, tax positions taken on tax returns filed in the geographic locations in which we operate, introduction of new accounting standards or changes in tax liabilities to address potential tax exposures related to business and income tax positions we have taken that could be challenged by taxing authorities.
     Income tax expense reserves. We maintain reserves for potential tax liabilities that may arise in the geographic locations in which we operate. The calculation of our tax reserves involves significant judgments in addressing uncertainties in the application of complex tax laws in the numerous jurisdictions in which we operate. These reserves are based on our assessment of the likelihood of an unfavorable outcome and may be adjusted from time to time when facts and circumstances change. We maintain these reserves until such time as the matter has been resolved, the statutory period for any adjustment has passed or facts and circumstances change. The ultimate resolution of these potential exposures may be greater or less than the reserves recorded, which could result in an adjustment to our future tax provision.
     Research and development income tax credit. The tax credit for increasing research activities expired on December 31, 2007. As a result, our effective tax rate for the three months ended March 31, 2008 does not include any effect for the credit. Although recent history has indicated that the federal government will offer some form of credit extension, there is no guarantee that it will recur in the future nor is there any indication of what affect any potential credit extension will have on the company’s overall tax position.

Results of Operations
     The following table sets forth our statements of operations as a percentage of revenue for the periods indicated:

	Three months Ended March 31,
	2008	2007
Revenue	100.0%	100.0%
Cost of revenue	78.9%	57.4%

Gross profit	21.1%	42.6%

Operating expenses:
Research and development	24.5%	13.9%
Selling, general and administrative	27.4%	16.9%

Total operating expenses	51.9%	30.8%

Income (loss) from operations	-30.8%	11.8%
Other income (expense):
Interest income	4.6%	0.3%
Interest expense	0.0%	-0.1%
Other income (expense), net	-0.2%	0.0%

Total other income	4.4%	0.2%

Income (loss) before income tax	-26.4%	12.0%
Income tax expense (benefit)	-10.6%	4.4%

Net income (loss)	-15.8%	7.6%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Revenue
     Product revenue decreased to $32.5 million for the three months ended March 31, 2008 from $48.5 million for the three months ended March 31, 2007, a decrease of $16.0 million or 33%. This result was caused by a decrease in the number of Hi Art systems installed and accepted, as we received acceptances on 27% fewer systems during the three months ended March 31, 2008 versus the three months ended March 31, 2007. In addition, the average selling price per system decreased by approximately 11% due to a lower number of international system acceptances. Last year, 44% of our revenue was from the European market, and these sales generally carried high average selling prices due to favorable exchange rates. In 2008, only 12% of our revenue was Europe-sourced.
     Service and other revenue increased to $6.4 million for the three months ended March 31, 2008 from $2.7 million for the three months ended March 31, 2007, an increase of $3.7 million or 137%. This result was caused by a $2.4 million increase in service contract revenue, as our installed base aged and more systems moved from being under warranty to being under service contracts. Also contributing to the overall increase was a $1.2 million increase in revenue recognized on service parts sold to distributors.
Cost of revenue
     Cost of revenue increased to $30.7 million for the three months ended March 31, 2008 from $29.4 million for the three months ended March 31, 2007, an increase of $1.3 million or 4%. This increase was attributable to the growth in the number of systems under service contracts, growth in our service infrastructure and an additional loss reserve on our existing service contracts. Our employee costs increased by approximately $3.8 million due to an increase in the total number of employees engaged in our service operations to 300 at March 31, 2008 from 187 at March 31, 2007. This includes logistics, field service, call center operations, installation and site planning personnel. We also incurred additional travel and logistics costs of $1.1 million due to more systems in the installed base, which led to a higher number of service repairs and the need for additional service parts depots.
     Gross margins decreased to 21.1% for the three months ended March 31, 2008 from 42.6% for the three months ended March 31, 2007. This was due to both lower average selling prices and low system sales volume, resulting in reduced leverage of our fixed service infrastructure costs described above.

Research and development expenses
     Research and development expenses increased to $9.5 million for the three months ended March 31, 2008 from $7.2 million for the three months ended March 31, 2007, an increase of $2.3 million or 32%. The increase was primarily attributable to $1.4 million in additional employee costs due to an increase in the number of employees engaged in research and development activities to 183 at March 31, 2008 from 144 at March 31 2007, as we work on future product initiatives. We also incurred an additional $0.4 million in external consulting expenses and licensing agreements for research and development on projects for both new products and additional product enhancements, including our proton therapy research project with Lawrence Livermore National Laboratory.
Selling, general and administrative expenses
     Selling, general and administrative expenses increased to $10.7 million for the three months ended March 31, 2008 from $8.6 million for the year ended March 31, 2007, an increase of $2.1 million or 24%. The increase was primarily due to an increase of $0.8 million in employee costs as the total number of employees engaged in selling, general and administrative activities increased to 155 at March 31, 2008 from 115 at March 31, 2007, due to the expansion of our business. We also incurred a $0.9 million increase in travel expenses, trade shows and meetings due to the growth of our business and geographical spread of our operations. In addition, we incurred $0.6 million in costs for outside services, including consulting, legal, tax and audit fees due to the increased complexity of our business.
Stock-based compensation
     We recorded stock compensation expense under SFAS No. 123(R) of $0.8 million and $0.8 million for the three months ended March 31, 2008 and 2007, respectively.
Other income (expense)
     We had other income of $1.7 million for the three months ended March 31, 2008 and $0.1 million for the three months ended March 31, 2007, a change of $1.6 million. This increase was primarily attributable to additional interest income of $1.6 million, which was a result of our substantially larger cash balances due to our initial public offering in May 2007.
Income tax expense (benefit)
     We recorded an income tax benefit of $4.1 million for the three months ended March 31, 2008 and an expense of $2.2 million for the three months ended March 31, 2007, a change of $6.3 million. The primary change was due to a pretax financial loss position for the three months ended March 31, 2008 as compared to a pretax financial income position for the three months ended March 31, 2007. The effective tax rates for the three months ended March 31, 2008 and 2007, were 40% and 37%, respectively. The rate increased as a result of the research and development income tax credit expiration on December 31, 2007.
Liquidity and Capital Resources
     To date, we have funded our working capital and capital expenditure requirements using cash generated from sales of equity securities, operations and, to a lesser extent, borrowings. Since our inception and through March 31, 2008, we have obtained financing of $233 million primarily through public and private placements of equity securities and the exercise of stock options.
Cash Flows
     Cash flows from operating activities
     Net cash used in operating activities was $24.1 million for the three months ended March 31, 2008. This included net loss of $6.2 million, $2.0 million of depreciation and amortization, $3.5 million of deferred income tax benefits and $1.0 million of stock-based compensation. Accounts receivable decreased by $12.6 million due to collections of the previous fiscal quarter’s high sales volume and to a lower number of system shipments and acceptances during the current fiscal quarter. Inventory increased by $14.4 million due to a larger number of finished systems awaiting shipment and to an increase in spare parts stock at our global inventory depots. Accounts payable decreased by $7.5 million due to the timing of vendor payments. Accrued expenses decreased by $7.3 million due primarily to the payout of employee-related accruals.
     Net cash used in operating activities was $17.4 million for the three months ended March 31, 2007. This included net income of $3.9 million, $1.5 million of depreciation and amortization, $1.8 million of deferred income tax provision and $0.8 million of stock-based compensation. Accounts receivable increased by $20.4 million due to a high number of system shipments and acceptances during the period and to a high number of international sales, which typically take longer to collect. Inventory increased by $12.8 million due to the continued expansion of our global spare part depots and to a high number of finished systems awaiting shipment to customers. Accounts payable increased by $4.0 million due primarily to the timing of vendor payments. Customer deposits decreased by $3.5 million as a result of a general reduction in overall customer down payment percentages. Accrued expenses decreased by $2.1 million primarily due to the payout of the 2006 bonus plan.
     Cash flows from investing activities
     Net cash used in investing activities was $4.0 million for the three months ended March 31, 2008. We used net cash of $2.4 million to purchase capital equipment, which included tools and equipment to support our manufacturing operations and new computer equipment. We also invested $1.5 million in test systems for internal development, training and testing of manufacturing components.
     Net cash used in investing activities was $2.0 million for the three months ended March 31, 2007. We used net cash of $1.9 million to purchase capital equipment as we (1) finished the build-out of our new training center in our leased offices, (2) implemented our new enterprise resource planning system and (3) added computer equipment and software for additional employees.
     Cash flows from financing activities
     Net cash provided by financing activities was $1.0 million for the three months ended March 31, 2008. This included $1.0 million in proceeds from the exercise of employee stock options.
     Net cash provided by financing activities was $2.0 million for the three months ended March 31, 2007. We received $1.5 million in proceeds from the exercise of employee stock options and $0.5 million in proceeds from the exercise of warrants.
     During the three months ended March 31, 2008 and 2007, foreign currency exchange rate changes increased our cash and cash equivalents by $1.2 million and zero, respectively.
Financial Condition
     Our cash and cash equivalents were $165.8 million at March 31, 2008, compared to $191.8 million at December 31, 2007, a decrease of $26.0 million or 14%. A discussion of this decrease can be found under the section titled “Liquidity and Capital Resources”. Our working capital, which is calculated by subtracting our current liabilities from our current assets, was $206.2 million at March 31, 2008, compared to $211.4 million at December 31, 2007, a decrease of $5.2 million or 2%. Our shareholders’ equity was $235.7 million at March 31, 2008, compared with $238.7 million at December 31, 2007, a decrease of $3.0 million or 1%.
Loans and Available Borrowings
     There have been no significant changes to the loans and available borrowings we reported in our Annual Report on Form 10-K for the year ended December 31, 2007.
Contractual Obligations and Commitments
     There have been no significant changes to the contractual obligations and commitments we reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

Operating Capital and Capital Expenditure Requirements
     Our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:
•	revenue generated by sales of the Hi Art system and service contracts;

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	the level of investment needed in our service and support infrastructure;

•	costs of our research and development activities; and

•	effects of competing technological and market developments.
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
Off-Balance Sheet Arrangements
     As of March 31, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
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
     For a description of our critical accounting policies and estimates, please refer to “Critical Accounting Policies and Estimates” section of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in any of our accounting policies since December 31, 2007.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our exposure to market risk is currently confined to changes in foreign exchange and interest rates. Our exposure to market risk was discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section contained in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to such exposures since December 31, 2007.
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

     As of March 31, 2008, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, our management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
     There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
     In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our 2007 Annual Report filed on Form 10-K, which could materially affect our business, financial condition or future results.
Since substantially all of our revenue is derived from sales of the Hi Art system, and because of the long sales cycle and high unit price of the Hi Art system, results will very significantly from period to period and it may be difficult to compare our results of operations to prior periods.
     We expect to generate substantially all of our revenue for the foreseeable future from sales of and post-warranty service contracts for the Hi Art system. Accordingly, we are dependent on our ability to market and sell the Hi Art system. Moreover, the Hi Art system is a major capital equipment item and has a lengthy sales cycle. We recognize revenue from the sale of the Hi Art system after installation and upon receipt of a signed acceptance test procedure report from the customer. Because of the high unit price of the Hi Art system and the relatively small number of units installed each quarter, each installation currently represents a significant component of our revenue for a particular quarter. Our mix of customers now includes a larger number of orders from for-profit institutions, often for multiple systems. Sales to these types of customers may result in orders remaining in backlog longer and being installed over a greater period of time. If a small number of customers defer installation of a Hi Art system for even a short period of time, recognition of a significant amount of revenue may be deferred to a subsequent period. Since our operating costs are relatively fixed, our inability to recognize revenue in a particular quarter may adversely affect our profitability in that quarter. As a result, the inability to recognize revenue in a particular quarter may make it difficult to compare our quarterly operating results with prior periods.
Our ability to maintain revenue growth and increase our profitability depends in part on maintaining our average selling prices and increasing our gross margins, which we may not be able to achieve.
     A number of factors may result in lower average selling prices for the Hi Art system, which may impact both our revenues and our gross margins. In response to increased competition from the Hi Art system, our competitors may reduce the prices of their systems, which may, in turn, result in downward pressure on the price of radiation therapy systems, including the Hi Art system. We also seek to sell the Hi Art system to customers that place orders for multiple systems; however, such sales may result in pressure to provide volume discounts. In addition, we may be exposed to pricing pressures as we expand our sales within specific regions. For example, because sales within North America have tended to have lower average selling prices relative to sales outside of North America, if sales within North America continue to be a larger part of our total sales mix, our gross margins could be adversely affected. Any one or combination of these and other factors could result in lower revenue and gross margins, adversely affecting our profitability.
We face competition from numerous competitors, many of whom have greater resources than we do, which may make it more difficult for us to achieve significant market penetration.
     The market for radiation therapy equipment is characterized by intense competition and pricing pressure. We consider the competition for the Hi Art system to be existing radiation therapy systems, primarily using C-arm linear accelerators, sold by large, well-capitalized companies with significantly greater market share and resources than we have. In particular, we compete with a number of existing radiation therapy equipment companies including Varian Medical Systems, Inc., Elekta AB, Siemens Medical Solutions, and, to a lesser extent, Accuray Incorporated and BrainLAB AG. Varian Medical Systems has been the market leader for many years and has the majority market share for radiation therapy systems worldwide. Varian recently began selling a new technology it refers to as RapidArc. It has announced its intention to begin installation of that product commercially in the second quarter of 2008. The RapidArc technology purports to be able to deliver image-guided, intensity-modulated radiation therapy more rapidly than other similar systems. If we are unable to compete effectively against this and other products of existing or future competitors, our net revenue could decline. Some of our competitors may compete by changing their pricing model or by lowering the price of their conventional radiation therapy systems or ancillary supplies. If these competitors’ pricing techniques are effective, it could result in downward pressure on the price of radiation therapy systems. If we are unable to maintain or increase our selling prices in the face of competition, our gross margins may decline.
We may be delayed or prevented from implementing our long-term sales strategy if we fail to educate clinicians and patients about the benefits of the Hi Art system and to implement enhancements to the system in a timely manner.
     We believe that sales of the Hi Art system to date have been principally to those hospitals and cancer treatment centers that are most open to the adoption of new technologies. In order to expand our sales, we must raise awareness of the range of benefits that we believe the Hi Art system offers to both existing and potential customers, and their patients. An important part of our sales strategy involves educating and training clinicians to utilize the entire functionality of the Hi Art system. In addition, we must further educate clinicians about the ability of the Hi Art system to treat a wide range of cancer types effectively and efficiently. We may need to perform expensive clinical trials in order to prove the clinical benefit of the Hi Art system. If clinicians are not properly educated about the use of the Hi Art system for adaptive radiation therapy, they may be unwilling or unable to take advantage of the full range of functionality that we believe the Hi Art system offers, which could have an adverse effect on our product sales.
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
     The Hi Art system is a major capital equipment item that represents a significant purchase for most of our customers and may require funding through a credit facility or lease arrangement. Although we have not received any order cancellations to date, we did remove three system orders from our backlog in the first quarter of 2008 because the customer had decided to exit the radiation therapy business, in part as a result of financial issues and has not yet been able to find a party willing to assume these order obligations. Should economic conditions worsen or the credit markets tighten, our customers who have just installed units may have difficulty making or completing payments, resulting in an increase in outstanding accounts receiveable and cancellations of some orders. Customers who have placed orders may have difficulty obtaining credit, possibly resulting in cancellations. In addition, potential new customers may delay placing orders for our equipment or may choose to purchase equipment that is less costly.
We rely on local distributors to market and distribute the Hi Art system in key markets.
     We rely on third-party distributors for the marketing and distribution of the Hi Art system in certain countries in Asia-Pacific, the Middle East and Eastern Europe, including six new distributors which we added in late 2007. The percentage of our revenue derived from sales by local distributors was 18% in 2007, 21% in 2006, and 11% in 2005. A component of our growth strategy is to expand our marketing and sales through distributors in additional countries. Our success in generating sales in countries where we have engaged local distributors depends in part on the efforts of others whom we do not directly employ. Many of our local distributors have only limited personnel, which could impair their ability to successfully market, sell and service the Hi Art system. In addition, if a distributor is terminated by us or goes out of business, it may take us a period of time to locate an alternative distributor and to train its personnel to market the Hi Art system and our ability to sell and service the Hi Art system in that country could be adversely affected. Any of these factors could adversely affect our potential for revenue from international markets and increase our costs in those markets.

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
     We are making investments in developing alternate components, implementing enhancements to increase the performance of components currently used in the Hi Art system, seeking to identify lower priced components of improved performance and quality, and implementing other improvements to our service processes. For example, we recently announced our intention to acquire 100% of the outstanding stock of Chengdu Twin-Peak Accelerator Technology Inc., a privately held company based in Chengdu, China. We anticipate that this company could be an alternative and secondary source of supply for linear accelerators. However, the closing of this transaction is subject to the completion of a number of closing conditions. If we are unable to find alternate sources of component supply and reduce our expenses through this and other initiatives, our profitability may not improve or may be adversely affected.
Our success will depend on our ability to attract and retain qualified personnel as well as effective management of our growth.
     The number of our employees has increased significantly over time, with 327 employees at the end of 2005, 492 at the end of 2006, 665 as of December 31, 2007 and 707 at the end of the first quarter of 2008. In order to implement our business strategy, we expect continued growth in our employee requirements in key areas of the business, including sales and service. We also are highly dependent on members of our senior management, sales, operations and research and development staff. Our continued success will depend on our ability to attract and retain our current management and qualified personnel with expertise in research and development, engineering, service, manufacturing, sales, marketing and finance. Additionally, the sale and after-sale support of the Hi Art system is logistically complex, requiring us to maintain an extensive infrastructure of field sales and customer support personnel. We face considerable challenges, including managing geographically dispersed efforts, in recruiting, training, managing, motivating and retaining these teams. For example, after a lengthy search we recently hired a new managing director for Europe and the Middle East to more effectively manage our complex sales and service operations in that region. If we are unable to maintain and grow an adequate pool of trained and motivated personnel, our reputation could suffer and our financial position could be adversely affected.
We recently invested in continued development of a new compact proton therapy system through a separate entity. If this development project is unsuccessful, or we are unable to raise the additional capital that may be necessary for this project on acceptable terms, our ability to diversify our business could be impaired.
     We recently announced our participation in a new venture, Compact Particle Acceleration Corporation (CPAC), to continue development of our research initiative to develop a compact proton therapy system for the treatment of cancer. We anticipate completing phase I financing estimated at $13 million during the quarter ending June 30, 2008. A total investment of approximately $45 million is anticipated to be completed in three phases which are linked to key technological milestones. We cannot be certain that we will be able to obtain all of the additional financing required for this project on commercially reasonable terms, or that the technology development will be successful, which could limit our ability to grow and diversify our product portfolio.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
     None.
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
     The net proceeds have been invested into money market accounts. We have begun, and intend to continue to use, our net proceeds to finance expanding our selling and marketing efforts, increasing our research and development programs, expanding our international service and support group, and for working capital and other general corporate purposes. We have invested some of the net proceeds in our compact proton therapy research project and plan to use a portion of the net proceeds to acquire Twin Peak in Chengdu, China. We may use a portion of the net proceeds to further acquire or invest in complementary businesses, products, or technologies.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit Number	Description

2.1	Equity Interest Transfer Agreement, dated April 17, 2008.(1)*

10.1	Stock Purchase Agreement dated as of April 25, 2008 by and among Compact Particle Acceleration Corporation, TomoTherapy Incorporated and the other shareholders named therein.(2)

10.2	Shareholder Agreement dated as of April 25, 2008 by and among Compact Particle Acceleration Corporation, TomoTherapy Incorporated and the other shareholders named therein.(2)

10.3	Investors’ Rights Agreement for Compact Particle Acceleration Corporation dated as of April 25, 2008 by and among Compact Particle Acceleration Corporation, TomoTherapy Incorporated and the other shareholders named therein.(2)

10.4	Limited Exclusive License Agreement for Dielectric Wall Accelerator Technology for Particle and Radiotherapy dated as of February 23, 2007 between The Regents of the University of California and TomoTherapy Incorporated.(2)*

10.5	Amendment One dated as of April 8, 2008 to Limited Exclusive Patent License Agreement for Dielectric Wall Accelerator Technology for Particle and Radiotherapy between Lawrence Livermore National Security, LLC and TomoTherapy Incorporated.(2)*

10.6	Limited Exclusive Sublicense Agreement dated as of April 25, 2008 for Dielectric Wall Accelerator Technology between TomoTherapy Incorporated and Compact Particle Acceleration Corporation.(2)*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

(1)	Previously filed as an exhibit to Form 8-K/A on April 21, 2008.

(2)	Previously filed as an exhibit to Form 8-K on April 28, 2008.

(3)	Filed as an exhibit to this Form 10-Q.

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the Form 8-K and submitted separately to the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TomoTherapy Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 7, 2008

TOMOTHERAPY INCORPORATED
/s/ Frederick A. Robertson
Frederick A. Robertson
Chief Executive Officer

TOMOTHERAPY INCORPORATED
/s/ Stephen C. Hathaway
Stephen C. Hathaway
Chief Financial Officer and Treasurer