Form 10-Q
period 2008-06-30
TomoTherapy Inc
filed 2008-08-08
CIK 1317872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐       Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding as of July 31, 2008: 50,230,176 shares.

TomoTherapy Incorporated
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(unaudited)
	June 30,	December 31,
	2008	2007

ASSETS
Cash and equivalents	$60,581	$191,780
Short-term investments	98,905	—
Receivables, net	44,563	44,596
Inventories	75,135	53,171
Deferred tax assets	9,155	3,433
Prepaid expenses and other current assets	4,608	1,622

Total current assets	292,947	294,602
Property and equipment, net	21,938	19,894
Deferred tax assets	6,456	6,027
Other non-current assets, net	9,709	6,642

TOTAL ASSETS	$331,050	$327,165

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$16,410	$17,655
Accrued expenses	16,894	21,699
Accrued warranty	7,325	7,973
Deferred revenue	23,321	15,517
Customer deposits	25,364	20,309

Total current liabilities	89,314	83,153
Other non-current liabilities	5,502	5,318

Total liabilities	94,816	88,471

COMMITMENTS AND CONTINGENCIES (Note D)	—	—

Noncontrolling interests	(1,485)	—

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value, 10,000,000 shares authorized at June 30, 2008 and December 31, 2007; no shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Common stock, $.01 par value, 200,000,000 shares authorized at June 30, 2008 and December 31, 2007; 50,201,846 and 49,740,577 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	617	497
Additional paid-in capital	663,176	651,725
Treasury stock, 1,632 shares at cost	—	—
Accumulated other comprehensive loss	(36)	(523)
Accumulated deficit	(426,038)	(413,005)

Total shareholders’ equity	237,719	238,694

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$331,050	$327,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenue	$52,021	$43,715	$90,921	$94,878
Cost of revenue	39,496	29,191	70,178	58,543

Gross profit	12,525	14,524	20,743	36,335

Operating expenses:
Research and development	10,044	7,692	19,569	14,847
Selling, general and administrative	13,635	9,093	24,303	17,718

Total operating expenses	23,679	16,785	43,872	32,565

Income (loss) from operations	(11,154)	(2,261)	(23,129)	3,770
Other income (expense):
Interest income	1,090	1,265	2,864	1,397
Interest expense	(6)	(36)	(17)	(74)
Other income (expense), net	(82)	(158)	(156)	(151)

Total other income	1,002	1,071	2,691	1,172

Income (loss) before income tax and noncontrolling interests	(10,152)	(1,190)	(20,438)	4,942
Income tax expense (benefit)	(1,806)	(537)	(5,920)	1,709

Income (loss) before noncontrolling interests	(8,346)	(653)	(14,518)	3,233
Noncontrolling interests	(1,485)	—	(1,485)	—

Net income (loss)	(6,861)	(653)	(13,033)	3,233
Accretion of redeemable convertible preferred stock	—	(102,634)	—	(237,582)

Net loss attributable to common shareholders	$(6,861)	$(103,287)	$(13,033)	$(234,349)

Net loss per share attributable to common shareholders
Basic and diluted	$(0.14)	$(3.15)	$(0.26)	$(10.71)

Weighted average common shares outstanding used in computing net loss per share attributable to common shareholders
Basic and diluted	50,173	32,819	50,098	21,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended June 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$(13,033)	$3,233
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,128	2,940
Noncash charge for stock compensation	1,681	1,611
Deferred income tax provision (benefit)	(6,036)	1,343
Noncontrolling interests	(1,485)	—
Other noncash items	487	788
Changes in operating assets and liabilities:
Receivables	4,435	(14,062)
Inventories	(21,158)	(16,089)
Prepaid expenses and other current assets	(2,977)	(589)
Accounts payable	(6,285)	84
Accrued expenses	(4,927)	1,004
Accrued warranty	(648)	241
Deferred revenue	7,529	5,061
Customer deposits	5,055	1,417
Other non-current liabilities	112	—

Net cash used in operating activities	(33,122)	(13,018)

Cash flows from investing activities:
Purchases of property and equipment	(4,416)	(3,847)
Purchases of test systems	(2,331)	(1,471)
Purchases of short-term investments	(99,203)	—
Other investing activities	(448)	(23)

Net cash used in investing activities	(106,398)	(5,341)

Cash flows from financing activities:
Payments on notes payable	(35)	(48)
Proceeds from initial public offering, net of issuance costs	—	185,404
Proceeds from issuance of subsidiary’s common stock	6,500	—
Proceeds from exercises of stock options and warrants	1,184	2,287

Net cash provided by financing activities	7,649	187,643
Effect of exchange rate changes on cash	672	(102)

Increase (decrease) in cash and cash equivalents	(131,199)	169,182
Cash and cash equivalents at beginning of period	191,780	20,137

Cash and cash equivalents at end of period	$60,581	$189,319

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
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its controlled, minority-owned affiliate (the Affiliate). The Company has consolidated the Affiliate in accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements, (ARB No. 51), as the Affiliate is deemed to be a development stage enterprise, the Company holds a call option on the medical technology from the Affiliate and the Company maintains overall control of the Affiliate’s Board of Directors. The Company’s ownership in the Affiliate is less than 100%; therefore, the outside stockholders’ interests are shown in the condensed consolidated financial statements as “Noncontrolling interests”. Significant intercompany balances and transactions have been eliminated in consolidation.
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
Cash and Equivalents
We consider all highly liquid interest-earning investments with maturities of three months or less at the date of purchase to be cash equivalents. The fair value of these investments approximates their carrying value.
Investments
Investments with maturities of greater than three months at the date of purchase and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year have been classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All short-term investments are classified as available for sale and are recorded at market value using the specific identification method. Changes in market value, net of tax, are reflected in the condensed consolidated financial statements as “Accumulated other comprehensive loss”.
Investments consisted of the following (in thousands):

	June 30, 2008
		Unrealized	Unrealized
	Cost basis	gains	losses	Fair Value
U.S. Government and Agency securities	$82,726	$22	$(234)	$82,514
Corporate bonds	16,477	9	(95)	16,391

	$99,203	$31	$(329)	$98,905

The maturities of debt securities were as follows (in thousands):

	June 30, 2008
	Cost basis	Fair Value
Due in one year or less	$35,890	$35,756
Due after one year through five years	63,313	63,149

	$99,203	$98,905

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No.157). In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 157–2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•
Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations and financial condition. As of June 30, 2008, the Company’s financial assets were measured at fair value in accordance with SFAS No. 157 employing Level 1 inputs.
Allowance for Doubtful Accounts
The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. The Company’s allowance for doubtful accounts at June 30, 2008 and December 31, 2007 was $2.7 million and none, respectively.
Inventories
Components of inventory include raw materials, work-in-process and finished goods. Finished goods include in-transit systems that have been shipped to the Company’s customers but are not yet installed and accepted by the customer. All inventories are stated at the lower of cost or market, cost determined by the first-in first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding twelve months, expected demand, technological obsolescence and other information. The Company records as a charge to cost of revenue the amount required to reduce the carrying value of inventory to net realizable value. As of June 30, 2008 and December 31, 2007, the Company had an inventory reserve of $9.8 million and $9.2 million, respectively. Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in the cost of revenue line item within the statements of operations.

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Raw materials	$48,892	$41,405
Work-in-process	8,569	8,722
Finished goods	17,674	3,044

	$75,135	$53,171

Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Commissions and payroll-related	$5,689	$6,597
Bonuses	250	5,249
Other	10,955	9,853

	$16,894	$21,699

Warranty Cost
The Company’s sales terms include a warranty that generally covers the first year of system operation and is based on terms that are generally accepted in the marketplace. The Company records a current liability for the expected cost of warranty-related claims at the time of sale. The following table presents changes in the Company’s product warranty liability for the six months ended June 30, 2008 and 2007 (in thousands):

	June 30,	June 30,
	2008	2007
Balance, beginning of period	$7,973	$5,307
Charged to cost of revenue	4,850	4,900
Adjustments related to change in estimate	710	175
Actual product warranty expenditures	(6,208)	(4,834)

Balance, end of period	$7,325	$5,548

Revenue Recognition
Revenue is recognized from system sales, including sales to distributors, and related services when earned in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and Emerging Issues Task Force Issue (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when the following criteria are met: persuasive evidence of an arrangement exists, title and risk of loss have been transferred to the customer, the sales price is fixed or determinable and collection is reasonably assured.
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
Share-Based Compensation
The Company accounts for share-based payments in accordance with SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the consolidated statement of operations over the service period of the grant, which is generally the vesting period. See Note F for further disclosure related to SFAS No. 123(R).
The table below summarizes the net effect of recording share-based compensation expense under SFAS No. 123(R), which is allocated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Cost of revenue	$152	$154	$300	$269
Research and development	273	271	528	453
Selling, general and administrative	412	376	853	889
Income tax benefit	(242)	(134)	(384)	(265)

	$595	$667	$1,297	$1,346

Net Income (Loss) Per Share of Common Stock
Net income (loss) per share of common stock is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income (loss) per common share:
Basic and diluted:
Net income (loss)	$(0.14)	$(0.02)	$(0.26)	$0.15

Net loss attributable to common shareholders	$(0.14)	$(3.15)	$(0.26)	$(10.71)

Weighted average common shares outstanding used in:
Basic and diluted	50,173	32,819	50,098	21,872

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of dilutive common shares outstanding during the period. Dilutive shares outstanding are calculated by adding to the weighted shares outstanding any common stock equivalents from outstanding stock options and warrants based on the treasury stock method.
For the three and six months ended June 30, 2008 and 2007, diluted net loss attributable to common shareholders per share is the same as basic net loss attributable to common shareholders per share since the effects of potentially dilutive securities are anti-dilutive. The number of anti-dilutive shares excluded from the calculation of diluted net loss per share are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Stock options and warrants	6,012	6,970	6,012	6,970

Pro forma net income per share assuming conversion of preferred stock, contingent common shares, outstanding stock options and warrants for the three and six months ended June 30, 2007 was as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Historical
Numerator:
Net loss attributable to common shareholders	$(6,861)	$(103,287)	$(13,033)	$(234,349)

Denominator:
Weighted-average shares of common stock outstanding	50,173	32,819	50,098	21,872

Net loss attributable to common shareholders per share — basic and diluted	$(0.14)	$(3.15)	$(0.26)	$(10.71)

Pro forma (unaudited)
Numerator:
Net loss		$(103,287)		$(234,349)
Pro forma adjustment to add back preferred stock accretion		102,634		237,582

Pro forma net income (loss) available for shareholders		$(653)		$3,233

Denominator for pro forma basic net income (loss) per share:
Weighted-average shares of common stock outstanding		32,819		21,872
Pro forma adjustments to reflect assumed conversion of preferred stock (as if converted)		10,532		17,836
Pro forma adjustment to reflect assumed conversion of contingent common shares (as if converted)		538		912

Shares used to compute pro forma basic net income (loss) per common share		43,889		40,620

Pro forma basic net income (loss) per share		$(0.01)		$0.08

Denominator for pro forma diluted net income (loss) per share:
Weighted-average shares of common stock outstanding		32,819		21,872
Pro forma adjustments to reflect assumed conversion of preferred stock (as if converted)		10,532		17,836
Pro forma adjustment to reflect assumed conversion of contingent common shares (as if converted)		538		912
Pro forma adjustments to reflect assumed exercise of warrants and stock options using treasury stock method		—		4,819

Shares used to compute pro forma diluted net income (loss) per share		43,889		45,439

Pro forma diluted net income (loss) per share		$(0.01)		$0.07

Pro forma outstanding anti-dilutive securities not included in diluted earnings per share calculation
Stock options and warrants		6,970		63

Segment Information
The Company has determined that it operates in only one segment in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” as it only reports profit and loss information on an aggregate basis to its chief operating decision maker.
The Company categorizes revenue by major type. The following table summarizes revenue by major type (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Product revenue	$45,247	$38,767	$77,734	$87,233
Service and other revenue	6,774	4,948	13,187	7,645

	$52,021	$43,715	$90,921	$94,878

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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 in 2008 did not have a material impact on the Company’s results of operations or financial position (See Note B).
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
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used (order of authority) in the preparation of financial statements that are presented in conformity with generally accepted accounting standards in the United States. FAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 to have a material impact on its financial statements.
NOTE C — INCOME TAXES
For the six months ended June 30, 2008, the Company’s effective income tax rate was 32%, which differed from the federal statutory rate of 35% primarily due to state income taxes and research tax credits. For the six months ended June 30, 2007, the effective income tax rate was 35%. The federal tax credit for research activities expired on December 31, 2007. Although this credit has a history of expiration and subsequent reinstatement, we cannot pass judgment on its future status when calculating an interim period tax expense. Therefore, the expiration of this credit has impacted our effective tax rate for the six months ended June 30, 2008.

At June 30, 2008 and 2007, the Company had $17.9 million and $10.4 million of federal net operating loss carryforwards, respectively, and $3.8 million and $1.4 million of federal research tax credit carryforwards, respectively, which will expire beginning in 2020. In the event of an ownership change greater than 50% in a three-year period, utilization of the net operating losses and research tax credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Based on our analysis, we believe the company is subject to an Internal Revenue Code 382 ownership change limitation. Our analysis resulted in no material limitation as to the usage of the net operating losses or tax credits. At June 30, 2008 and 2007, the Company had $21.4 million and $19.0 million of state net operating loss carryforwards, respectively, and $2.3 million and $0.7 million of state research tax credit carryforwards, respectively, which will expire beginning in 2015. SFAS No. 109 requires that a deferred tax asset be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At June 30, 2008 and 2007, the Company had valuation allowances of $1.8 million and $1.3 million, respectively, primarily relating to state net operating losses and state research tax credit carryforwards for which the Company believes realization is uncertain.
As required by FIN No. 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open. The amount of unrecognized tax benefits as of June 30, 2008 and 2007, was $3.2 million and $2.2 million, respectively, which if ultimately recognized, will reduce the Company’s annual effective tax rate.
The Company’s practice is to accrue interest and penalties related to uncertain tax positions as a component of income tax expense. At June 30, 2008 and December 31, 2007, the Company did not have any accrued interest and penalties nor did it recognize any interest and penalties for the three and six months ended June 30, 2008 and 2007.
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. All of the Company’s tax years are currently open to examination by the U.S. federal and state tax authorities due to the carryforward of unutilized net operating losses and research tax credits.
NOTE D — COMMITMENTS AND CONTINGENCIES
On occasion, the Company is subject to proceedings, lawsuits and other claims related to patents, product and other matters. The Company assesses the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each situation or changes in settlement strategy in dealing with these matters.
Pending Litigation
In the second quarter, two related class action lawsuits were filed in the U.S. District Court for the Western District of Wisconsin against the Company and certain officers. The two actions, which the plaintiffs have recently moved to consolidate, collectively allege that the defendants violated federal securities laws by misrepresenting the projected financial outlook during the period October 10, 2007 through April 17, 2008. The lawsuits seek to represent persons who purchased the Company’s securities between those dates and were damaged as a result of the decline in the price of the Company’s stock, allegedly attributable to the financial misrepresentations. The action seeks compensatory damages in an unspecified amount.
The Company believes that it has substantial legal and factual defenses to the claims and allegations contained in the complaints, and the Company intends to pursue these defenses vigorously. There can be no assurance, however, that the Company will be successful. Although the Company carries insurance for these types of claims, a judgment significantly in excess of the Company’s insurance coverage could materially and adversely affect the Company’s financial condition, results of operations and cash flows. Presently, the Company estimates that its potential loss will not exceed its insurance deductible of $0.5 million. The Company has recorded such amount as a liability as of June 30, 2008.

Operating leases
The Company leases four facilities under separate operating leases with various expiration dates through 2018. The Company also leases automobiles under separate operating leases with various expiration dates through 2012. Rent expense during the three months ended June 30, 2008 and 2007 was $1.0 million and $0.6 million, respectively, and during the six months ended June 30, 2008 and 2007 was $2.0 million and $1.3 million, respectively.
NOTE E — TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Redeemable Convertible Preferred Stock
Prior to the Company’s initial public offering (IPO) on May 8, 2007, it issued various classes of preferred stock. The holders of Series A, B, C and D preferred stock had the option to put their shares back to the Company at the greater of the original purchase price plus accrued dividends or the current fair market value of the shares. The holders of Series E preferred stock had the option to put their shares back to the Company at the original purchase price plus accrued dividends. As a result, the carrying value of the preferred stock was increased by an accretion during the three and six months ended June 30, 2007 so that the carrying amounts equaled the greater of fair value or the defined redemption value for the Series A, B, C and D preferred stock. The Series E preferred stock was increased to its redemption value, including accrued dividends. The accreted amounts were recorded to accumulated deficit. The put option and the related accretion of the preferred shares terminated upon the closing of the IPO. For the three and six months ended June 30, 2007, an accretion charge of $102.6 million and $237.6 million, respectively, was recorded based on the IPO price. The resulting value was then allocated to each series of the Company’s preferred stock based upon the economic impact of the conversion rights and liquidation preferences of the preferred stock.
Warrants
Prior to the IPO, the Company had 307,088 and 158,566 warrants outstanding for the purchase of Series A and D preferred stock at a price per share of $0.82 and $1.84, respectively. Upon the closing of the IPO, the option to put the warrants back to the Company no longer existed and the outstanding Series D warrants became options to purchase common stock at an exercise price of $1.84 per share. At June 30, 2008 and December 31, 2007, the Company had 2,550 and 7,222 warrants outstanding.
In 2006, the Company adopted the FASB issued Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable. As a result, the Company reclassified the carrying value of the preferred stock warrants as a liability and recorded the warrants at fair value at each reporting period with any change in fair value reported in other income (expense), net. For the three and six months ended June 30, 2007, the Company reported expenses for the increased valuations of $0.1 million and $0.1 million, respectively.
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
NOTE F — STOCK OPTIONS
The Company sponsors four stock option plans (the Plans), which allow for the grant of incentive and nonqualified stock options for the purchase of common stock. Each option entitles the holder to purchase one share of common stock at the specified option price. The exercise price of each incentive stock option granted must not be less than the fair market value on the grant date. The option term is six to ten years. Options vest over three to four years. In 2007, in connection with the Company’s IPO, the Board of Directors approved the 2007 Equity Incentive Plan (the 2007 Plan). Under the 2007 Plan, the Board of Directors is authorized to award stock-based grants to employees, directors, and consultants for up to 2,302,488 shares. As of June 30, 2008, the other three plans remain in effect along with the 2007 Plan; however, options can no longer be granted from these plans.
The following table summarizes information with respect to the Company’s Plans (in thousands, except for weighted average exercise price):

		Options Outstanding
				Weighted-
				Average
	Shares		Weighted-	Remaining	Aggregate
	Available	Number of	Average Option	Contractual	instrinsic
	for Grant	Shares	Price	Term (in years)	value
Balance at December 31, 2007	2,077	6,331	$4.24
Granted	(172)	172	11.85
Exercised	—	(456)	2.57
Cancelled	6	(38)	6.63

Balance at June 30, 2008	1,911	6,009	$5.24	4.95	$25,265

Exercisable at June 30, 2008		2,069	$3.20	5.42	$12,124

Upon the adoption of SFAS No. 123(R), the Company elected to use the Black-Scholes option-pricing model to value stock options. The Company used historical stock prices of companies which it considered as a peer group as the basis for its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The Company employed the plain-vanilla method of estimating the expected term of the options as prescribed by SAB 107 and SAB 110, as the Company did not have significant historical experience. The forfeiture rate is based on past history of forfeited options. The expense is being allocated using the straight-line method. Stock compensation expense during the three months ended June 30, 2008 and 2007 was $0.9 million and $0.7 million, respectively, and during the six months ended June 30, 2008 and 2007 was $1.7 million and $1.5 million, respectively. As of June 30, 2008 and 2007, the Company had $8.3 million and $9.5 million, respectively, of total unrecognized compensation cost related to non-vested awards granted under the Company’s stock based plans that is expected to be recognized over a weighted-average period of 2.56 years and 3.29 years, respectively. Under the prospective method of adoption of SFAS No. 123(R), the Company continues to account for options issued prior to January 1, 2006 under the intrinsic value method of APB 25.

The weighted average fair value per share of options granted during the three months ended June 30, 2008 and 2007 were $9.76 and $19.00, respectively, and during the six months ended June 30, 2008 and 2007 were $11.85 and $19.00, respectively. The fair values of each option grant for the three and six months ended June 30, 2008 and 2007 were estimated at the date of grant using the Black-Scholes option-pricing model based on the assumptions below:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Employee Stock Option Plans
Expected term (in years)	4.25	4.25	4.25	4.25
Risk-free interest rate	3.0%	4.6%	2.7% - 3.0%	4.4% - 5.0%
Expected volatility	48%	46%	46% - 48%	65%
Expected dividend	—	—	—	—
Expected forfeiture rate	5.4%	0.0%	5.4%	0.0%
NOTE G — RELATED PARTY TRANSACTIONS
The Company has an exclusive license agreement with the Wisconsin Alumni Research Foundation (WARF), a shareholder of the Company, to make, use, sell and otherwise distribute products under certain of WARF’s patents anywhere in the world. The Company is required to pay WARF a royalty for each product sold. The Company has recorded to cost of revenue royalties of $0.3 million and $0.3 million during the three months ended June 30, 2008 and 2007, respectively, and $0.6 million and $0.6 million during the six months ended June 30, 2008 and 2007, respectively. The license agreement expires upon expiration of the patents and may be terminated earlier if elected by the Company. The Company may also grant sublicenses to third parties but must pay WARF 50% of all fees, royalties and other payments received. WARF has the right to terminate the license agreement if the Company does not meet the minimum royalty obligations or satisfy other obligations related to its utilization of the technology. If the Company lost this license, it would be unable to produce or sell the System. The Company had royalty payable balances of $0.3 million and $0.6 million as of June 30, 2008 and December 31, 2007, respectively.
NOTE H — INVESTMENT IN COMPACT PARTICLE ACCELERATION CORPORATION
During April 2008, the Company established a new affiliate, Compact Particle Acceleration Corporation (CPAC), to develop a compact proton therapy system for the treatment of cancer. CPAC is currently conducting phase I financing and anticipates its completion during the quarter ending September 30, 2008. Investors in CPAC will include the Company, private investors and potential customers. A total investment of approximately $45 million is anticipated to be completed over three phases.
The Company holds a call option on the medical technology from CPAC, the Company maintains overall control of CPAC’s Board of Directors and CPAC is deemed to be a development stage enterprise. As a result, the Company consolidated CPAC’s accounts into its condensed consolidated financial statements in accordance with ARB No. 51 and presented the outside stockholders’ interests as “Noncontrolling interests” (See Note B). As its investment in CPAC, the Company contributed intellectual property with a fair market value of approximately $1.9 million. As of June 30, 2008, the Company’s ownership interest in CPAC was 22.4%.

The following tables present the Company’s June 30, 2008 condensed consolidating financial statements, which detail the effect of CPAC’s operations on the Company’s overall consolidated financial statements:
CONDENSED CONSOLIDATING BALANCE SHEETS
(In thousands)
(unaudited)

	June 30, 2008
	Tomo	CPAC	Adjustments	Consolidated

Current assets	$288,446	$4,922	$(421)	$292,947
Investment in affiliate	1,901	—	(1,901)	—
Other non-current assets, net	35,744	2,359	—	38,103

TOTAL ASSETS	$326,091	$7,281	$(2,322)	$331,050

Current liabilities	$88,915	$820	$(421)	$89,314
Other non-current liabilities	5,502	—	—	5,502
Noncontrolling interests	—	—	(1,485)	(1,485)
Common stock	502	148	(33)	617
Additional paid-in capital	656,791	8,253	(1,868)	663,176
Accumulated other comprehensive loss	(36)	—	—	(36)
Accumulated deficit	(425,583)	(1,940)	1,485	(426,038)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$326,091	$7,281	$(2,322)	$331,050

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(In thousands)
(unaudited)

	Three months ended June 30, 2008				Six months ended June 30, 2008
	Tomo	CPAC	Adjustments	Consolidated	Tomo	CPAC	Adjustments	Consolidated

Revenue	$52,021	$—	$—	$52,021	$90,921	$—	$—	$90,921
Cost of revenue	39,496	—	—	39,496	70,178	—	—	70,178

Gross profit	12,525	—	—	12,525	20,743	—	—	20,743

Operating expenses:
Research and development	8,366	1,678	—	10,044	17,891	1,678	—	19,569
Selling, general and administrative	13,371	264	—	13,635	24,039	264	—	24,303

Total operating expenses	21,737	1,942	—	23,679	41,930	1,942	—	43,872

Income (loss) from operations	(9,212)	(1,942)	—	(11,154)	(21,187)	(1,942)	—	(23,129)
Other income	1,000	2	—	1,002	2,689	2	—	2,691

Income (loss) before income tax and noncontrolling interests	(8,212)	(1,940)	—	(10,152)	(18,498)	(1,940)	—	(20,438)
Income tax expense (benefit)	(1,806)	—	—	(1,806)	(5,920)	—	—	(5,920)

Income (loss) before noncontrolling interests	(6,406)	(1,940)	—	(8,346)	(12,578)	(1,940)	—	(14,518)
Noncontrolling interests	—	—	(1,485)	(1,485)	—	—	(1,485)	(1,485)

Net income (loss)	$(6,406)	$(1,940)	$1,485	$(6,861)	$(12,578)	$(1,940)	$1,485	$(13,033)

NOTE I — OTHER EVENTS
On April 17, 2008, the Company entered into an agreement with Sichuan Nanguang Vacuum Technology Incorporated Ltd. and Yao Chongguo to acquire 100% of the outstanding stock of Chengdu Twin-Peak Accelerator Technology Inc., a privately held company based in Chengdu, China for consideration of approximately $2.6 million. The Company anticipates closing the acquisition during the quarter ending September 30, 2008.
On July 8, 2008, the Company entered into a memorandum of understanding to acquire certain assets of Hi-Art Co., Ltd. (Hi-Art), its distributor in Japan. The Company and Hi-Art expect to negotiate a definitive purchase agreement during the quarter ending September 30, 2008. The transaction is expected to close during the quarter ending December 31, 2008, at which time the current distribution agreement will terminate.

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
For the six months ended June 30, 2008 and 2007, our revenue was $90.9 million and $94.9 million, respectively. Our net loss for the six months ended June 30, 2008 was $13.0 million and our pro forma net income for the six months ended June 30, 2007 was $3.2 million. Although our revenue decreased by $4.0 million or 4% from the prior year and we are currently in a net loss position, we continue to invest in our organization to drive anticipated future growth. Our expectation is based on continued market demand for image-guided radiation therapy equipment and a revenue backlog of $234 million as of June 30, 2008. The majority of this backlog should be converted into revenue within a 12-month period.
Financial Performance
Our business, financial position and results of operations, as well as the period-to-period comparability of our financial results, are significantly affected by a number of factors, some of which are beyond our control, including the following:
New Incoming Orders
•
An important measure of our future financial performance is the value of new incoming orders for equipment. During the three months ended June 30, 2008, we received new incoming orders totaling $72.9 million, an 11% decrease from the three months ended June 30, 2007, but a 33% increase from the first quarter of 2008.

•
The dollar value of new incoming orders could be negatively impacted by the current global economic conditions and the tightening of credit markets. Since the Hi Art system is a major capital expenditure and may require funding through a credit facility or lease arrangement, customers may have difficulty obtaining the necessary credit. In addition, potential new customers may delay placing capital equipment orders in such situations, or may choose to purchase equipment that is less costly. In the last few months, some United States orders we expected to close have not been placed, which we believe might be the result of concerns about economic conditions.

•
We have experienced increased competition in the marketplace as competitors have begun marketing products that they claim to be similar to the Hi Art system. We believe this has created some market confusion surrounding the Hi Art system and has prevented our involvement in a number of potential sales opportunities. We intend to selectively increase sales force coverage and to expand product features in order to access a larger proportion of market opportunities in the future. Our market share could decrease if we are unable to execute these intentions.

Backlog
As of June 30, 2008, we had a backlog of $234 million, the majority of which we expect to deliver in the next 12 months. We define backlog as the total contractual value of all firm orders received for the Hi Art system and related options. Such orders must be evidenced by a signed quotation or purchase order from the customer. We have further refined this definition by requiring these orders to have expected delivery dates of 24 months or less and to have delivery sites identified.
In the second quarter, we reversed orders totaling $53 million from our previously reported backlog. Reasons for this action included: customer economic issues, uncertainty regarding the timing of shipments to our Japanese distributor, competitive losses and the refining of our backlog definition as discussed above.
Revenue
The majority of our revenue is generated from sales of the Hi Art system. We negotiate the actual purchase price with each customer, and, historically, the purchase price has varied significantly. Generally, our international pricing has been higher than our domestic pricing. Our revenue projections can be impacted by a number of factors, including but not limited to the following:
•
The Hi Art system has a lengthy sales cycle. We generally recognize revenue from a system sale upon customer acceptance, which usually occurs three to four weeks after delivery. Each installation represents a significant component of our revenue for a particular period. While we believe that it is highly likely we will deliver the majority of units in backlog within 12 months, it occasionally takes longer until a system has been installed and accepted by the customer. Therefore, if a few customers defer installation of the Hi Art system for even a short time, recognition of a significant amount of revenue may be deferred to a subsequent period.

•
Our mix of customers may impact our average selling prices. Increased sales of the Hi Art system outside of North America have tended to favorably impact our gross margins due to higher average selling prices in these markets. We intend to continue to expand our international selling efforts although we cannot be certain that favorable pricing trends will continue.

•
Our ability to demonstrate the clinical benefits of the Hi Art system compared to competing systems is likely to be a factor in our ability to influence the market demand of the Hi Art system. To compete favorably with our competitors, we may need to offer additional features that could require substantial internal resources to develop.

•
Our focus on sales to for-profit, multi-center customers may require us to lower the selling price of the Hi Art system, as these customers tend to be more price conscious and may be motivated by quantity discounts. In addition, we are not experienced in working with many of these for-profit, multi-center customers. These orders may remain in backlog longer than our historical experience with single unit orders. These orders tend to install sequentially and over a longer period of time. It is more challenging to predict the installation timelines for these types of orders, particularly given our limited history with such customers.

Customer concentration. No single customer accounted for more than 10% of our revenue for the six months ended June 30, 2008 and 2007.
Geographic breakdown. The following table sets forth the geographic breakdown of our revenue for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
North America	$32,822	$24,399	$62,697	$49,864
Europe	10,911	10,773	15,696	33,342
Asia-Pacific	8,288	8,543	12,528	11,672

	$52,021	$43,715	$90,921	$94,878

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
Component supply and cost.  Our cost of revenue has been impacted by high component costs and higher replacement rates than we originally anticipated, resulting in increased warranty expense and negative profit margins on many service contracts. We believe that these higher component costs and failure rates resulted both from smaller initial production volumes and from our reliance on sole-source suppliers for a number of key components. We are developing alternate components and implementing enhancements to increase the performance of components currently used in the Hi Art system. We are also seeking to identify lower-priced components of comparable or improved performance and quality, as well as making engineering improvements to the Hi Art system in order to reduce costs. We believe that achieving these goals should result in reduced costs in the long term.
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
Our ability to execute on these strategies to reduce service and support expenses as well as component costs and failure rates has a direct impact on our plan to improve margins in the future.
Operating expenses
We have significantly expanded our total number of employees over the last year primarily for the expansion of our research and development, service and support and sales and marketing capabilities. As of June 30, 2008 and 2007, we had 724 and 568 employees, respectively. In the past quarter and for the foreseeable future, we will continue to monitor our hiring decisions, and generally limit our new hires to those personnel we believe necessary to execute on our growth strategies and initiatives.
Nonoperating expenses
As a global entity, we are exposed to changes in foreign currency exchange rates. Foreign currency exchange rate fluctuations could have a material negative impact on our financial results. Our primary exposures are related to foreign currency denominated sales and expenses in Europe. We do not currently have a hedging program in place to offset these risks.

Interest income
Since the completion of our initial public offering, we have had excess cash balances that we have invested on a short-term basis. Until recently, this has led to growing interest income. In 2008, this income has been reduced due to a combination of lower rates and less cash to be invested.
Income tax expenses
Multiple taxing jurisdictions and projected financial earnings or losses. We are subject to taxes on earnings in the United States and in numerous foreign jurisdictions. Significant judgments and estimates are required when evaluating our tax positions and determining our provision for taxes on earnings. As a result, our world wide effective tax rate may fluctuate based on a number of factors including variations in projected taxable income in the numerous geographic locations in which we operate, changes in the valuation of our deferred tax assets, tax positions taken on tax returns filed in the geographic locations in which we operate, introduction of new accounting standards or changes in tax liabilities to address potential tax exposures related to business and income tax positions we have taken that could be challenged by taxing authorities. Also, our effective tax rate may fluctuate due to our projected pre-tax financial earnings or losses for the year. The fluctuation may be significant in any one quarter depending on the overall change in our fiscal year projected pre-tax financial earnings or losses from the previous period.
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
Research and development income tax credit. The tax credit for increasing research activities expired on December 31, 2007. As a result, our effective tax rate for the six months ended June 30, 2008 does not include any effect for the credit. Although recent history has indicated that the federal government will offer some form of credit extension, there is no guarantee that it will recur in the future nor is there any indication of what affect any potential credit extension will have on the company’s overall tax position.
Noncontrolling interests
The condensed consolidated financial statements include the accounts of CPAC, a minority-owned and controlled affiliate. Because we hold a call option on the medical technology from CPAC and maintain overall control of its Board of Directors, we are deemed to have a controlling interest in the entity. Since our ownership interest is less than 100%, the outside stockholders’ interests are shown in the condensed consolidated financial statements as “Noncontrolling interests”. As we continue to increase third-party investments in CPAC, we expect our ownership percentage to decline in the future.

Results of Operations
The following table sets forth our statements of operations as a percentage of revenue for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	75.9%	66.8%	77.2%	61.7%

Gross profit	24.1%	33.2%	22.8%	38.3%

Operating expenses:
Research and development	19.3%	17.6%	21.5%	15.6%
Selling, general and administrative	26.2%	20.8%	26.7%	18.7%

Total operating expenses	45.5%	38.4%	48.2%	34.3%

Income (loss) from operations	-21.4%	-5.2%	-25.4%	4.0%
Other income	1.9%	2.5%	3.0%	1.2%

Income (loss) before income tax and noncontrolling interests	-19.5%	-2.7%	-22.4%	5.2%
Income tax expense (benefit)	-3.5%	-1.2%	-6.5%	1.8%
Noncontrolling interests	-2.9%	0.0%	-1.6%	0.0%

Net income (loss)	-13.1%	-1.5%	-14.3%	3.4%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Revenue
Product revenue increased to $45.2 million for the three months ended June 30, 2008 from $38.7 million for the three months ended June 30, 2007, an increase of $6.5 million or 17%. This increase was attributable to a larger number of Hi Art systems installed and accepted, as we received acceptances on 15% more systems during the three months ended June 30, 2008 versus the three months ended June 30, 2007. In addition, the average selling price per system increased by approximately 1%.
Service and other revenue increased to $6.8 million for the three months ended June 30, 2008 from $5.0 million for the three months ended June 30, 2007, an increase of $1.8 million or 37%. This increase was attributable to a $3.0 million increase in service contract revenue, as our installed base aged and more systems moved from warranty coverage to service contract coverage. There were 72% more units covered by service contracts at June 30, 2008 as compared to June 30, 2007. The increase was offset by a $1.0 million decrease in service parts sold to our distributors.
Cost of revenue
Cost of revenue increased to $39.5 million for the three months ended June 30, 2008 from $29.2 million for the three months ended June 30, 2007, an increase of $10.3 million or 35%. This increase was attributable to the growth in the number of systems under service contracts, growth in our service infrastructure and additional reserves for future warranty costs and inventory write-offs. Our employee costs increased by approximately $3.3 million as the total number of employees engaged in our service operations increased to 315 at June 30, 2008 from 214 at June 30, 2007. This includes logistics, field service, call center operations, installation and site planning personnel. We also incurred additional travel and logistics costs of $1.3 million due to a larger installed base of systems, which led to a higher number of service repairs and the need for additional service parts depots. In addition, we increased our warranty reserve by $1.1 million due to rising trends in our labor and freight charges per warranty unit, and we increased our inventory reserve by $0.8 million due mainly to an increase in service parts returned from the field that have not yet been evaluated or repaired.
The result was gross margins of 24.1% for the three months ended June 30, 2008 compared to 33.2% for the three months ended June 30, 2007.

Research and development expenses
Research and development expenses increased to $10.0 million for the three months ended June 30, 2008 from $7.7 million for the three months ended June 30, 2007, an increase of $2.3 million or 31%. The increase was primarily attributable to $1.7 million in CPAC-related expenses. We also incurred $0.7 million in additional employee costs as the total number of employees engaged in research and development activities increased to 181 at June 30, 2008 from 160 at June 30 2007, as we work on future product initiatives.
Selling, general and administrative expenses
Selling, general and administrative expenses increased to $13.6 million for the three months ended June 30, 2008 from $9.1 million for the three months ended June 30, 2007, an increase of $4.5 million or 49%. The increase was primarily due to a $2.7 million reserve for doubtful accounts receivables from two customers. Also contributing to the growth was an increase of $0.9 million in employee costs as the total number of employees engaged in selling, general and administrative activities increased to 159 at June 30, 2008 from 126 at June 30, 2007, due to the expansion of our business. We also incurred a $0.9 million increase in commissions due to significant amounts earned by sales agents during the period. In addition, we incurred a $0.5 million increase in costs for outside services, including consulting, legal, tax and audit fees due to the increased complexity of our business.
Share-based compensation
We recorded share-based compensation expense under SFAS No. 123(R) of $0.8 million and $0.8 million for the three months ended June 30, 2008 and 2007, respectively.
Other income (expense)
We had other income of $1.0 million for the three months ended June 30, 2008 and $1.1 million for the three months ended June 30, 2007, a decrease of $0.1 million or 9%. During the three months ended June 30, 2008, we received a $0.4 million insurance claim settlement related to a system damaged during installation and accrued $0.5 million for expenses related to a pending lawsuit.
Income tax expense (benefit)
We recorded income tax benefits of $1.8 million and $0.5 million, respectively, for the three months ended June 30, 2008 and 2007, a change of $1.3 million. The change was primarily due to a greater pretax loss for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The effective tax rates for the three months ended June 30, 2008 and 2007 were 22% and 44%, respectively.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Revenue
Product revenue decreased to $77.7 million for the six months ended June 30, 2008 from $87.2 million for the six months ended June 30, 2007, a decrease of $9.5 million or 11%. This result was caused primarily by a decrease in the number of Hi Art systems installed and accepted, as we received acceptances on 7% fewer systems during the six months ended June 30, 2008 versus the six months ended June 30, 2007. In addition, the average selling price per system decreased by approximately 5% due to a lower number of international system acceptances. Last year, 35% of our revenue was from the European market, and these sales generally carried high average selling prices due to favorable exchange rates. During the six months ended June 30, 2008, only 17% of our revenue was Europe-sourced.
Service and other revenue increased to $13.2 million for the six months ended June 30, 2008 from $7.7 million for the six months ended June 30, 2007, an increase of $5.5 million or 72%. This result was caused by a $5.4 million increase in service contract revenue due to the previously discussed increase in units under service contracts. Also contributing to the overall increase was a $0.5 million increase in revenue recognized on service parts sold to distributors.

Cost of revenue
Cost of revenue increased to $70.2 million for the six months ended June 30, 2008 from $58.5 million for the six months ended June 30, 2007, an increase of $11.7 million or 20%. This increase was attributable to the growth in the number of systems under service contracts, growth in our service infrastructure and additional reserves for future warranty costs and inventory write-offs. Our employee costs increased by approximately $7.1 million due to the previously discussed increase in the total number of employees engaged in our service operations at June 30, 2008 as compared to June 30, 2007. We also incurred additional travel and logistics costs of $2.4 million due to more systems in the installed base, which led to a higher number of service repairs and the need for additional service parts depots. Also contributing to the overall increase was a $1.8 million increase in the costs associated with upgrading the installed base for component and software changes. In addition, we increased our warranty reserve by $0.8 million as previously discussed.
Gross margins decreased to 22.8% for the six months ended June 30, 2008 from 38.3% for the six months ended June 30, 2007. This decline was due to both lower average selling prices and low system sales volume, resulting in reduced leverage of our fixed service infrastructure costs described above.
Research and development expenses
Research and development expenses increased to $19.6 million for the six months ended June 30, 2008 from $14.9 million for the six months ended June 30, 2007, an increase of $4.7 million or 32%. The increase was primarily attributable to $1.7 million in CPAC-related expenses. We also incurred $2.1 million in additional employee costs due to the previously discussed increase in the number of employees engaged in research and development activities at June 30, 2008 as compared to June 30, 2007. In addition, we incurred an additional $1.5 million of external expenses on projects related to new product development and to future product enhancements.
Selling, general and administrative expenses
Selling, general and administrative expenses increased to $24.3 million for the six months ended June 30, 2008 from $17.7 million for the year ended June 30, 2007, an increase of $6.6 million or 37%. The increase was primarily due to the previously mentioned reserve for doubtful accounts receivables of $2.7 million. Also contributing to the growth was an increase of $1.7 million in employee costs due to the previously discussed increase in the number of employees engaged in selling, general and administrative activities at June 30, 2008 as compared to June 30, 2007. We also incurred a $1.2 million increase in travel expenses, trade shows and meetings and selling costs due to the growth of our business and geographical spread of our operations. In addition, we incurred $1.0 million in costs for outside services, including consulting, legal, tax and audit fees due to the increased complexity of our business.
Share-based compensation
We recorded share-based compensation expense under SFAS No. 123(R) of $1.7 million and $1.6 million for the six months ended June 30, 2008 and 2007, respectively.
Other income (expense)
We had other income of $2.7 million for the six months ended June 30, 2008 and $1.2 million for the six months ended June 30, 2007, a change of $1.5 million. This increase was primarily attributable to additional interest income of $1.5 million, which was a result of our substantially larger cash balances due to our initial public offering in May 2007.
Income tax expense (benefit)
We recorded an income tax benefit of $5.9 million for the six months ended June 30, 2008 and an income tax expense of $1.7 million for the six months ended June 30, 2007, a change of $7.6 million. The change was primarily due to a pretax loss for the six months ended June 30, 2008 as compared to pretax income for the six months ended June 30, 2007. The effective tax rates for the six months ended June 30, 2008 and 2007 were 32% and 35%, respectively.

Liquidity and Capital Resources
To date, we have funded our working capital and capital expenditure requirements using cash generated from sales of equity securities, operations and, to a lesser extent, borrowings. Since our inception and through June 30, 2008, we have obtained financing of $233.1 million primarily through public and private placements of equity securities and the exercise of stock options.
Cash Flows
Cash flows from operating activities
Net cash used in operating activities was $33.1 million for the six months ended June 30, 2008. This included a net loss of $13.0 million, which was primarily adjusted for the following noncash expenses: $4.1 million of depreciation and amortization, $6.0 million of deferred income tax benefits, $1.5 million of noncontrolling interests and $1.7 million of share-based compensation. Receivables decreased by $4.4 million due to higher collections, to a lower number of system acceptances during the fiscal period and to reserving for potential bad debt. Inventory increased by $21.2 million due to a larger number of finished systems awaiting shipment and to an increase in spare parts stocked at our global inventory depots. Accounts payable decreased by $6.3 million due to the timing of vendor payments. Accrued expenses decreased by $5.6 million due primarily to the decrease of employee-related accruals. Deferred revenue increased by $7.5 million due largely to an increase in deferred service contract revenue. Customer deposits increased by $5.1 million due to the new orders received during the period.
Net cash used in operating activities was $13.0 million for the six months ended June 30, 2007. This included net income of $3.2 million, which was primarily adjusted for the following noncash expenses: $2.9 million of depreciation and amortization, $1.3 million of deferred income tax provision and $1.6 million of stock-based compensation. Receivables increased by $14.1 million due to increased system sales and the timing of the billing events. Inventory increased by $16.1 million due to an increase in purchases to meet increased sales demand, an increase in our world-wide service inventory depots and an increase in finished systems waiting for shipment or customer acceptance. Accrued expenses increased by $1.2 million based on increased purchases of goods and services. Deferred revenue increased by $5.1 million due to a large number of systems that were awaiting customer acceptance. Customer deposits increased $1.4 million due to an increase of units in backlog.
Cash flows from investing activities
Net cash used in investing activities was $106.4 million for the six months ended June 30, 2008. We invested $99.2 million in short-term marketable securities. We also used net cash of $4.4 million to purchase capital equipment, which included tools and equipment to support our manufacturing operations and new computer equipment. In addition, we invested $2.3 million in test systems for internal development, training and testing of manufacturing components.
Net cash used in investing activities was $5.3 million for the six months ended June 30, 2007. We used these funds to purchase capital equipment as we (1) finished the build-out of our new training centers, (2) equipped our new training centers with an additional test system, (3) implemented our new enterprise resource planning system and (4) added computer equipment and software for our new employees.
Cash flows from financing activities
Net cash provided by financing activities was $7.6 million for the six months ended June 30, 2008. This included $6.5 million in proceeds from the issuance of CPAC common stock and $1.2 million in proceeds from the exercise of employee stock options.
Net cash provided by financing activities was $187.6 million for the six months ended June 30, 2007. This included $185.4 million in proceeds from our IPO, net of issuance costs. Additionally, we received $1.8 million in proceeds from the exercise of employee stock options and $0.5 million in proceeds from the exercise of warrants.
Foreign currency exchange rate changes increased our cash and equivalents by $0.7 million during the six months ended June 30, 2008 and decreased our cash and equivalents by $0.1 million during the six months ended June 30, 2007.

Financial Condition
Our cash and equivalents were $60.6 million at June 30, 2008, compared to $191.8 million at December 31, 2007, a decrease of $131.2 million or 68%, which can largely be attributed to our decision to move a larger portion of our excess cash to outside investment managers and invest in short-term marketable securities during May 2008. Further discussion of this decrease can be found under the section titled “Liquidity and Capital Resources-Cash Flow-Cash flows from investing activities”. Our working capital, which is calculated by subtracting our current liabilities from our current assets, was $203.6 million at June 30, 2008, compared to $211.4 million at December 31, 2007, a decrease of $7.8 million or 4%. Our shareholders’ equity was $237.7 million at June 30, 2008, compared with $238.7 million at December 31, 2007, a decrease of $1.0 million or less than 1%.
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
Off-Balance Sheet Arrangements
As of June 30, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
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

For a description of our critical accounting policies and estimates, please refer to “Critical Accounting Policies and Estimates” section of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2007. Other than the items discussed below, there have been no material changes in any of our accounting policies since December 31, 2007.
Investments
We account for investments in accordance with SFAS No. 157, Fair Value Measurements (SFAS No.157). In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 157–2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•
Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The adoption of SFAS No. 157 did not have a material impact on our results of operations and financial condition. As of June 30, 2008, our financial assets were measured at fair value in accordance with SFAS No. 157 employing Level 1 inputs.
Investment in CPAC
The condensed consolidated financial statements include the accounts of the Company, our wholly-owned subsidiaries and our controlled, minority-owned affiliate (CPAC). We have consolidated CPAC in accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements, (ARB No. 51), as CPAC is deemed to be a development stage enterprise, we hold a call option on the medical technology from CPAC and we maintain overall control of CPAC’s Board of Directors. Our ownership in CPAC is less than 100%; therefore, the outside stockholders’ interests are shown in the condensed consolidated financial statements as “Noncontrolling interests”. Significant intercompany balances and transactions have been eliminated in consolidation.
Recent Accounting Pronouncements
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
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used (order of authority) in the preparation of financial statements that are presented in conformity with generally accepted accounting standards in the United States. FAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have a material impact on our financial statements.

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
Item 4. Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
As of June 30, 2008, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, our management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Commitments and Contingencies to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated herein by reference. From time to time, we are involved in legal proceedings arising in the ordinary course of business. We do not believe that the outcome of any such pending or threatened litigation will have a material adverse effect on our financial condition or results of operations. However, it is inherent in legal proceedings where issues may be decided by finders of fact, there is a risk that unpredictable decisions adverse to the Company could be reached.

Item 1A. Risk Factors
In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our 2007 Annual Report filed on Form 10-K and in our Quarterly Report filed on Form 10-Q for the period ending March 31, 2008, which could materially affect our business, financial condition or future results.
We currently depend on sales of the Hi Art system for substantially all of our revenue and, if we are unable to grow or sustain sales of the Hi Art System, we may not generate sufficient revenue to support our business.
Currently, our sole product is the Hi Art system, which we began selling five years ago. We expect to generate substantially all of our revenue for the foreseeable future from sales of and post-warranty service contracts for the Hi Art system. Accordingly, we are dependent on our ability to market and sell the Hi Art system. Any factor materially adversely affecting our ability to market and sell the Hi Art system, or pricing and demand for the Hi Art system, including weak economic conditions, new competitive technologies, our failure to maintain a strong sales and marketing team, issues with reimbursement, or the like, would have a material adverse effect on our financial conditions and results of operations.
Since substantially all of our revenue is derived from sales of the Hi Art system, and because of the long sales cycle and high unit price of the Hi Art system, results will very significantly from period to period. These fluctuations in revenue may make it difficult to compare our results of operations to prior periods.
We expect to generate substantially all of our revenue for the foreseeable future from sales of and post-warranty service contracts for the Hi Art system. Accordingly, we are dependent on our ability to market and sell the Hi Art system. Moreover, the Hi Art system is a major capital equipment item and has a lengthy sales cycle. We typically recognize revenue from the sale of the Hi Art system after installation and upon receipt of a signed acceptance test procedure report from the customer. Because of the high unit price of the Hi Art system and the relatively small number of units installed each quarter, each installation currently represents a significant component of our revenue for a particular quarter. Furthermore, approximately one quarter of our orders currently in backlog are now from for-profit institutions, often for multiple systems. We have recently observed that orders from these types of customers typically remain in backlog longer and are being installed over a greater period of time than single system orders. If a small number of customers defer installation of a Hi Art system for even a short period of time, recognition of a significant amount of revenue may be deferred to a subsequent period. Since our operating costs are relatively fixed, our inability to recognize revenue in a particular quarter may adversely affect our profitability in that quarter. As a result, the inability to recognize revenue in a particular quarter may make it difficult to compare our quarterly operating results with prior periods.
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
The market for radiation therapy equipment is characterized by intense competition and pricing pressure. We consider the competition for the Hi Art system to be existing radiation therapy systems, primarily using C-arm linear accelerators, sold by large, well-capitalized companies with significantly greater market share and resources than we have. In particular, we compete with a number of existing radiation therapy equipment companies including Varian Medical Systems, Inc., Elekta AB, Siemens Medical Solutions, and, to a lesser extent, Accuray Incorporated and BrainLAB AG. Varian Medical Systems has been the market leader for many years and has the majority market share for radiation therapy systems worldwide. Varian recently began selling and installing a new technology called RapidArc. The RapidArc technology purports to be able to deliver image-guided, intensity-modulated radiation therapy more rapidly than other similar systems, and Varian has launched a strong marketing campaign claiming this technology has the same or better capabilities as the Hi Art system. If we are unable to compete effectively against this and other products of existing or future competitors, our net revenue could decline. Some of our competitors may compete by changing their pricing model or by lowering the price of their conventional radiation therapy systems or ancillary supplies. If these competitors’ pricing techniques are effective, it could result in downward pressure on the price of radiation therapy systems. If we are unable to maintain or increase our selling prices in the face of competition, our gross margins may decline.
We may be delayed or prevented from implementing our long-term sales strategy if we fail to implement enhancements to the system in a timely manner and also fail to educate clinicians and patients about the benefits and functionality of the Hi Art system.
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
Customers or potential customers may decide that certain tumors can be adequately treated using traditional radiation therapy systems, notwithstanding the greater precision and functionality enabled by the Hi Art system. These considerations may be particularly relevant to cancer treatment centers that only have space for a single radiation therapy system, which in the United States currently represents the majority of the available market. In order to increase sales of the Hi Art system to these customers, we are continuing to develop significant enhancements to the Hi Art system to improve speed and patient throughput in order to render the time differentials between certain procedures performed using the Hi Art system and those performed using competitive systems insignificant. Our efforts to expand sales of the Hi Art system in the long-term may be adversely affected if we fail in implementing these strategies and enhancements.
Our sales may be impacted, or we may be faced with order cancellations, if economic conditions in the United States or elsewhere worsen.
The Hi Art system is a major capital equipment item that represents a significant purchase for most of our customers. In a weak economy, our customers may hesitate to place large capital equipment orders such as the Hi Art system or they may be required to cancel previously planned purchases. In the first half of 2008, several customers reported to us that they cancelled orders as a result of financial difficulties. In addition, a couple of new orders that we expected to close in the second quarter of 2008 were not placed, which we believe might be the result of financial concerns or concerns about the U.S. economy. Furthermore, to the extent our customers may require funding through a credit facility or lease arrangement, such credit may be difficult to obtain on reasonable terms. Should economic conditions worsen or the credit markets tighten, our customers who have just installed units may have difficulty making or completing payments, resulting in an increase in outstanding accounts receivable and cancellations of some orders.

We rely on local distributors to market and distribute the Hi Art system in key markets.
We rely on third-party distributors for the marketing and distribution of the Hi Art system in certain countries in Asia-Pacific, the Middle East and Eastern Europe, including seven new distributors which we added in late 2007 and the first half of 2008. The percentage of our revenue derived from sales by local distributors was 18% in 2007, 21% in 2006, and 11% in 2005. A component of our growth strategy is to expand our marketing and sales through distributors in additional countries. Our success in generating sales in countries where we have engaged local distributors depends in part on the efforts of others whom we do not directly employ. Many of our local distributors have only limited personnel, which could impair their ability to successfully market, sell and service the Hi Art system. In addition, if a distributor is terminated by us or goes out of business, it may take us a period of time to locate an alternative distributor and to train its personnel to market the Hi Art system and our ability to sell and service the Hi Art system in that country could be adversely affected. Any of these factors could adversely affect our potential for revenue from international markets and increase our costs in those markets. For example, we recently decided to terminate the distribution agreement with our current distributor in Japan. We are working to transfer certain assets, such as inventory and the regulatory license, in order to ensure a smooth transition. If we are unable to transition smoothly, we could experience loss of revenue, increased costs, and damage to our reputation.
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
We are making investments in developing alternate components, implementing enhancements to increase the performance of components currently used in the Hi Art system, seeking to identify lower priced components of comparable or improved performance and quality, and implementing other improvements to our service processes. For example, we recently announced our intention to acquire 100% of the outstanding stock of Chengdu Twin-Peak Accelerator Technology Inc., or Twin-Peak, a privately held company based in Chengdu, China. We anticipate that this company could be an alternative and secondary source of supply for linear accelerators. However, the closing of this transaction, expected to be in the third quarter of 2008, is subject to the completion of a number of closing conditions. We also recently entered into a new supply agreement with Hitachi Medical Corporation to be our new supplier for the radiation detectors. If these and other initiatives do not improve our quality and cost, as well as mitigate risk of sole supply, our profitability may not improve and our reputation may be damaged.
Our ability to increase our profitability depends in part on increasing our gross margins in the service business, which we may not be able to achieve.
Our gross margins may decline in a given period due in part to higher component costs and significant replacement rates for components, resulting in increased warranty expense and negative profit margins on most of our existing service contracts for the Hi Art system. We are making investments in developing alternate components, implementing enhancements to increase the performance of components currently used in the Hi Art system, and seeking to identify lower priced components of comparable or improved performance and quality, as evidenced by our recent decision to purchase Twin Peak as a source for linacs and our new supply agreement with Hitachi Medical Corporation for radiation detectors. We are also implementing other improvements to our service processes, including implementation of a new software service tool that should provide greater efficiencies in provision of service for our systems. If we are unable to reduce our expenses through these initiatives and maintain competitive pricing of service contracts, our profitability may not improve or may be adversely affected.
Our success will depend on our ability to attract and retain qualified personnel as well as effective management of our growth.
The number of our employees has increased significantly over time, with 492 at the end of 2006, 665 as of December 31, 2007, 707 at the end of the first quarter of 2008, and 724 at the end of the second quarter of 2008. Although we have recently begun to slow growth of our employee population, in order to implement our business strategy, we expect continued growth in our employee requirements in key areas of the business, including sales and service. We also are highly dependent on members of our senior management, sales, operations and research and development staff. Our continued success will depend on our ability to retain our current management and qualified personnel with expertise in research and development, engineering, service, manufacturing, sales, marketing and finance, as well as our ability to attract, retain and train new staff in key areas such as sales and service. We face considerable challenges, including managing geographically dispersed efforts, in recruiting, training, managing, motivating and retaining these teams. If we are unable to maintain an adequate pool of trained and motivated personnel, our reputation could suffer and our financial position could be adversely affected.

We recently invested in continued development of a new compact proton therapy system through a separate entity. If this development project is unsuccessful, or we are unable to raise the additional capital that may be necessary for this project on acceptable terms, our ability to diversify our business could be impaired.
In late April of 2008, we announced our participation in a new venture, Compact Particle Acceleration Corporation (or CPAC), to continue development of our research initiative for a compact proton therapy system for the treatment of cancer. We anticipate that CPAC will complete phase I financing by the close of the quarter ending September 30, 2008. We currently anticipate that CPAC will obtain a total investment of approximately $45 million to be completed in three phases which are linked to key technological milestones. We cannot be certain that CPAC will be able to obtain all of the additional financing required for this project on commercially reasonable terms, or that the technology development will be successful, which could limit our ability to grow and diversify our product portfolio. Even if CPAC is able to obtain financing and the technology development is successful, it may not have the resources to commercialize the compact proton, or the market requirements may have changed such that commercialization is no longer feasible.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
We have issued and sold the following unregistered securities during the three months ended June 30, 2008.
We sold 723 shares of common stock to an existing shareholder for cash consideration in the amount of approximately $1,330 upon the exercise of warrants. We claimed exemption from registration under the Securities Act for the sale and issuance of these securities by virtue of Section 4(2), Section 4(6) and/or Regulation D promulgated thereunder as a transaction not involving any public offering. The purchaser of unregistered securities for which we relied on Section 4(2), Section 4(6) and/or Regulation D represented that he or she was an accredited investor as defined under the Securities Act. We claimed such exemption on the basis that (a) the purchaser represented that he or she intended to acquire the securities for investment only and not with a view to the distribution thereof and that he or she either received adequate information about us or had access, through business relationships, to such information and (b) appropriate legends were affixed to the stock certificate issued in such transaction.
(b) Use of Proceeds from Public Offering of Common Stock
Our initial public offering of 13,504,933 shares of our common stock, par value $0.01 per share was effected through a Registration Statement on Form S-1 (Reg. No. 333-140600) which was declared effective by the SEC on May 8, 2007. We issued 10,602,960 shares, 2,901,973 of which were sold by selling stockholders, 1,761,513 of which were purchased by the underwriters’ exercise of their overallotment option, on May 9, 2007 for gross proceeds to the Company of $201.5 million. We paid the underwriters a commission of $14.1 million and incurred additional offering expenses of approximately $2.7 million. After deducting the underwriters’ commission and the offering expenses, we received net proceeds of approximately $184.7 million. The managing underwriter of our initial public offering was Merrill Lynch & Co.
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

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Shareholders held on May 1, 2008, the shareholders of TomoTherapy Incorporated voted on the following two proposals and cast their votes as follows:
Proposal One:
To elect the following persons to serve as directors until the 2011 Annual Meeting of Shareholders:

	For	Withheld

Thomas Rockwell Mackie	42,686,091	372,124

John J. McDonough	41,516,940	1,541,275

Frances S. Taylor	42,814,791	243,424
To elect the following person to serve as a director until the 2009 Annual Meeting of Shareholders:

	For	Withheld

John J. Greisch	42,872,678	185,537
Directors Sam R. Leno, John P. Neis, Cary J. Nolan, Carlos A. Perez, Paul J. Reckwerdt, and Frederick A. Robertson continued in office following the Annual Meeting.
Proposal Two:
To ratify the appointment of Grant Thornton LLP as the Company’s Independent Registered Public Accounting Firm for fiscal year 2008:

•	40,761,824	Votes For

•	1,987,464	Votes Against

•	308,927	Abstentions
There were no broker non-votes for either proposal.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

2.1	Equity Interest Transfer Agreement, dated April 17, 2008. (1)*

10.1	Stock Purchase Agreement dated as of April 25, 2008 by and among Compact Particle Acceleration Corporation, TomoTherapy Incorporated and the other shareholders named therein. (2)

10.2	Shareholder Agreement dated as of April 25, 2008 by and among Compact Particle Acceleration Corporation, TomoTherapy Incorporated and the other shareholders named therein. (2)

10.3
Investors’ Rights Agreement for Compact Particle Acceleration Corporation dated as of April 25, 2008 by and among Compact Particle Acceleration Corporation, TomoTherapy Incorporated and the other shareholders named therein. (2)

10.4
Limited Exclusive License Agreement for Dielectric Wall Accelerator Technology for Particle and Radiotherapy dated as of February 23, 2007 between The Regents of the University of California and TomoTherapy Incorporated. (2)*

10.5
Amendment One dated as of April 8, 2008 to Limited Exclusive Patent License Agreement for Dielectric Wall Accelerator Technology for Particle and Radiotherapy between Lawrence Livermore National Security, LLC and TomoTherapy Incorporated. (2)*

10.6	Limited Exclusive Sublicense Agreement dated as of April 25, 2008 for Dielectric Wall Accelerator Technology between TomoTherapy Incorporated and Compact Particle Acceleration Corporation. (2)*

10.7	Supply Agreement dated June 25, 2008 between Hitachi Medical Corporation and TomoTherapy Incorporated. (3)*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

(1)	Previously filed as an exhibit to Form 8-K/A on April 21, 2008.

(2)	Previously filed as an exhibit to Form 8-K on April 28, 2008.

(3)	Previously filed as an exhibit to Form 8-K on June 30, 2008.

(4)	Filed as an exhibit to this Form 10-Q.

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the Form 8-K and submitted separately to the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TomoTherapy Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 8, 2008

TOMOTHERAPY INCORPORATED
/s/ Frederick A. Robertson
Frederick A. Robertson
Chief Executive Officer

TOMOTHERAPY INCORPORATED
/s/ Stephen C. Hathaway
Stephen C. Hathaway
Chief Financial Officer and Treasurer

EXHIBIT INDEX

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