Form 10-Q
period 2008-09-30
TomoTherapy Inc
filed 2008-11-07
CIK 1317872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding as of October 31, 2008: 50,274,342 shares.

TomoTherapy Incorporated
Index

Page
Part I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Cash Flows	5

Notes to the Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	29

Item 4. Controls and Procedures	29

Part II — OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information	34

Item 6. Exhibits	41

SIGNATURES	42

EXHIBIT INDEX	43

Exhibit 3.1
Exhibit 3.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(unaudited)
	September 30,	December 31,
	2008	2007

ASSETS
Cash and equivalents	$22,135	$191,780
Short-term investments	119,884	—
Receivables, net	25,294	44,596
Inventories, net	86,616	53,171
Deferred tax assets	2,279	3,433
Prepaid expenses and other current assets	4,057	1,622

Total current assets	260,265	294,602
Property and equipment, net	22,326	19,894
Deferred tax assets	20,127	6,027
Other non-current assets, net	9,645	6,642

TOTAL ASSETS	$312,363	$327,165

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$12,902	$17,655
Accrued expenses	12,240	21,699
Accrued warranty	5,724	7,973
Deferred revenue	21,871	15,517
Customer deposits	29,856	20,309

Total current liabilities	82,593	83,153
Other non-current liabilities	5,876	5,318

Total liabilities	88,469	88,471

COMMITMENTS AND CONTINGENCIES (Note D)

Noncontrolling interests	5,118	—

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value, 10,000,000 shares authorized at September 30, 2008 and December 31, 2007; no shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	—	—
Common stock, $.01 par value, 200,000,000 shares authorized at September 30, 2008 and December 31, 2007; 50,268,902 and 49,740,577 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	503	497
Additional paid-in capital	658,243	651,725
Treasury stock, 1,632 shares at cost	—	—
Accumulated other comprehensive loss	(979)	(523)
Accumulated deficit	(438,991)	(413,005)

Total shareholders’ equity	218,776	238,694

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$312,363	$327,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenue	$27,374	$59,221	$118,295	$154,099
Cost of revenue	28,281	37,151	98,459	95,694

Gross profit (loss)	(907)	22,070	19,836	58,405

Operating expenses:
Research and development	10,947	9,624	30,516	24,471
Selling, general and administrative	11,547	11,126	35,850	28,844

Total operating expenses	22,494	20,750	66,366	53,315

Income (loss) from operations	(23,401)	1,320	(46,530)	5,090
Other income (expense):
Interest income	1,032	2,411	3,896	3,808
Interest expense	(17)	(20)	(34)	(94)
Other income, net	479	384	323	233

Total other income	1,494	2,775	4,185	3,947

Income (loss) before income tax and noncontrolling interests	(21,907)	4,095	(42,345)	9,037
Income tax expense (benefit)	(6,300)	1,512	(12,220)	3,221

Income (loss) before noncontrolling interests	(15,607)	2,583	(30,125)	5,816
Noncontrolling interests	(2,654)	—	(4,139)	—

Net income (loss)	(12,953)	2,583	(25,986)	5,816
Accretion of redeemable convertible preferred stock	—	—	—	(237,582)

Net income (loss) attributable to common shareholders	$(12,953)	$2,583	$(25,986)	$(231,766)

Net income (loss) per share attributable to common shareholders
Basic	$(0.26)	$0.05	$(0.52)	$(7.46)

Diluted	$(0.26)	$0.05	$(0.52)	$(7.46)

Weighted average common shares outstanding used in computing net income (loss) per share attributable to common shareholders
Basic	50,244	49,130	50,147	31,058

Diluted	50,244	54,405	50,147	31,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended September 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$(25,986)	$5,816
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,397	4,563
Share-based compensation	3,212	2,519
Deferred income tax provision (benefit)	(12,876)	2,510
Noncontrolling interests	(4,139)	—
Other noncash items	258	1,063
Changes in operating assets and liabilities:
Receivables	19,144	(19,801)
Inventories	(33,565)	(16,406)
Prepaid expenses and other assets	(2,578)	(1,038)
Accounts payable	(4,721)	(773)
Accrued expenses	(9,390)	2,282
Accrued warranty	(2,249)	1,149
Deferred revenue	6,339	4,050
Customer deposits	9,547	1,662
Other non-current liabilities	678	—

Net cash used in operating activities	(49,929)	(12,404)

Cash flows from investing activities:
Purchases of property and equipment	(6,421)	(7,087)
Purchases of test systems	(2,777)	(2,817)
Purchases of short-term investments	(120,064)	—
Other investing activities	(797)	(40)

Net cash used in investing activities	(130,059)	(9,944)

Cash flows from financing activities:
Payments on notes payable	(81)	(25)
Proceeds from initial public offering, net of issuance costs	—	184,678
Proceeds from issuance of affiliate’s common stock	9,257	—
Proceeds from exercises of stock options and warrants	1,411	2,559

Net cash provided by financing activities	10,587	187,212
Effect of exchange rate changes on cash and equivalents	(244)	(415)

Increase (decrease) in cash and equivalents	(169,645)	164,449
Cash and equivalents at beginning of period	191,780	20,137

Cash and equivalents at end of period	$22,135	$184,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A — DESCRIPTION OF BUSINESS
TomoTherapy Incorporated, a Wisconsin corporation, its wholly-owned subsidiaries and its minority-owned affiliate as described below (the Company) developed, markets and sells the Hi Art system (the System), an advanced and versatile radiation therapy system for the treatment of a wide variety of cancers. The Company markets and sells the System to hospitals and cancer treatment centers.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The Company’s condensed consolidated financial statements include the accounts of TomoTherapy, its wholly-owned subsidiaries and Compact Particle Acceleration Corporation (CPAC), TomoTherapy’s controlled, minority-owned affiliate. The Company has consolidated CPAC in accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements, (ARB No. 51), as CPAC is deemed to be a development stage enterprise, TomoTherapy holds a call option on certain medical technology of CPAC and TomoTherapy maintains overall control of CPAC’s Board of Directors. TomoTherapy’s ownership in CPAC is less than 50%; therefore, the outside stockholders’ interests are shown in the condensed consolidated financial statements as “Noncontrolling interests”. Significant intercompany balances and transactions have been eliminated in consolidation.
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
Cash and Equivalents
The Company considers all highly liquid interest-earning investments with maturities of three months or less at the date of purchase to be cash equivalents. The fair value of these investments approximates their carrying value.

Investments
Investments with maturities of greater than three months at the date of purchase and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year have been classified as short-term if they are highly liquid and because such marketable securities represent the investment of cash that is available for current operations. All short-term investments are classified as available for sale and are recorded at market value using the specific identification method. Changes in market value, net of tax, are reflected in the condensed consolidated financial statements as “Accumulated other comprehensive loss”.
Investments consisted of the following (in thousands):

	September 30, 2008
		Unrealized	Unrealized
	Cost basis	gains	losses	Fair Value
U.S. Government and Agency securities	$91,832	$385	$(153)	$92,064
Corporate bonds	28,232	21	(433)	27,820

	$120,064	$406	$(586)	$119,884

The maturities of debt securities were as follows (in thousands):

	September 30, 2008
	Cost basis	Fair Value
Due in one year or less	$46,600	$46,450
Due after one year through five years	73,464	73,434

	$120,064	$119,884

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 157–2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
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
The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations and financial condition. As of September 30, 2008, the Company’s financial assets were measured at fair value in accordance with SFAS No. 157 employing Level 1 inputs.
Allowance for Doubtful Accounts
The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determined the allowance based on known troubled accounts, historical experience and other available evidence. The Company’s allowance for doubtful accounts at September 30, 2008 and December 31, 2007 was $2.7 million and none, respectively.

Inventories
Components of inventory include raw materials, work-in-process and finished goods. Finished goods include in-transit systems that have been shipped to the Company’s customers but are not yet installed and accepted by the customer. All inventories are stated at the lower of cost or market, cost determined by the first-in first-out (FIFO) method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding twelve months, expected demand, technological obsolescence and other information. The Company records as a charge to cost of revenue the amount required to reduce the carrying value of inventory to net realizable value. As of September 30, 2008 and December 31, 2007, the Company had an inventory reserve of $9.3 million and $9.2 million, respectively. Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are included in the Company’s cost of revenue.
Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Raw materials	$48,299	$41,405
Work-in-process	9,401	8,722
Finished goods	28,916	3,044

	$86,616	$53,171

Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Commissions and payroll-related	$5,000	$6,597
Bonuses	48	5,249
Other	7,192	9,853

	$12,240	$21,699

Warranty Cost
The Company’s sales terms include a warranty that generally covers the first year of system operation. The Company records a current liability for the expected cost of warranty-related claims at the time of sale. The following table presents changes in the Company’s product warranty accrual for the nine months ended September 30, 2008 and 2007 (in thousands):

	September 30,	September 30,
	2008	2007
Balance, beginning of period	$7,973	$5,307
Charged to cost of revenue	6,762	8,225
Adjustments related to change in estimate	660	388
Actual product warranty expenditures	(9,671)	(7,464)

Balance, end of period	$5,724	$6,456

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
The Company recognizes revenue in connection with distributor sales of the System based on the distributor’s certification status. Once a distributor is certified by the Company to provide installation, testing, training and post-installation warranty services to end customers, the Company recognizes revenue upon shipment to that certified distributor as the Company no longer has any obligations to the distributor or the end customer. Prior to a distributor achieving certification, the Company recognizes revenue upon receipt of the signed acceptance procedure document from the end customer. Distributors do not have any contractual right of return, and the Company has not accepted any returns from any distributor.
The Company frequently enters into sales arrangements with customers that contain multiple elements or deliverables such as hardware and post-warranty maintenance services. Judgments as to the allocation of the proceeds received from an arrangement to the multiple elements, the determination of whether the undelivered elements are essential to the functionality of the delivered elements and the appropriate timing of revenue recognition are critical to ensure compliance with U.S. GAAP. The ability to establish the fair value of those elements could affect the timing of revenue recognition. For arrangements with multiple elements, the Company recognizes revenue for each element based on the fair value of the element provided when all other criteria for revenue recognition for such element have been met. The fair value for each element provided in multiple element arrangements is determined by referencing historical pricing policies when the element is sold separately.
Revenue allocated to post-warranty maintenance on the System is recognized ratably over the term of the agreement, which generally ranges from twelve to thirty-nine months.
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
Share-Based Compensation
The Company accounts for share-based payments in accordance with SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plans, to be measured at fair value and expensed in the consolidated statement of operations over the service period of the grant, which is generally the vesting period. See Note F for further disclosure related to SFAS No. 123(R).

The table below summarizes the net effect of recording share-based compensation expense under SFAS No. 123(R), which is allocated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Cost of revenue	$228	$195	$650	$464
Research and development	350	320	973	773
Selling, general and administrative	648	393	1,589	1,282
Income tax benefit	(39)	(111)	(423)	(377)

	$1,187	$797	$2,789	$2,142

Net Income (Loss) Per Share of Common Stock
Net income (loss) per share of common stock is as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Basic:
Net income (loss)	$(0.26)	$0.05	$(0.52)	$0.19

Net loss attributable to common shareholders	$(0.26)	$0.05	$(0.52)	$(7.46)

Diluted:
Net income (loss)	$(0.26)	$0.05	$(0.52)	$0.19

Net loss attributable to common shareholders	$(0.26)	$0.05	$(0.52)	$(7.46)

Weighted average common shares outstanding used in:
Basic	50,244	49,130	50,147	31,058

Diluted	50,244	54,405	50,147	31,058

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
For the three and nine months ended September 30, 2008 and the nine months ended September 30, 2007, diluted net loss attributable to common shareholders per share is the same as basic net loss attributable to common shareholders per share since the effects of potentially dilutive securities are anti-dilutive. The number of anti-dilutive shares excluded from the calculation of diluted net loss per share are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Stock options and warrants	5,847	34	5,847	94
Restricted stock	1,477	—	1,477	—

	7,324	34	7,324	94

Pro forma net income per share assuming conversion of preferred stock, contingent common shares, outstanding stock options and warrants for the three and nine months ended September 30, 2007 was as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Historical
Numerator:
Net income (loss) attributable to common shareholders	$(12,953)	$2,583	$(25,986)	$(231,766)

Denominator for basic net income (loss) per share:
Weighted-average shares of common stock outstanding	50,244	49,130	50,147	31,058

Net income (loss) attributable to common shareholders per share	$(0.26)	$0.05	$(0.52)	$(7.46)

Denominator for diluted net income (loss) per share:
Weighted-average shares of common stock outstanding	50,244	54,405	50,147	31,058

Net income (loss) attributable to common shareholders per share	$(0.26)	$0.05	$(0.52)	$(7.46)

Pro forma (unaudited)
Numerator:
Net income (loss) attributable to common shareholders		$2,583		$(231,766)
Pro forma adjustment to add back accretion of redeemable convertible preferred stock		—		237,582

Pro forma net income		$2,583		$5,816

Denominator for pro forma basic net income per share:
Weighted-average shares of common stock outstanding		49,130		31,058
Pro forma adjustments to reflect assumed conversion of preferred stock (as if converted)		—		11,825
Pro forma adjustment to reflect assumed conversion of contingent common shares (as if converted)		—		604

Shares used to compute pro forma basic net income per share		49,130		43,487

Pro forma basic net income per share		$0.05		$0.13

Denominator for pro forma diluted net income per share:
Weighted-average shares of common stock outstanding		54,405		31,058
Pro forma adjustments to reflect assumed conversion of preferred stock (as if converted)		—		11,825
Pro forma adjustment to reflect assumed conversion of contingent common shares (as if converted)		—		604
Pro forma adjustments to reflect assumed exercise of warrants and stock options using treasury stock method		—		5,099

Shares used to compute pro forma diluted net income per share		54,405		48,586

Pro forma diluted net income per share		$0.05		$0.12

Pro forma outstanding anti-dilutive securities not included in diluted earnings per share calculation
Stock options and warrants		34		94

Segment Information
The Company has determined that it operates in only one segment in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” as it only reports profit and loss information on an aggregate basis to its chief operating decision maker.
The Company categorizes revenue by major type. The following table summarizes revenue by major type (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Product revenue	$20,416	$53,403	$98,150	$140,636
Service and other revenue	6,958	5,818	20,145	13,463

	$27,374	$59,221	$118,295	$154,099

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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157–2, Effective Date of FASB Statement No. 157 (FSP No. 157-2), which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, as the Board previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS No. 157 in 2008 with respect to its financial assets and liabilities, but has delayed its adoption with respect to its non-financial assets and liabilities in accordance with FSP No. 157-2. The Company does not expect the adoption of FSP No. 157-2 to have a material impact on its consolidated financial statements.
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
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. The Company will be required to adopt SFAS No. 141(R) and SFAS No. 160 on or after December 15, 2008. The Company expects the adoption of SFAS No. 141(R) and SFAS No. 160 to have a material impact on its consolidated balance sheets during 2009, as “Noncontrolling interests” will be reclassified as Shareholders’ Equity.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures for derivative and hedging activities. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of this statement and does not expect it to have a significant impact on its financial statements.
In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (SFAS No. 142-3). SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The Company does not expect the adoption of SFAS No. 142-3 to have a material impact on its financial statements.
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

NOTE C — INCOME TAXES
For the nine months ended September 30, 2008, the Company’s effective income tax rate was 29%, which differed from the federal statutory rate of 35% primarily due to state income taxes. For the nine months ended September 30, 2007, the effective income tax rate was 36%. The federal tax credit for research activities originally expired on December 31, 2007, but was subsequently reinstated during October 2008. Therefore, these credits will impact the effective tax rate in the fourth quarter.
At September 30, 2008 and 2007, the Company had $35.6 million and $3.6 million of federal net operating loss carryforwards, respectively, and $4.7 million and $1.6 million of federal research tax credit carryforwards, respectively, which will expire beginning in 2020. In the event of an ownership change greater than 50% in a three-year period, utilization of the net operating losses and research tax credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Based on an analysis, the Company believes it is subject to an Internal Revenue Code 382 ownership change limitation. Its analysis resulted in no material limitation as to the usage of the net operating losses or tax credits. At September 30, 2008 and 2007, the Company had $20.4 million and $16.9 million of state net operating loss carryforwards, respectively, and $2.5 million and $0.8 million of state research tax credit carryforwards, respectively, which will expire beginning in 2015. SFAS No. 109 requires that a deferred tax asset be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At September 30, 2008 and 2007, the Company had a partial valuation allowance of $1.8 million and $1.3 million, respectively, relating to state net operating losses and state research tax credit carryforwards for which the Company believes realization is uncertain. At September 30, 2008 and 2007, the Company did not have valuation allowances related to its federal net operating losses or its federal research tax credit carryforwards, as it believes it is more likely than not they will be realized.
As required by FIN No. 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open. The amount of unrecognized tax benefits as of September 30, 2008 and 2007 was $3.7 million and $2.6 million, respectively, which if ultimately recognized, will reduce the Company’s annual effective tax rate.
The Company’s practice is to accrue interest and penalties related to uncertain tax positions as a component of income tax expense. At September 30, 2008 and December 31, 2007, the Company did not have any accrued interest and penalties nor did it recognize any interest and penalties for the three and nine months ended September 30, 2008 and 2007.
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. All of the Company’s tax years are currently open to examination by the U.S. federal and state tax authorities due to the carryforward of unutilized net operating losses and research tax credits.
NOTE D — COMMITMENTS AND CONTINGENCIES
On occasion, the Company is subject to proceedings, lawsuits and other claims related to patents, products and other matters. The Company assesses the likelihood of any adverse judgments or outcomes with respect to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after analyzing each matter. The Company’s reserves may change in the future due to new developments or changes in strategy in handling these matters.

Pending Litigation
On May 30, 2008 and June 10, 2008, two separate complaints were filed in the U.S. District Court for the Western District of Wisconsin against the Company and certain of its officers. On October 23, 2008, those complaints were consolidated into a Consolidated Amended Complaint filed in the U.S. District Court for the Western District of Wisconsin, against the Company, certain officers, and all of its independent directors during the period in question. The consolidated action alleges that the defendants violated the Securities Act of 1933 with respect to statements made in connection with the initial and secondary public offerings of the Company’s common stock. The plaintiffs also allege that the defendants violated federal securities laws by misrepresenting the Company’s projected financial outlook during the period May 9, 2007 through April 17, 2008. The lawsuit seeks to represent persons who purchased the Company’s securities between those dates and who were damaged as a result of the decline in the price of the Company’s stock, allegedly attributable to the financial misrepresentations. The action seeks compensatory damages in an unspecified amount.
The Company believes that it has substantial legal and factual defenses to the claims and allegations contained in the complaints, and it intends to pursue these defenses vigorously. There can be no assurance, however, that the Company will prevail. Although the Company carries insurance for these types of claims, a judgment significantly in excess of the Company’s insurance coverage could materially and adversely affect the Company’s financial condition, results of operations and cash flows. Presently, the Company estimates that its potential loss will not exceed its insurance deductible of $0.5 million. The Company has recorded such amount as a liability.
Operating leases
The Company leases four facilities under separate operating leases with various expiration dates through 2018. The Company also leases automobiles under separate operating leases with various expiration dates through 2012. Rent expense during the three months ended September 30, 2008 and 2007 was $1.0 million and $0.6 million, respectively, and during the nine months ended September 30, 2008 and 2007 was $3.0 million and $1.9 million, respectively.
NOTE E — TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Redeemable Convertible Preferred Stock
Prior to the Company’s initial public offering (IPO) on May 8, 2007, it issued various classes of preferred stock. The holders of Series A, B, C and D preferred stock had the option to put their shares back to the Company at the greater of the original purchase price plus accrued dividends or the current fair market value of the shares. The holders of Series E preferred stock had the option to put their shares back to the Company at the original purchase price plus accrued dividends. As a result, the carrying value of the preferred stock was increased by an accretion during the nine months ended September 30, 2007 so that the carrying amounts equaled the greater of fair value or the defined redemption value for the Series A, B, C and D preferred stock. The Series E preferred stock was increased to its redemption value, including accrued dividends. The accreted amounts were recorded to accumulated deficit. The put option and the related accretion of the preferred shares terminated upon the closing of the IPO. For the nine months ended September 30, 2007, an accretion charge of $237.6 million was recorded based on the IPO price. The resulting value was then allocated to each series of the Company’s preferred stock based upon the economic impact of the conversion rights and liquidation preferences of the preferred stock.
Warrants
Prior to the IPO, the Company had 307,088 and 158,566 warrants outstanding for the purchase of Series A and D preferred stock at a price per share of $0.82 and $1.84, respectively. Upon the closing of the IPO, the option to put the warrants back to the Company no longer existed and the outstanding Series D warrants became options to purchase common stock at an exercise price of $1.84 per share. At September 30, 2008 and December 31, 2007, the Company had 2,550 and 7,222 warrants outstanding.
In 2006, the Company adopted the FASB issued Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable. As a result, the Company reclassified the carrying value of the preferred stock warrants as a liability and recorded the warrants at fair value at each reporting period with any change in fair value reported in other income (expense), net. For the three and nine months ended September 30, 2007, the Company reported expenses for the increased valuations of none and $0.1 million, respectively.
The Company selected the Black-Scholes pricing model to determine the fair value of its warrants. The determination of the fair value using this model required assumptions regarding a number of complex and subjective variables. The assumptions used in the Company’s Black-Scholes calculation for Series D warrants at May 8, 2007 were: (i) fair value per share of $19.00; (ii) expected term of approximately two years; (iii) risk-free interest rate of 4.9%; (iv) expected volatility of 43%; and (v) no expected dividend yield.

Contingent Common Shares
In addition to the conversion features, the Series A Investment Agreement contained a contingent provision that entitled the Company’s founders and the holders of the Series A preferred stock to receive one share of the Company’s common stock for each 2.86 shares of Series A preferred stock held for a total of 1,288,669 shares of common stock. The other half of the contingent shares were to be issued based upon the price per share to be received by the holders of Series A preferred stock in such sale or IPO. In February 2007, in accordance with the terms of the Series A Investment Agreement, the Company’s Board of Directors allocated one-half of these contingent shares of common stock to holders of Series A preferred stock based upon the fact that a sale or IPO did not occur prior to seven years from the Series A issuance date and one-half of these contingent shares of common stock to the Company’s founders based upon the Company’s belief that the anticipated IPO price was greater than eight times the original Series A offering price in 1999. The Company has accounted for the contingent common shares based upon analogy to the guidance provided by Issue 2 of EITF 00-27, Application of Issue No 98-5 to Certain Convertible Instruments (EITF 00-27). The Company believes the contingent common share feature is an embedded, non-detachable feature of the Series A preferred stock and had similar economic characteristics to an embedded conversion option as addressed in EITF 00-27. The conditional obligation to redeem the instrument by transferring assets was approved by the Board of Directors on February 6, 2007 and the Company recognized a charge to retained earnings and an increase to additional paid-in-capital of approximately $0.1 million.
NOTE F — STOCK INCENTIVE PLANS
The Company sponsors four stock incentive plans (the Plans), which allow for the grant of incentive stock options, nonqualified stock options and restricted stock. Each option grant entitles the holder to purchase a specified number of shares of common stock at a specified price that may not be less than the fair market value on the grant date. Option grants under the Plans have a maximum life of ten years and vest at various intervals. Each restricted stock grant entitles the holder to purchase a specified number of shares of common stock and vests at various intervals. Vesting schedules are determined by the Compensation Committee of the Board of Directors at the grant date. In 2007, in connection with the Company’s IPO, the Board of Directors approved the 2007 Equity Incentive Plan (the 2007 Plan). Under the 2007 Plan, the Board of Directors is authorized to grant stock-based awards to employees, directors, and consultants for up to 2,302,488 shares in aggregate. As of September 30, 2008, the other three plans remain in effect along with the 2007 Plan; however, equity-based awards may only be granted under the 2007 Plan.
The following table summarizes the activity under the Company’s Plans (in thousands, except for weighted-average exercise price and weighted-average fair value):

		Outstanding Stock Options		Restricted Stock
	Shares		Weighted-		Weighted-
	Available	Number of	Average	Number of	Average
	for Grant	Shares	Exercise Price	Shares	Fair Value
Balance at December 31, 2007	2,077	6,331	$4.24	—	$—
Granted	(1,750)	273	9.69	1,477	6.10
Exercised	—	(524)	2.68	—	—
Cancelled	27	(236)	7.62	—	—

Balance at September 30, 2008	354	5,844	$4.14	1,477	$6.10

Exercisable at September 30, 2008		2,102	$3.36	—	$—

At September 30, 2008, the Company’s weighted-average remaining contractual term was 4.97 years for outstanding stock options and 5.21 years for exercisable stock options. In addition, the Company’s aggregate intrinsic value was $12.1 million for outstanding stock options and $3.4 million for exercisable stock options at September 30, 2008.

Upon the adoption of SFAS No. 123(R), the Company elected to use the Black-Scholes option-pricing model to value stock options. The Company used historical stock prices of companies which it considered as a peer group as the basis for its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The Company employed the plain-vanilla method of estimating the expected term of the options as prescribed by SAB 107 and SAB 110, as the Company did not have significant historical experience. The forfeiture rate is based on past history of forfeited options. The expense is being allocated using the straight-line method. Stock compensation expense during the three months ended September 30, 2008 and 2007 was $1.2 million and $0.8 million, respectively, and during the nine months ended September 30, 2008 and 2007 was $3.2 million and $2.3 million, respectively. As of September 30, 2008 and 2007, the Company had $15.9 million and $9.1 million, respectively, of total unrecognized compensation cost related to non-vested awards granted under the Company’s stock based plans that is expected to be recognized over a weighted-average period of 2.64 years and 3.08 years, respectively. Under the prospective method of adoption of SFAS No. 123(R), the Company continues to account for options issued prior to January 1, 2006 under the intrinsic value method of APB 25.
The fair values of each option grant for the three and nine months ended September 30, 2008 and 2007 were estimated at the date of grant using the Black-Scholes option-pricing model based on the assumptions below:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Employee Stock Option Plans
Expected term (in years)	4.25	4.25	4.25	4.25
Risk-free interest rate	2.7%	4.6%	2.7%	4.6%
Expected volatility	48% - 49%	45%	46% - 49%	45% - 65%
Expected dividend	—	—	—	—
Expected forfeiture rate	5.5%	0.0%	5.5%	0.0%
Weighted-average fair value at grant date	$6.00	$27.17	$9.69	$21.93
NOTE G — RELATED PARTY TRANSACTIONS
The Company has an exclusive license agreement with the Wisconsin Alumni Research Foundation (WARF), a shareholder of the Company, to make, use, sell and otherwise distribute products under certain of WARF’s patents anywhere in the world. The Company is required to pay WARF a royalty for each product sold. The Company has recorded to cost of revenue royalties of $0.1 million and $0.5 million during the three months ended September 30, 2008 and 2007, respectively, and $0.7 million and $1.0 million during the nine months ended September 30, 2008 and 2007, respectively. The license agreement expires upon expiration of the patents and may be terminated earlier if elected by the Company. The Company may also grant sublicenses to third parties but must pay WARF 50% of all fees, royalties and other payments received. WARF has the right to terminate the license agreement if the Company does not meet the minimum royalty obligations or satisfy other obligations related to its utilization of the technology. If the Company lost this license, it would be unable to produce or sell the System. The Company had royalty payable balances of $0.1 million and $0.6 million as of September 30, 2008 and December 31, 2007, respectively.
NOTE H— INVESTMENT IN COMPACT PARTICLE ACCELERATION CORPORATION
During April 2008, the Company established a new affiliate, CPAC, to develop a compact proton therapy system for the treatment of cancer. CPAC is currently conducting phase I financing and anticipates its completion during the quarter ending December 31, 2008. Investors in CPAC will include TomoTherapy, private investors and potential customers. A total investment of approximately $45 million is anticipated to be completed over three phases.
TomoTherapy holds a call option on the medical technology from CPAC, TomoTherapy maintains overall control of CPAC’s Board of Directors and CPAC is deemed to be a development stage enterprise. As a result, the Company consolidated CPAC’s accounts into its condensed consolidated financial statements in accordance with ARB No. 51 and presents the outside stockholders’ interests as “Noncontrolling interests” (See Note B). As its investment in CPAC, TomoTherapy contributed intellectual property with a fair market value of approximately $1.9 million. As of September 30, 2008, the TomoTherapy’s ownership interest in CPAC was 18.8%.

The following tables present the Company’s September 30, 2008 condensed consolidating financial statements, which summarize the effect of CPAC’s operations on the Company’s overall consolidated financial statements:
TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(In thousands)
(unaudited)

	September 30, 2008
	Tomo	CPAC	Adjustments	Consolidated

Current assets	$256,571	$3,850	$(156)	$260,265
Investment in affiliate	1,901	—	(1,901)	—
Other non-current assets, net	49,567	2,531	—	52,098

TOTAL ASSETS	$308,039	$6,381	$(2,057)	$312,363

Current liabilities	$82,269	$480	$(156)	$82,593
Other non-current liabilities	5,876	—	—	5,876
Noncontrolling interests	—	—	5,118	5,118
Common stock	503	178	(178)	503
Additional paid-in capital	658,243	10,980	(10,980)	658,243
Accumulated other comprehensive loss	(979)	—	—	(979)
Accumulated deficit	(437,873)	(5,257)	4,139	(438,991)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$308,039	$6,381	$(2,057)	$312,363

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(In thousands)
(unaudited)

	Three months ended September 30, 2008				Nine months ended September 30, 2008
	Tomo	CPAC	Adjustments	Consolidated	Tomo	CPAC	Adjustments	Consolidated

Revenue	$27,374	$—	$—	$27,374	$118,295	$—	$—	$118,295
Cost of revenue	28,281	—	—	28,281	98,459	—	—	98,459

Gross profit (loss)	(907)	—	—	(907)	19,836	—	—	19,836

Operating expenses:
Research and development	7,995	2,952	—	10,947	25,886	4,630	—	30,516
Selling, general and administrative	11,165	382	—	11,547	35,204	646	—	35,850

Total operating expenses	19,160	3,334	—	22,494	61,090	5,276	—	66,366

Loss from operations	(20,067)	(3,334)	—	(23,401)	(41,254)	(5,276)	—	(46,530)
Other income	1,477	17	—	1,494	4,166	19	—	4,185

Loss before income tax and noncontrolling interests	(18,590)	(3,317)	—	(21,907)	(37,088)	(5,257)	—	(42,345)
Income tax benefit	(6,300)	—	—	(6,300)	(12,220)	—	—	(12,220)

Loss before noncontrolling interests	(12,290)	(3,317)	—	(15,607)	(24,868)	(5,257)	—	(30,125)
Noncontrolling interests	—	—	(2,654)	(2,654)	—	—	(4,139)	(4,139)

Net income (loss)	$(12,290)	$(3,317)	$2,654	$(12,953)	$(24,868)	$(5,257)	$4,139	$(25,986)

NOTE I — OTHER EVENTS
On July 8, 2008, the Company entered into a memorandum of understanding to acquire certain assets of Hi-Art Co., Ltd. (Hi-Art), its distributor in Japan. The Company and Hi-Art expect to negotiate a purchase agreement and close the transaction during the quarter ending December 31, 2008, at which time the current distribution agreement will terminate.
On October 16, 2008, the Company signed a letter of intent with Hitachi Medical Corporation (HMC) to distribute the System in Japan. The Company and HMC expect to finalize the distribution agreement during the quarter ending December 31, 2008.
On October 31, 2008, the Company acquired 100% of the stock of Chengdu Twin Peak Accelerator Technology Inc., a privately held company based in Chengdu, China, from Sichuan Nanguang Vacuum Technology Incorporated Ltd. (Nanguang) and Yao Chongguo (Yao) for total consideration of approximately $2.6 million payable over three installments. As per the acquisition agreement, if Twin Peak cannot deliver a linear accelerator that meets the Company’s specifications by January 31, 2009, then the Company has the option to either 1) cease linear accelerator development and close Twin Peak, in which case the second and third installments would not be due from the Company, or 2) cease production at the Twin Peak facility and obtain the intellectual property rights to manufacture the linear accelerators elsewhere, in which case an additional payment to Nanguang and Yao would be due. Also, the second and third installment payment dates were shifted to on or before July 31, 2009 and July 31, 2010, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read together with our unaudited condensed consolidated financial statements and the notes to those financial statements, which are included in this report. This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates, and assumptions, based on information available at the time of the statement or, with respect to any document incorporated by reference, available at the time that such document was prepared. Forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives, prospects, and expectations. Forward-looking statements are often, but not always, made through the use of words such as “believe,” “anticipate,” “should,” “intend,” plan,” “will,” “likely,” “expect,” “estimate,” “project,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors, including those discussed below under “Financial Performance” and “Risk Factors” and elsewhere in this report, which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by those statements. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time.
Overview
We developed, market and sell the Hi Art system, an advanced and versatile radiation therapy system for the treatment of a wide variety of cancers. The Hi Art system combines integrated CT imaging with radiation therapy to deliver radiation treatment with speed and precision while reducing radiation exposure to surrounding healthy tissue which, we believe, can lead to improved patient outcomes. We market and sell the system to hospitals and cancer treatment centers in North America, Europe and Asia-Pacific and offer customer support services in each region either directly or through distributors.
For the nine months ended September 30, 2008 and 2007, our revenue was $118.3 million and $154.1 million, respectively. Our net loss for the nine months ended September 30, 2008 was $26.0 million and our net income for the nine months ended September 30, 2007 was $5.8 million. Although our revenue decreased from the prior year and we were in a net loss position, we anticipate an improved financial performance during the fourth quarter of 2008, as we expect higher system shipments during the quarter. We expect future revenue growth based on our revenue backlog of $232 million as of September 30, 2008, continued market demand for image-guided radiation therapy equipment and our continued release of product enhancements.
Financial Performance
Our business, financial position and results of operations, as well as the period-to-period comparability of our financial results, are significantly affected by a number of factors, some of which are beyond our control, including the following:
New Incoming Orders
•
An important measure of our future financial performance is the value of new incoming orders for equipment. We received new incoming orders totaling $37 million for the three months ended September 30, 2008.

•
The amount of new incoming orders could be negatively impacted by challenging global economic conditions and the tightening of credit markets. Since the Hi Art system is a major capital expenditure for many of our customers, our customers may require funding through a credit facility or lease arrangement, and customers may have difficulty obtaining the necessary credit. In addition, potential new customers may delay placing capital equipment orders in the current economic environment, or may choose to purchase equipment that is less costly. In the last few months, some United States orders we expected to close have not been placed, which we believe might be the result of concerns about economic conditions.

•
We have experienced increased competition in the marketplace as competitors have begun marketing products that they claim to be similar to the Hi Art system. We believe this has created some market confusion surrounding the Hi Art system and has eliminated a number of potential sales opportunities. We intend to selectively increase sales force coverage and to expand product features, as evidenced by our recently announced plans to launch TomoDirect TM software, in order to access increased market opportunities in the future. Our market share could decrease if we are unable to execute this plan.

Backlog
As of September 30, 2008, we had a backlog of $232 million, the majority of which we expect to deliver in the next 12 months. We define backlog as the total contractual value of all firm orders received for the Hi Art system and related options. Such orders must be evidenced by a signed quotation or purchase order from the customer. We also require these orders to have expected delivery dates of 24 months or less and to have delivery sites identified.
On a regular basis, we review our open orders to determine if they meet our backlog definition. As a result of this process, we reversed from our backlog orders totaling $14 million for the three months ended September 30, 2008. Reasons for these reversals included concerns about customer project sites and concerns about customer shipment schedules.
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

•
Our new focus on sales to for-profit, multi-center customers may require us to lower the selling price of the Hi Art system, as these customers tend to be more price conscious and may be motivated by quantity discounts. In addition, we have a limited history of working with for-profit, multi-center customers. These orders may remain in backlog longer than our historical experience with single unit orders. These orders tend to install sequentially and over a longer period of time, and it is more challenging to predict the installation timelines for these types of orders.

Customer concentration. No single customer accounted for more than 10% of our revenue for the nine months ended September 30, 2008 and 2007.

Geographic breakdown. The following table sets forth the geographic breakdown of our revenue for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
North America	$21,949	$29,686	$84,646	$79,550
Europe	4,780	12,090	20,476	45,432
Asia-Pacific	645	17,445	13,173	29,117

	$27,374	$59,221	$118,295	$154,099

Cost of revenue
Cost of revenue consists of material, labor and overhead costs incurred in the manufacture of the Hi Art system. It also includes the cost of shipping the system to the customer site, installation costs, warranty provision and royalty payments to WARF. Another significant cost is the customer support and service infrastructure required to service and repair the equipment during the warranty and service contract periods. In future periods, we expect to improve our gross margins through the following initiatives:
Component supply and cost.  Our cost of revenue has been impacted by high component costs and higher replacement rates than we originally anticipated, resulting in increased warranty expense and negative profit margins on many service contracts. We are developing alternate components and implementing enhancements to increase the performance of components used in the Hi Art system. We are also seeking to identify lower-priced components of comparable or improved performance and quality, as well as making engineering improvements to the Hi Art system in order to reduce costs. We believe that achieving these goals should result in reduced costs in the long term.
Service and support expenses.  A high percentage of our existing service contracts currently have negative gross profit margins, and we have recorded a reserve for the estimated future losses on these service contracts. We expect to generate positive margins over time by leveraging our fixed service infrastructure costs over a larger installed base, by adjusting the price for some of our older annual service contracts, by training our personnel to increase their diagnostic capabilities and by introducing component design changes, all of which should improve system performance.
Our ability to execute on these strategies to reduce service and support expenses as well as component costs and failure rates will have a direct impact on our ability to improve margins in the future.
Operating expenses
We significantly increased our total number of employees over the last year primarily for the expansion of our research and development, service and support and sales and marketing capabilities. As of September 30, 2008 and 2007, we had 721 and 618 employees, respectively. This hiring growth began to slow during the second quarter of 2008. We expect to generally limit our future new hires to those personnel we believe necessary to execute on our growth and margin improvement strategies and initiatives.
Nonoperating expenses
As a global entity, we are exposed to changes in foreign currency exchange rates. Foreign currency exchange rate fluctuations could have a material negative impact on our business, financial condition and results of operations. Our primary exposures are related to foreign currency denominated sales and expenses in Europe. We do not currently have a hedging program in place to offset these risks.
Interest income
Since the completion of our initial public offering, we have had excess cash balances that we have invested on a short-term basis. Until recently, this has led to growing interest income. In 2008, this income has been reduced due to a combination of lower rates of return and less cash available for investment.

Income tax expense (benefit)
Multiple taxing jurisdictions and projected financial earnings or losses. We are subject to taxes on earnings in the United States and in numerous foreign jurisdictions. Significant judgments and estimates are required when evaluating our tax positions and determining our provision for taxes on earnings. As a result, our world wide effective tax rate may fluctuate based on a number of factors including variations in projected taxable income in the numerous geographic locations in which we operate, changes in the valuation of our deferred tax assets, tax positions taken on tax returns filed in the geographic locations in which we operate, introduction of new accounting standards and changes in tax liabilities to address potential tax exposures related to business and income tax positions we have taken that could be challenged by taxing authorities. Also, our effective tax rate may fluctuate due to our projected pre-tax financial earnings or losses for the year. The fluctuation may be significant in any quarter depending on the overall change in our fiscal year projected pre-tax financial earnings or losses from the previous period.
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
Research and development income tax credit. The tax credit for increasing research activities expired on December 31, 2007, but during October 2008, it was reinstated through 2009 which will impact our fourth quarter effective tax rate. There is no guarantee that the credit will recur past 2009 nor is there any indication of what effect any potential credit expiration will have on our overall tax position.
Noncontrolling interests
The condensed consolidated financial statements include the accounts of CPAC, a minority-owned and controlled affiliate. Because we hold a call option on the medical technology from CPAC and maintain overall control of its Board of Directors, for accounting purposes, we are deemed to have a controlling interest in the entity. Since our ownership interest is less than 50%, the outside stockholders’ interests are shown in our condensed consolidated financial statements as “Noncontrolling interests.” As we continue to increase third-party investments in CPAC, we expect our ownership percentage to decline in the future.
Results of Operations
The following table sets forth certain elements from our statements of operations as a percentage of revenue for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	103.3%	62.7%	83.2%	62.1%

Gross profit (loss)	-3.3%	37.3%	16.8%	37.9%

Operating expenses:
Research and development	40.0%	16.3%	25.8%	15.9%
Selling, general and administrative	42.2%	18.8%	30.3%	18.7%

Total operating expenses	82.2%	35.1%	56.1%	34.6%

Income (loss) from operations	-85.5%	2.2%	-39.3%	3.3%
Other income	5.5%	4.7%	3.5%	2.6%

Income (loss) before income tax and noncontrolling interests	-80.0%	6.9%	-35.8%	5.9%
Income tax expense (benefit)	-23.0%	2.5%	-10.3%	2.1%
Noncontrolling interests	-9.7%	0.0%	-3.5%	0.0%

Net income (loss)	-47.3%	4.4%	-22.0%	3.8%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Revenue
Product revenue decreased to $20.4 million for the three months ended September 30, 2008 from $53.4 million for the three months ended September 30, 2007, a decrease of $33.0 million or 62%. This decrease was attributable to a fewer number of Hi Art systems installed and accepted, as we received acceptances on 63% fewer systems during the three months ended September 30, 2008 versus the three months ended September 30, 2007. In addition, the average selling price per system decreased by 7%, primarily due to the sales of two refurbished systems at lower sales prices. During the three months ended September 30, 2007, 47% of our revenue was from international customers, and these sales generally carried higher average selling prices due to favorable exchange rates. During the three months ended September 30, 2008, only 18% of our revenue was sourced outside North America.
Service and other revenue increased to $7.0 million for the three months ended September 30, 2008 from $5.8 million for the three months ended September 30, 2007, an increase of $1.2 million or 20%. This increase was primarily attributable to a $2.3 million increase in service contract revenue, as our installed base aged and more systems moved from warranty coverage to service contract coverage. There were 63% more units covered by service contracts at September 30, 2008 as compared to September 30, 2007. The increase was partially offset by a $1.1 million decrease in service parts sold to our distributors.
Cost of revenue
Cost of revenue decreased to $28.3 million for the three months ended September 30, 2008 from $37.2 million for the three months ended September 30, 2007, a decrease of $8.9 million or 24%. This decrease was mainly attributable to the lower volume of systems installed and accepted during the period. However, this was partially offset by an increase in our service costs, as we experienced growth in the number of systems under service contracts, growth in our service infrastructure and additional reserves for expected future warranty costs and inventory write-offs. Our employee costs increased by approximately $3.3 million as the total number of employees engaged in our service operations increased to 323 at September 30, 2008 from 237 at September 30, 2007. This includes logistics, field service, call center operations, installation and site planning personnel. We also incurred additional travel and logistics costs of $0.4 million due to a larger installed base of systems, which led to a higher number of service repairs and the need for additional service parts depots. Also contributing to the overall increase was a $0.7 million increase in costs associated with field actions. In addition, we increased our warranty reserve by $0.6 million due to rising trends in our labor and freight charges per warranty unit and to the extension of certain customer warranties. Finally, we increased our inventory reserve by $0.6 million due mainly to increases in service parts returned from the field and sent to vendors that have not yet been evaluated or repaired.
The result was gross margins of negative 3.3% for the three months ended September 30, 2008 compared to 37.3% for the three months ended September 30, 2007.
Research and development expenses
Research and development expenses increased to $10.9 million for the three months ended September 30, 2008 from $9.6 million for the three months ended September 30, 2007, an increase of $1.3 million or 14%. The increase was primarily attributable to $3.0 million in CPAC-related expenses. We also incurred $0.4 million in additional employee costs as the total number of employees engaged in research and development activities increased to 179 at September 30, 2008 from 169 at September 30 2007, as we work on future product initiatives. These increases were partially offset by a $1.0 million decrease in our direct funding of our proton therapy research project with Lawrence Livermore National Laboratory.
Selling, general and administrative expenses
Selling, general and administrative expenses increased to $11.5 million for the three months ended September 30, 2008 from $11.1 million for the three months ended September 30, 2007, an increase of $0.4 million or 4%. The increase was primarily due to an increase of $0.6 million in employee costs as the total number of employees engaged in selling, general and administrative activities increased to 152 at September 30, 2008 from 138 at September 30, 2007, due to the expansion of our business. In addition, we incurred a $1.2 million increase in trade show costs and travel costs related to industry trade shows during the period and a $0.4 million increase in computer hardware depreciation. These increases were partially offset by a $1.7 million decrease in commissions due to the lower volume of systems ordered or accepted during the period.

Share-based compensation
Share-based compensation expense under SFAS No. 123(R) increased to $1.2 million for the three months ended September 30, 2008 from $0.9 million for the three months ended September 30, 2007, an increase of $0.3 million or 35%. The increase was due to our issuance of stock options and restricted stock during the period.
Other income (expense)
We had other income of $1.5 million for the three months ended September 30, 2008 and $2.8 million for the three months ended September 30, 2007, a decrease of $1.3 million or 46%. The decrease was primarily due to a decrease of $1.4 million in interest income, as our cash investment balances during the three months ended September 30, 2007 were significantly larger than the balances during the three months ended September 30, 2008.
Income tax expense (benefit)
We recorded an income tax benefit of $6.3 million for the three months ended September 30, 2008 and an income tax expense of $1.5 million for the three months ended September 30, 2007, a change of $7.8 million. The change was primarily due to a pretax loss for the three months ended September 30, 2008 as compared to pretax income for the three months ended September 30, 2007. The effective tax rates for the three months ended September 30, 2008 and 2007 were 29% and 37%, respectively.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Revenue
Product revenue decreased to $98.2 million for the nine months ended September 30, 2008 from $140.6 million for the nine months ended September 30, 2007, a decrease of $42.4 million or 30%. This result was caused primarily by a decrease in the number of Hi Art systems installed and accepted, as we received acceptances on 30% fewer systems during the nine months ended September 30, 2008 versus the nine months ended September 30, 2007. In addition, the average selling price per system decreased by 4%. During the nine months ended September 30, 2007, 49% of our revenue was from international customers, and these sales generally carried higher average selling prices due to favorable exchange rates. During the nine months ended September 30, 2008, only 28% of our revenue was sourced outside North America.
Service and other revenue increased to $20.1 million for the nine months ended September 30, 2008 from $13.5 million for the nine months ended September 30, 2007, an increase of $6.6 million or 50%. This result was primarily caused by a $7.7 million increase in service contract revenue due to the increase in units under service contracts. The overall increase was partially offset by a $0.6 million decrease in revenue recognized on service parts sold to distributors and a $0.4 million decrease in turnkey revenue.
Cost of revenue
Cost of revenue increased to $98.5 million for the nine months ended September 30, 2008 from $95.7 million for the nine months ended September 30, 2007, an increase of $2.8 million or 3%. This increase was attributable to the growth in the number of systems under service contracts, growth in our service infrastructure and additional reserves for future warranty costs and inventory write-offs. However, this was largely offset by our lower system sales volume. Our employee costs increased by approximately $10.4 million due to the previously discussed increase in the total number of employees engaged in our service operations at September 30, 2008 as compared to September 30, 2007. We also incurred additional travel and logistics costs of $2.8 million due to more systems in the installed base, which led to a higher number of service repairs and the need for additional service parts depots. Also contributing to the overall increase was a $2.5 million increase in the costs associated with upgrading the installed base for component and software changes. In addition, we increased our warranty reserve by $1.6 million due to rising trends in our labor and freight charges per warranty unit and to the extension of certain customer warranties. Finally, we increased our inventory reserve by $1.0 million due mainly to increases in service parts returned from the field and sent to vendors that have not yet been evaluated or repaired.

Gross margins decreased to 16.8% for the nine months ended September 30, 2008 from 37.9% for the nine months ended September 30, 2007. This decline was due primarily to low system sales volume, resulting in reduced leverage of our fixed service infrastructure costs.
Research and development expenses
Research and development expenses increased to $30.5 million for the nine months ended September 30, 2008 from $24.5 million for the nine months ended September 30, 2007, an increase of $6.0 million or 25%. The increase was primarily attributable to $4.6 million in CPAC-related expenses. We also incurred $2.5 million in additional employee costs due to the previously discussed increase in the number of employees engaged in research and development activities at September 30, 2008 as compared to September 30, 2007. In addition, we incurred an additional $0.5 million of external expenses on projects related to new product development and to future product enhancements. These increases were partially offset by a $1.3 million decrease in our direct funding of our proton therapy research project with Lawrence Livermore National Laboratory.
Selling, general and administrative expenses
Selling, general and administrative expenses increased to $35.9 million for the nine months ended September 30, 2008 from $28.8 million for the year ended September 30, 2007, an increase of $7.1 million or 24%. The increase was primarily due to a $2.7 million provision for doubtful accounts receivables and an increase of $2.3 million in employee costs due to the increase in the number of employees engaged in selling, general and administrative activities at September 30, 2008 as compared to September 30, 2007. We also incurred a $2.5 million increase in travel expenses, trade shows and meetings and selling costs due to the growth of our business and geographical spread of our operations. In addition, we incurred $1.3 million in costs for outside services, including consulting, legal, tax and audit fees due to the increased complexity of our business. These increases were partially offset by a $1.1 million decrease in commissions payable due to the lower volume of systems ordered or accepted during the period.
Share-based compensation
Share-based compensation expense under SFAS No. 123(R) increased to $3.2 million for the nine months ended September 30, 2008 from $2.5 million for the nine months ended September 30, 2007, an increase of $0.7 million or 28%. The increase was due to our issuance of stock options and restricted stock during the period.
Other income (expense)
We had other income of $4.2 million for the nine months ended September 30, 2008 and $3.9 million for the nine months ended September 30, 2007, an increase of $0.3 million or 6%.
Income tax expense (benefit)
We recorded an income tax benefit of $12.2 million for the nine months ended September 30, 2008 and an income tax expense of $3.2 million for the nine months ended September 30, 2007, a change of $15.4 million. The change was primarily due to a pretax loss for the nine months ended September 30, 2008 as compared to pretax income for the nine months ended September 30, 2007. The effective tax rates for the nine months ended September 30, 2008 and 2007 were 29% and 36%, respectively.
Liquidity and Capital Resources
To date, we have funded our working capital and capital expenditure requirements using cash generated from sales of equity securities, operations and, to a lesser extent, borrowings. From our inception through September 30, 2008, we obtained financing of $233.4 million primarily through public and private placements of equity securities and the exercise of stock options.

Cash Flows
Cash flows from operating activities
Net cash used in operating activities was $49.9 million for the nine months ended September 30, 2008. This included a net loss of $26.0 million, which was adjusted for the following noncash items: $6.4 million of depreciation and amortization, $12.9 million of deferred income tax benefits, $4.1 million of noncontrolling interests and $3.2 million of share-based compensation. Receivables decreased by $19.1 million due to higher collections, to a lower number of system acceptances and to an increase in the bad debt reserve. Inventory increased by $33.6 million due to a larger number of finished systems awaiting shipment and to an increase in spare parts stocked at our global inventory depots. Accounts payable decreased by $4.7 million due to the timing of vendor payments. Accrued expenses decreased by $11.6 million due primarily to the decrease of employee-related, commission and warranty accruals. Deferred revenue increased by $6.3 million due largely to an increase in deferred service contract revenue and to the number of systems that were awaiting customer acceptance. Customer deposits increased by $9.5 million due to the new orders received during the period.
Net cash used in operating activities was $12.4 million for the nine months ended September 30, 2007. This included net income of $5.8 million, which was adjusted for the following noncash items: $4.6 million of depreciation and amortization, $2.5 million of deferred income tax provision and $2.5 million of share-based compensation. Receivables increased by $19.8 million due to increased system sales and the timing of the billing events. Inventory increased by $16.4 million due to an increase in purchases to meet increased sales demand, an increase in our world-wide service inventory depots and an increase in finished systems waiting for shipment or customer acceptance. Accrued expenses increased by $3.4 million due primarily to employee-related accruals. Deferred revenue increased by $4.0 million due to the number of systems that were awaiting customer acceptance. Customer deposits increased $1.7 million due to an increase of units in backlog.
Cash flows from investing activities
Net cash used in investing activities was $130.1 million for the nine months ended September 30, 2008. We invested $120.1 million in short-term marketable securities. We also used net cash of $6.4 million to purchase capital equipment, which included tools and equipment to support our manufacturing operations and new computer equipment. In addition, we invested $2.8 million in test systems for internal development, training and testing of manufacturing components.
Net cash used in investing activities was $9.9 million for the nine months ended September 30, 2007. We used these funds to purchase capital equipment as we (1) finished the build-out of our new training centers, (2) equipped our new training centers with an additional test system, (3) implemented our new enterprise resource planning system and (4) added computer equipment and software for our new employees.
Cash flows from financing activities
Net cash provided by financing activities was $10.6 million for the nine months ended September 30, 2008. This included $9.3 million in proceeds from the issuance of CPAC common stock and $1.4 million in proceeds from the exercises of stock options and warrants.
Net cash provided by financing activities was $187.2 million for the nine months ended September 30, 2007. This included $184.7 million in proceeds from our IPO, net of issuance costs. Additionally, we received $2.6 million in proceeds from the exercises of stock options and warrants.
Foreign currency exchange rate changes decreased our cash and equivalents by $0.2 million during the nine months ended September 30, 2008 and decreased our cash and equivalents by $0.4 million during the nine months ended September 30, 2007.

Financial Condition
Our cash and equivalents were $22.1 million at September 30, 2008, compared to $191.8 million at December 31, 2007, a decrease of $169.7 million or 88%, which can largely be attributed to our May 2008 decision to move a larger portion of our excess cash to outside investment managers, who invested the cash in short-term marketable securities. Further discussion of this decrease can be found under the section titled “Liquidity and Capital Resources-Cash Flow-Cash flows from investing activities”. Our working capital, which is calculated by subtracting our current liabilities from our current assets, was $177.7 million at September 30, 2008, compared to $211.4 million at December 31, 2007, a decrease of $33.7 million or 16%. Our shareholders’ equity was $218.8 million at September 30, 2008, compared with $238.7 million at December 31, 2007, a decrease of $19.9 million or 8%.
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
We believe that our cash and equivalents as of the date of this report, along with the cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If our estimates of revenue, expenses, or capital or liquidity requirements change or are inaccurate, or if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or arrange additional debt financing. In the future, we may also seek to sell additional equity or arrange debt financing to give us financial flexibility to pursue attractive acquisition or investment opportunities that may arise. We may also seek to sell additional equity or arrange debt financing to provide us with additional financial flexibility if market opportunities exist.
Off-Balance Sheet Arrangements
As of September 30, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could, therefore, differ materially from those estimates under different assumptions or conditions.

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2007. Other than the items discussed below, there have been no material changes in any of our accounting policies since December 31, 2007.
Investments
We account for investments in accordance with SFAS No. 157, Fair Value Measurements (SFAS No. 157). In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 157–2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
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
The adoption of SFAS No. 157 did not have a material impact on our results of operations and financial condition. As of September 30, 2008, our financial assets were measured at fair value in accordance with SFAS No. 157 employing Level 1 inputs.
Investment in CPAC
Our unaudited condensed consolidated financial statements include the accounts of CPAC, our controlled, minority-owned affiliate. We have consolidated CPAC in accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements, (ARB No. 51), as CPAC is deemed to be a development stage enterprise, we hold a call option on certain medical technology of CPAC and we maintain overall control of CPAC’s Board of Directors. Our ownership in CPAC is less than 50%; therefore, the outside stockholders’ interests are shown in the condensed consolidated financial statements as “Noncontrolling interests.” Significant intercompany balances and transactions have been eliminated in consolidation.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157–2, Effective Date of FASB Statement No. 157 (FSP No. 157-2), which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, as the Board previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS No. 157 in 2008 with respect to our financial assets and liabilities, but have delayed its adoption with respect to our non-financial assets and liabilities in accordance with FSP No. 157-2. We do not expect the adoption of FSP No. 157-2 to have a material impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures for derivative and hedging activities. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of the adoption of this statement and do not expect it to have a significant impact on our financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (SFAS No. 142-3). SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  We do not expect the adoption of SFAS No. 142-3 to have a material impact on our financial statements.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used (order of authority) in the preparation of financial statements that are presented in conformity with generally accepted accounting standards in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have a material impact on our financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk is currently confined to changes in short-term investments, foreign exchange and interest rates. Our exposure to market risk was discussed in the “Quantitative and Qualitative Disclosures About Market Risk” section contained in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to such exposures since December 31, 2007.
Item 4. Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
As of September 30, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
There has not been any changes in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth in Note D — Commitments and Contingencies – Pending Litigation to our unaudited condensed consolidated financial statements contained elsewhere in this report is incorporated herein by reference. From time to time, we are involved in legal proceedings arising in the ordinary course of business. We do not believe that the outcome of any such pending or threatened litigation will have a material adverse effect on our business, financial condition or results of operations. However, legal proceedings where issues may be decided by finders of fact are inherently unpredictable, and decisions adverse to the Company could be reached.
Item 1A. Risk Factors
In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our 2007 Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the period ended June 30, 2008, which could materially adversely affect our business, financial condition and results of operations.
We currently depend on sales of the Hi Art system for substantially all of our revenue and, if we are unable to grow or sustain sales of the Hi Art System, we may not generate sufficient revenue to support our business.
Our sole product is the Hi Art system, which we began selling five years ago. We expect to generate substantially all of our revenue for the foreseeable future from sales of and post-warranty service contracts for the Hi Art system. Accordingly, we are dependent on our ability to market and sell the Hi Art system. Any factor materially adversely affecting our ability to market and sell the Hi Art system, or pricing and demand for the Hi Art system, including weak economic conditions, new competitive technologies, our failure to maintain a strong sales and marketing team, or issues with government reimbursement, could have a material adverse effect on our business, financial condition and results of operations.
Because substantially all of our revenue is derived from sales of the Hi Art system, and because of the long sales cycle and high unit price of the Hi Art system, results will vary significantly from period to period. These fluctuations in revenue may make it difficult to compare our results of operations to prior periods.
We expect to generate substantially all of our revenue for the foreseeable future from sales of and post-warranty service contracts for the Hi Art system. Accordingly, we are dependent on our ability to market and sell the Hi Art system. Moreover, the Hi Art system is a major capital equipment item and has a lengthy sales cycle. We typically recognize revenue from the sale of the Hi Art system after installation and upon receipt of a signed acceptance test procedure report from the customer. Because of the high unit price of the Hi Art system and the relatively small number of units installed each quarter, each installation may represent a significant component of our revenue for a particular quarter. Furthermore, as of September 30, 2008, approximately one quarter of our orders in backlog are from for-profit institutions, often for multiple systems. Orders from these types of customers typically remain in backlog longer and are typically installed by us over a greater period of time than single system orders. If a small number of customers defer installation of a Hi Art system for even a short period of time, recognition of a significant amount of revenue may be deferred to a subsequent period. Since our operating costs are relatively fixed, our inability to recognize revenue in a particular quarter could materially adversely affect our profitability in that quarter and may make it difficult to compare our operating results with prior periods.
Our ability to maintain revenue growth and increase our profitability depends in part on maintaining or increasing our average selling prices and increasing our gross margins, which we may not be able to achieve.
A number of factors may result in lower average selling prices for the Hi Art system, which may impact both our revenues and our gross margins. Our competitors may reduce the prices of their systems, which may, in turn, result in downward pressure on the price of radiation therapy systems, including the Hi Art system. We also seek to sell the Hi Art system to customers that place orders for multiple systems; however, such sales may result in pressure to provide volume discounts. In addition, we may be exposed to pricing pressures as we expand our sales within specific regions. For example, because sales within North America have tended to have lower average selling prices relative to sales outside of North America, if sales within North America continue to be a larger part of our total sales mix, our gross margins could be adversely affected. Any one or combination of these factors could result in lower revenue and gross margins and could materially adversely affect our business, financial condition, and results of operations.

We face competition from numerous competitors, many of whom have greater resources than we do, which may make it more difficult for us to achieve significant market penetration and maintain or increase our prices.
The market for radiation therapy equipment is characterized by intense competition and pricing pressure. We consider the competition for the Hi Art system to be existing radiation therapy systems, primarily using C-arm linear accelerators, sold by large, well-capitalized companies with significantly greater market share and resources than we have. In particular, we compete with a number of existing radiation therapy equipment companies including Varian Medical Systems, Inc., Elekta AB, Siemens Medical Solutions, and, to a lesser extent, Accuray Incorporated and BrainLAB AG. Varian Medical Systems has been the market leader for many years and has the majority market share for radiation therapy systems worldwide. In 2008, Varian began selling and installing a new technology called RapidArc. The RapidArc technology purports to be able to deliver image-guided, intensity-modulated radiation therapy more rapidly than other similar systems, and Varian has launched a strong marketing campaign claiming this technology has the same or better capabilities as the Hi Art system. If we are unable to compete effectively against this and other products of existing or future competitors, our net revenue will decline, and there could be a material adverse effect on our business, financial condition and results of operations. Some of our competitors may compete by changing their pricing model or by lowering the price of their conventional radiation therapy systems or ancillary supplies. If these competitors’ pricing techniques are effective, it could result in downward pressure on the price of radiation therapy systems. If we are unable to maintain or increase our selling prices, our gross margins will decline, and there could be a material adverse effect on our business, financial conditions and results of operations.
We may not increase long-term sales if we fail to develop and introduce products that enhance the functionality and throughput of the Hi Art system.
In order to increase sales of the Hi Art system, we must continue to develop and introduce significant enhancements to the system to increase functionality and throughput. In mid-2009, we plan to launch TomoDirect treatment mode that has received clearance from the Food and Drug Administration and that we believe will enable customers to use the Hi Art system more efficiently and effectively for a broader range of cases. Our ability to increase Hi Art system sales could be materially adversely affected if we fail to meet our product launch timelines for TomoDirect or fail to develop or delay other system enhancements that render insignificant the time differentials between certain procedures performed using the Hi Art system and those performed using competitive systems.
Sales could be adversely affected if we fail to educate clinicians and patients about the benefits and functionality of the Hi Art system.
An important part of our sales strategy involves educating and training clinicians to utilize the entire functionality of the Hi Art system, including both helical delivery with the existing software and the discrete-angle delivery mode provided by TomoDirect. If clinicians are not properly educated about the wide range of uses of the Hi Art system for adaptive radiation therapy, they may decide that certain tumors can be adequately treated using traditional radiation therapy systems, notwithstanding the greater precision and functionality enabled by the Hi Art system. These considerations may be particularly relevant to cancer treatment centers that only have space for a single radiation therapy system, which in the United States currently represents the majority of the available market.

Our sales and receivables may be materially adversely impacted if the global economic problems existing as of the date of this report on Form 10-Q persist or worsen.
The Hi Art system is a major capital equipment item that represents a significant purchase for most of our customers. If the global economy is weak, our customers may hesitate to place large capital equipment orders for items such as the Hi Art system or they may be required to delay or cancel previously planned purchases. Furthermore, to the extent our customers require funding through a credit facility or lease arrangement, such credit may be difficult to obtain on reasonable terms. In the first three quarters of 2008, several customers reported to us that they cancelled orders or were unable to finalize orders as a result of financial or credit difficulties. If economic conditions fail to improve, we may also face pressure to lower prices or accept delayed payment terms. As credit has tightened, several customers who have recently installed units have had difficulty making or completing payments, resulting in an increase in outstanding accounts receivable or allowance for doubtful accounts. If macroeconomic conditions cause our customers to purchase fewer Hi Art systems, cause us to reduce our prices or cause our customers to have difficulty paying us, there could be a material adverse effect on our business, financial condition and results of operations.
We may be required to use more cash generated from our initial public offering to pay expenses, reducing our ability to use those proceeds for long term investments.
If the credit market continues to worsen and sales are negatively impacted, and we are unable to manage expenses accordingly or we face unanticipated expenses, we may have difficulty bringing expenses in line with revenues, resulting in lower than anticipated margins and negative cash flow. We may be required to use more of our cash reserves generated from our 2007 initial public offering for operational needs, rather than using such funds for longer term investments. This could impair our ability to continue to bring new and innovative products to market, or further enhance our existing Hi Art system.
We are dependent upon third-party local distributors to market and distribute the Hi Art system in key markets.
We rely on third-party distributors for exclusive marketing and distribution of the Hi Art system in certain countries in Asia-Pacific, the Middle East and Eastern Europe. Our success in generating sales in countries where we have engaged local distributors depends in part on the efforts of others whom we do not employ. Many of our local distributors have only limited personnel, which could impair their ability to successfully market, sell and service the Hi Art system. In addition, if a distributor is terminated by us or goes out of business, it may take us a period of time to locate an alternative distributor, to seek appropriate regulatory approvals and to train its personnel to market the Hi Art system, and our ability to sell and service the Hi Art system in the region formerly serviced by such terminated distributor could be materially adversely affected. Any of these factors could materially adversely affect our revenue from international markets, increase our costs in those markets or damage our reputation. For example, we are in the process of terminating our distribution agreement with our current distributor in Japan. We are working to transfer certain assets, such as inventory and the regulatory license, in order to ensure a smooth transition to a new distribution partner. If we are unable to transition smoothly, we could experience loss of revenue, increased costs, and damage to our reputation, and our business, financial condition and results of operations could be materially adversely affected.
Our reliance on single-source suppliers for critical components of the Hi Art system could harm our ability to meet demand for our products in a timely and cost effective manner.
We depend on single-source suppliers for a number of critical components necessary for the assembly of the Hi Art system, including the ring gantry, the linear accelerator, the solid state modulator, the radiation detector and the magnetron. If the supply of any of these components were to be disrupted or terminated, or if these suppliers were unable to supply the quantities of components that we require, we may have difficulty or be unable to find alternative sources for these key components. As a result, we may be unable to meet the demand for the Hi Art system, which could harm our ability to generate revenue and damage our reputation.
We are making investments in developing alternate components, implementing enhancements to increase the performance of components currently used in the Hi Art system, and seeking to identify lower priced components of comparable or improved performance and quality. For example, on October 31, 2008, we acquired 100% of the outstanding stock of Chengdu Twin-Peak Accelerator Technology Inc., or Twin-Peak, a privately held company based in Chengdu, China. We anticipate that this company could be an alternative and secondary source of supply for linear accelerators. However, there is no assurance that we will ultimately be able to use Twin-Peak as an alternate source of such accelerators. We also recently entered into a new supply agreement with Hitachi Medical Corporation to be our new supplier for the radiation detectors. If these and other initiatives do not improve our quality and cost, as well as mitigate risk of sole supply, our profitability may not improve, our reputation may be damaged, and there could be a material adverse effect on our business, financial condition and results from operations.

Our ability to increase our profitability depends in part on increasing our margins in the service business, which we may not be able to achieve.
Due in part to high component costs and significant replacement rates for components, we are experiencing high warranty expense and negative profit margins on many of our service contracts for the Hi Art system. We may not be able to develop alternate components, enhance the performance of components currently used in the Hi Art system or identify lower-priced components of comparable or improved performance and quality. Although we have purchased all of the outstanding stock of Chengdu Twin-Peak Accelerator Technology Inc., or Twin-Peak, a company that could be an alternative source of supply for linear accelerators, there is no assurance that we will ultimately be able to use Twin-Peak as an alternate source of such accelerators. In addition, although we have been implementing improvements to our service processes, including implementation of a new software service tool that should provide greater efficiencies in the provision of service for the Hi Art system, there is no assurance that such improvements will bring such efficiencies or otherwise reduce costs. If we are unable to reduce our service expenses and maintain competitive pricing of service contracts, our profitability may not improve or could be materially adversely affected.
Our success will depend on our ability to attract and retain qualified personnel, while also effectively managing employee costs and growth.
The number of our employees has increased significantly over the past several years. We have recently slowed growth of our employee population and have engaged in an assessment of human resources within the organization, with plans to redeploy employees to better meet our business needs. If we are unable to properly align human resources with business needs and revenue levels, we may experience significant negative impact to our financial results. Our continued success will also depend on our ability to retain management personnel and qualified personnel with expertise in research and development, engineering, service, manufacturing, sales, marketing and finance, as well as our ability to attract, retain and train new staff in key areas such as sales and service. We face considerable challenges, including managing geographically dispersed efforts, in recruiting, training, managing, motivating and retaining these personnel. If we are unable to maintain an adequate number of trained and motivated personnel, our reputation and business operations could suffer, and our financial condition and results of operations could be materially adversely affected.
In April 2008, we invested in continued development of a new compact proton therapy system through a separate entity. If this development project is unsuccessful, or we are unable to raise the additional capital that may be necessary for this project on acceptable terms, our ability to diversify our business could be impaired.
In April 2008, we announced our participation in a new venture, Compact Particle Acceleration Corporation (or CPAC), to continue development of our research initiative for a compact proton therapy system for the treatment of cancer. We anticipate that CPAC will obtain a total investment of approximately $45 million to be completed in three phases which are linked to key technological milestones. We cannot be certain that CPAC will be able to obtain all of the additional financing required for this project on commercially reasonable terms, or that the technology development will be successful, which could limit our ability to grow and diversify our product portfolio. Even if CPAC is able to obtain financing and the technology development is successful, it may not have the resources to commercialize the compact proton, or the market requirements may change such that commercialization is no longer feasible. If we are unable to diversify our business, we will continue to rely on a single product for substantially all of our revenue, including all of the risks and fluctuations in revenue or profitability resulting from such reliance.
Anti-takeover provisions included in our amended and restated articles of incorporation and bylaws could delay or prevent a change of control of our company, which could materially adversely impact the value of our common stock and may prevent or frustrate attempts by our shareholders to replace or remove our current management.
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

•
a requirement that special meetings of shareholders be called only by our president, a majority of our Board of Directors, such officer(s) as our Board of Directors may authorize from time to time or by our president or secretary if a written request of the holders of record of at least 25% of all the votes entitled to be cast upon the matter(s) set forth as the purpose of the meeting in the written request is delivered to our president or secretary and such written requirements satisfies certain information requirements contained in our amended and restated bylaws;

•	advance notice requirements for shareholder proposals and nominations; and

•
the ability of our Board of Directors to amend our bylaws except where our articles of incorporation or the Wisconsin Business Corporation Law reserves the power exclusively to our shareholders or our shareholders, in adopting, amending or repealing a particular bylaw, provide within the bylaws that our Board of Directors may not amend, repeal or readopt such bylaw.

In addition, a change of control of our company may be discouraged, delayed or prevented by Sections 180.1140 to 180.1144 of the Wisconsin Business Corporation Law. These provisions generally restrict a broad range of business combinations between a Wisconsin corporation and a shareholder owning 10% or more of our outstanding voting stock. These and other provisions in our amended and restated articles of incorporation, amended and restated bylaws and Wisconsin law could make it more difficult for shareholders or potential acquirers to obtain control of our Board of Directors or initiate actions that are opposed by the then-current Board of Directors, including to delay or impede a merger, tender offer or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our Board of Directors could cause the market price of our common stock to decline.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(b) Use of Proceeds from Public Offering of Common Stock
Our initial public offering of 13,504,933 shares of our common stock, par value $0.01 per share, was effected through a Registration Statement on Form S-1 (Reg. No. 333-140600) which was declared effective by the Securities and Exchange Commission on May 8, 2007. We registered 10,602,960 shares, 2,901,973 of which were sold by selling stockholders, 1,761,513 of which were purchased by the underwriters’ exercise of their overallotment option on May 9, 2007, for gross proceeds to the Company of $201.5 million. We paid the underwriters a commission of $14.1 million and incurred additional offering expenses of approximately $2.7 million. After deducting the underwriters’ commission and the offering expenses, we received net proceeds of approximately $184.7 million.
As of September 30, 2008, we used $62 million of the net proceeds from our IPO for working capital, purchase of equipment and general corporate purposes. The remaining net proceeds have been invested in cash, cash equivalents and short-term investments, in accordance with our investment policy. No payments for any offering expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
Item 5. Other Information
Amendment and Restatement of Bylaws
Effective November 5, 2008, our Board of Directors approved and adopted our amended and restated bylaws to remove the classified board provision, clarify the procedures pursuant to which shareholders may recommend nominees to our Board of Directors and expand the information required to be provided by any shareholder who submits a nomination for election to our Board of Directors or a shareholder proposal for consideration at an annual or special meeting of shareholders.
Annual Meetings of Shareholders. Pursuant to the amended and restated bylaws, nominations of persons for election to our Board of Directors and the proposal of business to be considered by the shareholders may be made at an annual meeting of shareholders (1) pursuant to our notice of meeting, (2) by or at the direction of our Board of Directors or (3) by any of our shareholders who was a shareholder of record both at the time the shareholder gave notice and at the time of the annual meeting, who is entitled to vote at the meeting and who complied with the notice procedures set forth in this and the next two paragraphs.

For nominations for election to our Board of Directors or other business to be properly brought before an annual meeting by a shareholder pursuant to clause (3) above, the shareholder must have given notice thereof in accordance with this and the immediately preceding and succeeding paragraphs to our secretary, and such other business must otherwise be a proper matter for action by the shareholders. Such notice must be in writing, set forth all information required by the “Information Requirements” paragraph below and be delivered to the secretary at our principal executive office not earlier than the 120th day nor later than 5:00 P.M., Central Time, on the 90th day prior to the first anniversary of the date of mailing of the notice for the preceding year’s annual meeting. However, in the event that the date of the annual meeting is advanced or delayed by more than 30 days from the first anniversary of the date of the preceding year’s annual meeting, notice by the shareholder to be timely must be so delivered not earlier than the 120th day prior to the date of such annual meeting and not later than 5:00 P.M., Central Time, on the later of the 90th day prior to the date of such annual meeting or the tenth day following the day on which we first make a public announcement of the date of such meeting. In no event may the public announcement of a postponement of the mailing of the notice for such annual meeting or of an adjournment or postponement of an annual meeting to a later date or time commence a new time period for the giving of a shareholder’s notice as described above.
Notwithstanding anything above to the contrary, in the event the number of directors to be elected to our Board of Directors at the annual meeting is increased, and there is no public announcement of such action or specifying the size of the increased Board of Directors at least 100 days prior to the first anniversary of the date of mailing of the notice for the preceding year’s annual meeting, a shareholder’s notice required by the amended and restated bylaws will also be considered timely, but only with respect to nominees for any new positions created by such increase, if the notice is delivered to the secretary at our principal executive office not later than 5:00 P.M., Central Time, on the tenth day immediately following the day on which we first make such public announcement.
Special Meetings of Shareholders. Nominations of persons for election to our Board of Directors may be made at a special meeting of shareholders at which directors are to be elected (1) pursuant to our notice of meeting, (2) by or at the direction of our Board of Directors or (3) provided that our Board of Directors has determined that directors will be elected at such special meeting, by any of our shareholders who is a shareholder of record both at the time of giving of notice provided for in the amended and restated bylaws and at the time of the special meeting, who is entitled to vote at the meeting and who complied with the notice procedures set forth in this paragraph. Any such shareholder may nominate a person or persons (as the case may be) for election to our Board of Directors at a special meeting of shareholders at which directors are to be elected if the shareholder’s notice providing the information required by the immediately following paragraph has been delivered to the secretary at our principal executive office not earlier than 5:00 P.M., Central Time, on the 120th day prior to such special meeting and not later than 5:00 P.M., Central Time, on the later of the 90th day prior to such special meeting or the tenth day following the day on which public announcement is first made of the date of the special meeting and the nominees proposed by our Board of Directors to be elected at such meeting. In no event may the public announcement of a postponement or adjournment of a special meeting to a later date or time commence a new time period for the giving of a shareholder’s notice as described above.
Information Requirements. A shareholder’s notice with respect to nominations of persons for election to our Board of Directors at an annual or special shareholders’ meeting or request for a special shareholders’ meeting must set forth (1) as to each person whom the shareholder proposes to nominate for election or reelection as a director (a) the name, age, business address and residence address of such person, (b) the class, series and number of any shares of our stock that are beneficially owned or owned of record by such person, (c) the date or dates such shares were acquired and the investment intent of such acquisition, and (d) all other information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest (even if an election contest is not involved), or is otherwise required, in each case pursuant to Regulation 14A (or any successor provision) under the Securities Exchange Act of 1934, as amended (the 1934 Act) and the rules thereunder (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (2) as to any other business that the shareholder proposes to bring before the meeting, a description of such business, the reasons for conducting such business at the meeting and any material interest in such business of such shareholder and any Shareholder Associated Person (as defined below), individually or in the aggregate, including any anticipated benefit to the shareholder or the Shareholder Associated Person therefrom; (3) as to the shareholder giving the notice or requesting a special shareholders’ meeting and any Shareholder Associated Person, (a) the class, series and number of all shares of our stock which are owned by such shareholder and by such Shareholder Associated Person, if any, (b) the nominee holder for, and number of, shares owned beneficially but not of record by such shareholder and by any such Shareholder Associated Person, and (c) whether and the extent to which any hedging or other transaction or series of transactions has been entered into by or on behalf of, or any other agreement, arrangement or understanding (including any short position or any borrowing or lending of shares) has been made, the effect or intent of which is to mitigate loss to or manage risk or benefit of share price changes for, or to increase or decrease the voting power of, such shareholder or any such Shareholder Associated Person with respect to any share of our stock; (4) as to the shareholder giving the notice or requesting a special shareholders’ meeting and any Shareholder Associated Person covered by clause (2) or (3) of this paragraph, the name and address of such shareholder, as they appear on our stock ledger, and current name and address, if different, and of such Shareholder Associated Person; and (5) to the extent known by the shareholder giving the notice or requesting a special shareholders’ meeting, the name and address of any other shareholder supporting the nominee for election or reelection as a director or the proposal of other business on the date of such shareholder’s notice or request for a special shareholders’ meeting.
If information submitted pursuant to the nominations and proposals by shareholders provision of the amended and restated bylaws by any shareholder proposing a nominee for election as a director or any proposal for other business at a meeting of shareholders is inaccurate to any material extent, such information may be deemed not to have been provided in accordance with such provision. Upon written request by the secretary, our Board of Directors or any committee thereof, any shareholder proposing a nominee for election as a director or any proposal for other business at a meeting of shareholders must provide, within seven business days of delivery of such request (or such other period as may be specified in such request), written verification, satisfactory in the discretion of our Board of Directors, any committee thereof or any of our authorized officers, to demonstrate the accuracy of any information submitted by the shareholder pursuant to the nominations and proposals by shareholders provision of the amended and restated bylaws. If a shareholder fails to provide such written verification within such period, the information as to which written verification was requested may be deemed not to have been provided in accordance with such provision.
Only such persons who are nominated in accordance with the procedures set forth above will be eligible to serve as directors and only such business will be conducted at a meeting of shareholders as has been brought before the meeting in accordance with the procedures set forth in Section 2.2 and Section 2.14 of the amended and restated bylaws. The chairperson of the meeting has the power and duty to determine whether a nomination or any business proposed to be brought before the meeting was made or proposed, as the case may be, in accordance with such procedures and, if any proposed nomination or business is not in compliance with this such procedures, to declare that such defective nomination or proposal be disregarded.
For purposes of the amended and restated bylaws, (1) a “Shareholder Associated Person” of any shareholder means (a) any person controlling, directly or indirectly, or acting in concert with, such shareholder, (b) any beneficial owner of shares of our stock owned of record or beneficially by such shareholder or (c) any person controlling, controlled by or under common control with such Shareholder Associated Person; (2) the “date of mailing of the notice” means the date of the proxy statement for the solicitation of proxies for election of directors; and (3) “public announcement” means disclosure (a) in a press release either transmitted to the principal securities exchange on which shares of our common stock are traded or reported by a recognized news service or (b) in a document we have publicly filed with the Securities and Exchange Commission pursuant to the 1934 Act.
Notwithstanding the foregoing, a shareholder must also comply with all applicable requirements of state law and of the 1934 Act and the rules and regulations thereunder with respect to the matters set forth in the paragraphs above. Nothing above may be deemed to affect any right of a shareholder to request inclusion of proposals in, nor our right to omit a proposal from, our proxy statement pursuant to Rule 14a-8 (or any successor provision) under the 1934 Act.
The foregoing summary of the changes to our amended and restated bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of our amended and restated bylaws, a copy of which is filed as Exhibit 3.2 to this report and is incorporated by reference herein.

Employment Agreements
Effective November 5, 2008, our Board of Directors approved, and we entered into, new employment agreements with each of our named executive officers. These employment agreements supersede each executive’s prior employment agreement and contain substantially the same terms as such prior agreements except that they (1) broaden the definition of a “change of control” in the termination provision, (2) add a requirement for approval by a supermajority of the independent directors to remove the Chief Executive Officer or President for “cause,” (3) specify the timing of severance payments, (4) define “separation from service,” “termination of employment” and similar terms for purposes of deferred compensation, (5) modify the COBRA group health insurance continuation coverage provisions, (6) specify the notice period for an executive to terminate employment as a result of retirement, and (7) make certain other modifications. Each of our named executive officers previously entered into a Confidentiality Agreement, an Assignment of Inventions Agreement and a Noncompetition Agreement. These Agreements remain unchanged.
Compensation and Other Benefits. The employment agreements provide for the payment of a base salary for each of the named executive officers as specified in the table below. In addition, each executive is eligible to earn an annual performance bonus as determined annually in the sole discretion of our Board of Directors or an authorized committee thereof. Each executive is eligible to participate in our retirement plans and welfare benefit plans. We intend to provide each executive with (1) portable term life insurance with a death benefit equal to twice the sum of the executive’s base salary and target performance bonus (with a minimum benefit of $500,000) and (2) long-term disability insurance with an annual benefit equal to at least 75% of the sum of the executive’s base salary and target performance bonus. We will reimburse each executive for all reasonable expenses incurred in the course of performance of the executive’s duties and responsibilities. Each executive is entitled to receive a maximum of four weeks of vacation in any calendar year.

Named Executive Officers	Base Salary

Frederick A. Robertson	$450,000
Stephen C. Hathaway	280,000
Steven G. Books	324,875
Paul J. Reckwerdt	202,500
Gustavo H. Olivera	265,000
Termination for “Cause.” Under the employment agreements, we may terminate the executive’s employment at any time for “cause” by giving notice to the executive stating the basis for such termination, effective immediately upon giving such notice or at a designated time. “Cause” is defined as (1) the executive’s uncured material breach of the employment agreement, (2) the executive’s gross negligence, willful misconduct, or any material violation of law in the performance of the executive’s duties, (3) the executive’s willful misconduct if such misconduct is likely to result in our loss of business, reputation or goodwill, (4) the executive’s uncured failure to follow lawful instructions from the officer or body to whom the executive reports, (5) the executive’s conviction of, or nolo contendere plea to, a felony, (6) the executive’s misappropriation of our funds or property, or (7) the executive’s attempt to obtain personal profit from a corporate opportunity. In order to terminate the Chief Executive Officer or President for “cause,” a resolution of three-quarters of our independent directors is required, specifying the particular conduct of the executive that meets the requirements of removal for “cause.” The executive and the executive’s counsel has an opportunity to be heard before the Board before such resolution is considered.
Termination by Executive for “Good Reason.” The employment agreements define “good reason” as (1) a material reduction in the executive’s duties, (2) a material adverse change in the executive’s working conditions without the executive’s consent, or (3) our material breach of the employment agreement. The executive may terminate the executive’s employment for “good reason” if the executive gives us written notice within 90 days of the initial occurrence of “good reason” and we fail to cure the grounds for “good reason” within 90 days of receipt of such notice. The executive must terminate employment within one year of the initial occurrence of “good reason.”
Change of Control. “Change of control” is defined in the employment agreements as a “change in the ownership,” a “change in the effective control” or a “change in the ownership of a substantial portion of the assets” of our company. A “change in the ownership” is then defined as the acquisition by any one person or group of ownership of our stock that constitutes more than 50% of the total fair market value or total voting power of our stock. A “change in the effective control” occurs when either (1) any one person or group acquires ownership of our stock possessing 30% or more of the total voting power of our stock or (2) a majority of the members of our Board of Directors is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of our Board of Directors before the date of the appointment or election. A “change in the ownership of a substantial portion of the assets” occurs on the date on which any one person or group acquires assets from us that have a total gross fair market value equal to or more than 40% of the total gross fair market value of all of our assets immediately before such acquisition.

Termination Upon Death or Disability. The employment agreements provide automatic termination upon the executive’s death and provide termination upon the executive’s disability by our giving notice of termination to the executive.
Termination Upon Resignation or Retirement. Since the named executive officers are at-will employees, they may terminate employment at any time and for any reason. However, if an executive terminates employment as a result of retirement, the executive is required to provide us with at least 90 days’ notice.
Definition of “Separation from Service” and “Termination of Employment.” For purposes of the employment agreements, the terms “separation from service,” “termination of employment” and similar terms mean, with respect to payments of deferred compensation, the executive’s “separation from service” as defined in Section 409A of the Internal Revenue Code of 1986, as amended. For this purpose, a “separation from service” is deemed to occur on the date that we and the executive reasonably anticipate that the level of bona fide services the executive would perform after the date would permanently decrease to a level that, based on the facts and circumstances, would constitute a separation from service. However, a “separation from service” is deemed to occur when there is a permanent decrease in the level of the executive’s duties to a level that is 20% or less of the average level of bona fide services provided over the prior 36 months, and a “separation from service” is not deemed to occur when there is a permanent decrease in the level of the executive’s duties to a level that is 50% or more of the average level of bona fide services provided over the prior 36 months.
COBRA Group Health Insurance. The COBRA health care continuation coverage provisions in the employment agreements include coverage of eligible dependents in addition to the executive’s spouse and children. Also, payment of COBRA premiums cease if and when the executive becomes eligible for medical, hospital and health coverage under a plan of a subsequent employer.
Payment of Accrued Obligations. The employment agreements provide for the payment of “accrued obligations” within 10 days following termination of employment. “Accrued obligations” are defined as (1) any unpaid base salary, (2) reimbursement of expenses to which the executive is entitled, and (3) any accrued but unused vacation to which the executive is entitled. We are required to pay these accrued obligations if we terminate the executive without “cause” or the executive (a) terminates employment for “good reason,” (b) is terminated by us for “cause,” (c) is terminated due to death or disability, or (d) resigns or retires.
Timing of Payment of Severance Payment. The employment agreements provide that, in cases of termination “without cause,” for “good reason” or upon a “change of control,” severance payments must be paid within 53 days of the termination of employment. However, deferred compensation is required to be paid six months and one business day after separation from service.
Severance and Change of Control Payments. The employment agreements with each of our named executive officers contain severance and change of control provisions.
If we terminate Dr. Frederick A. Robertson’s employment agreement “without cause” (as defined in his employment agreement) or if Dr. Robertson terminates his employment agreement for “good reason,” then he is entitled to receive a severance payment equal to the sum of: (a) 18 months’ base salary; (b) 1.5 times the average annual bonus payment he received during the two previous years; (c) up to 18 months of COBRA continuation coverage of health insurance benefits if he elects such coverage upon termination; and (d) up to $10,000 payable to an outplacement consultant. As of the date of this report, this amount would equal $1,232,061. Further, our Board of Directors will consider and decide in its sole discretion whether to accelerate any unvested stock options that Dr. Robertson has as of the date of such termination.
In the event Dr. Robertson’s employment agreement is terminated “without cause” or by Dr. Robertson for “good reason” within three months before or 24 months following a “change of control” of our company, then Dr. Robertson will instead be entitled to a severance payment equal to the sum of: (a) 36 months’ base salary; (b) 3.0 times the greater of the average annual bonus paid to him during the two previous years or the target bonus for the current year; (c) 36 months of COBRA continuation coverage of health insurance benefits if he elects such coverage upon termination or health insurance premiums of equal value to the extent COBRA continuation coverage is unavailable; and (d) up to $10,000 payable to an outplacement consultant. As of the date of this report, this amount would equal $2,464,121.

If we terminate any of the other named executive officers’ employment agreements “without cause” (as defined in the employment agreements) or if any such other executive terminates his or her employment agreement for “good reason,” then such executive is entitled to receive a severance payment equal to the sum of: (a) 12 months’ base salary; (b) the average annual bonus payment paid to such executive during the two previous years provided that if such executive was not employed for the period required to be eligible for two prior full year annual bonuses, then such amount will be the amount of the annual bonus, if any, received for the year prior to the year in which termination of employment occurred; (c) up to 12 months of COBRA continuation coverage of health insurance benefits if such executive elects such coverage upon termination; and (d) up to $10,000 payable to an outplacement consultant. As of the date of this report, that amount would be as follows for each of the named executive officers other than Dr. Robertson:

Severance
Payment
“Without Cause”
or for
Other Named Executive Officers	“Good Reason”

Stephen C. Hathaway	$437,649
Steven G. Books	506,445
Paul J. Reckwerdt	376,066
Gustavo H. Olivera	427,900
In the event the employment agreement of any named executive officer (other than Dr. Robertson) is terminated without “cause” or by such executive for “good reason” within three months before or 24 months following a “change of control” of our company, then such executive will instead be entitled to a severance payment equal to the sum of: (a) 24 months base salary; (b) a payment equal to 2.0 times the greater of the average annual bonus paid to such executive during the two previous years provided that if such executive was not employed for the period required to be eligible for two prior full year annual bonuses, then such amount will be the amount of the annual bonus, if any, received for the year prior to the year in which termination of employment occurred or the target bonus for the current year; (c) up to 24 months of COBRA continuation coverage of health insurance benefits if such executive elects such coverage upon termination or health insurance premiums of equal value to the extent COBRA continuation coverage is unavailable; and (d) up to $10,000 payable to an outplacement consultant. As of the date of this report, that amount would be as follows for each of the named executive officers other than Dr. Robertson:

Severance
Payment due to
“Change of
Other Named Executive Officers	Control”

Stephen C. Hathaway	$875,299
Steven G. Books	1,012,891
Paul J. Reckwerdt	752,133
Gustavo H. Olivera	855,800
In addition, if any payments or benefits payable to any of the named executive officers under the employment agreements would be subject to any excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended, such payments or other benefits will be reduced to the extent necessary so that no amount will be subject to such excise tax. However, such reduction is required only if the named executive officer will be in a more favorable after-tax position than if no such reduction was made.

The foregoing summary of the employment agreements of our Chief Executive Officer, Chief Financial Officer and other named executive officers does not purport to be complete and is qualified in its entirety by reference to the full text of those agreements, copies of which are filed as Exhibits 10.4, 10.5, 10.6, 10.7 and 10.8 to this report, and are incorporated by reference herein.
Indemnification Agreements
Effective November 5, 2008, our Board of Directors approved, and we entered into, indemnification agreements with each of our officers, each of our directors, and our controller.
General. The indemnification agreements provide indemnification to the fullest extent permitted by applicable law. Each indemnitee is entitled to the indemnification rights if such indemnitee is a party or threatened to be made a party to any threatened, pending, or completed action, suit or proceeding, whether civil, criminal, administrative, or investigative in nature, by reason of the fact that such indemnitee is or was our representative or fiduciary. Under the agreements, we indemnify each indemnitee against all expenses (including attorneys’ fees), costs, judgments, penalties, fines and amounts paid in settlement or litigation actually and reasonably incurred by such indemnitee, unless such amounts were incurred because the indemnitee committed (1) a willful failure to deal fairly with us or our shareholders in connection with a matter in which the indemnitee has a material conflict of interest, (2) a violation of criminal law, unless the indemnitee had reasonable cause to believe that the indemnitee’s conduct was lawful, (3) a transaction from which the indemnitee derived an improper personal profit, or (4) willful misconduct. The indemnification agreements include provisions relating to the procedures for seeking indemnification and determining entitlement to indemnification.
Indemnification for Costs, Charges, and Expenses of Successful Party. To the extent that an indemnitee has served as a witness on our behalf or has been successful on the merits or otherwise, such indemnitee is entitled to indemnification against all costs, charges and expenses actually and reasonably incurred by the indemnitee. If an indemnitee is only partially successful in the defense, investigation, settlement, or appeal of any action, suit, investigation, or proceeding, and as a result is not entitled under the other provisions of the indemnification agreement to indemnification by us for the total amount of expenses, we will nevertheless be required to indemnify such indemnitee to the extent the indemnitee has been partially successful.
Mandatory Allowance of Expenses. The indemnification agreements require us to reimburse the indemnitee for reasonable expenses within 20 days after the receipt of the indemnitee’s written request if the indemnitee furnishes us (1) an executed written certificate affirming the indemnitee’s good faith belief that the indemnitee has not breached or failed to perform the indemnitee’s duties to us and (2) an unsecured executed written agreement to repay any advances made under the indemnification agreement if it is ultimately determined that the indemnitee is not entitled to be indemnified by us.
Directors and Officers’ Liability Insurance. The indemnification agreements require us, to the extent that our Board of Directors determines it to be economically reasonable, to maintain a policy of directors’ and officers’ liability insurance, which includes coverage for the indemnitees, on such terms and conditions as may be approved by our Board.
The foregoing summary of the indemnification agreements does not purport to be complete and is qualified in its entirety by reference to the full text of those agreements, a form of which is filed as Exhibit 10.3 to this report, and is incorporated by reference herein.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

10.1	Equity Interest Transfer Agreement dated September 11, 2008, by and among Sichuan Nanguang Vacuum Technology Incorporated Ltd., Yao Chongguo and the Company. (2)*

10.2	Termination Agreement dated September 11, 2008, by and among Sichuan Nanguang Vacuum Technology Incorporated Ltd., Yao Chongguo and the Company. (2)

10.3	Form of Indemnification Agreement for Directors, Executive Officers, and Controller. (1)

10.4	Employment Agreement for Frederick A. Robertson. (1)

10.5	Employment Agreement for Stephen C. Hathaway. (1)

10.6	Employment Agreement for Steven G. Books. (1)

10.7	Employment Agreement for Paul J. Reckwerdt. (1)

10.8	Employment Agreement for Gustavo H. Olivera. (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed as an exhibit to this quarterly report on Form 10-Q.

(2)	Previously filed as an exhibit to the Company’s current report on Form 8-K, filed on September 17, 2008.

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the Form 8-K and submitted separately to the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOMOTHERAPY INCORPORATED
Date: November 7, 2008	By:	/s/ Frederick A. Robertson
Frederick A. Robertson
Chief Executive Officer (Duly Authorized Officer)

Date: November 7, 2008	By:	/s/ Stephen C. Hathaway
Stephen C. Hathaway Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

10.1	Equity Interest Transfer Agreement dated September 11, 2008, by and among Sichuan Nanguang Vacuum Technology Incorporated Ltd., Yao Chongguo and the Company. (2)*

10.2	Termination Agreement dated September 11, 2008, by and among Sichuan Nanguang Vacuum Technology Incorporated Ltd., Yao Chongguo and the Company. (2)

10.3	Form of Indemnification Agreement for Directors, Executive Officers, and Controller. (1)

10.4	Employment Agreement for Frederick A. Robertson. (1)

10.5	Employment Agreement for Stephen C. Hathaway. (1)

10.6	Employment Agreement for Steven G. Books. (1)

10.7	Employment Agreement for Paul J. Reckwerdt. (1)

10.8	Employment Agreement for Gustavo H. Olivera. (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)