Form 10-K
period 2008-12-31
TomoTherapy Inc
filed 2009-03-12
CIK 1317872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33452
TomoTherapy Incorporated
(Exact name of Registrant as specified in its charter)

Wisconsin	39-1914727
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1240 Deming Way, Madison, Wisconsin (Address of principal executive offices)	53717 (Zip Code)

(608) 824-2800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock	NASDAQ Global Select Market

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of TomoTherapy common stock held by non-affiliates of TomoTherapy, based upon the closing price of a share of the registrant’s common stock on June 30, 2008 as reported by the Nasdaq Global Market on that date, was $385,088,479. The number of shares of TomoTherapy common stock outstanding as of February 27, 2009 was 52,039,038.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s definitive proxy statement for its 2009 annual meeting of shareholders is incorporated by reference into Part III of this Annual Report on Form 10-K.

TomoTherapy Incorporated

FORWARD-LOOKING STATEMENTS

You should read the following discussion together with our consolidated financial statements and notes to those financial statements, which are included in this report. This report contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipates,” “intends,” “expects,” “could,” “should,” “plans,” “believes,” “estimates” or words or phrases of similar import generally identify forward-looking statements. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to, those set forth below in the section entitled “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time or otherwise, except as required by law.

PART I

Item 1.	Business

Overview

We have developed, manufacture, market and sell the Hi Art system, an advanced and versatile radiation therapy system for the treatment of a wide range of cancer types. The Hi Art system combines integrated CT imaging with radiation therapy to deliver radiation treatment with speed and precision while reducing radiation exposure to surrounding healthy tissue, which we believe produces fewer side effects compared to traditional radiation treatment. The Hi Art system contains a linear accelerator, which is a device that generates external beam radiation that is used both to capture images that accurately depict the size, shape, location and density of the tumor, which we refer to as quantitative images, and to deliver therapeutic radiation to selected targets in a helical, or spiral, delivery pattern 360 degrees around the body. The linear accelerator rotates on a rigid circular frame, or ring gantry, that is housed in a protective cover. This integrated design contrasts with traditional radiation therapy systems, which utilize a single, rotating arm referred to as a “C-arm” that can deliver radiation from only a limited number of angles. Generating CT images with traditional C-arm systems typically requires the addition of auxiliary devices that generally lack the quantitative imaging capabilities necessary to accurately image the location, size, shape and density of tumors and internal anatomy. The Hi Art system’s helical delivery pattern and imaging capabilities, combined with the system’s advanced treatment planning software and ability to precisely shape the beam delivering radiation, allow clinicians to locate and define the size, shape and density of tumors, maximize radiation delivered to diseased tissue, minimize radiation delivered to healthy tissue and measure the radiation dose actually received by the patient. We believe these capabilities allow the Hi Art system to deliver sophisticated radiation treatments with speed and precision.

The Hi Art system’s combination of technologies allows clinicians to make modifications to a patient’s cancer treatment plan as changes in the location, size, shape and density of tumors or in the patient’s internal anatomy are detected over the course of treatment. To deliver radiation therapy, the Hi Art system first determines a patient’s treatment plan by calculating the radiation dose pattern that increases the radiation dose to the tumor and reduces exposure to healthy tissue. A quantitative CT image of the treatment area is taken to identify the location, size, shape and density of the tumor and is used to properly position the patient relative to the treatment beam. The planned radiation dose is delivered using a proprietary component called a multi-leaf collimator, or MLC, that consists of a series of tungsten leaves that open and close to modulate the shape of radiation beams produced by the linear accelerator as the patient passes horizontally through the ring gantry. The data acquired for the accurate positioning of the patient can also be used to compute the dose received by the patient. Data regarding the dose distribution is used by the clinician to evaluate and, if necessary, adjust the treatment plan in subsequent treatment sessions to address changes in patient anatomy, such as tumor shrinkage or displacement due to weight loss, as well as any previous errors accumulated in treatment delivery and planning. We believe that the process of making iterative adjustments to a patient’s treatment plan, referred to as adaptive radiation therapy, should become a standard technique for the treatment of most cancer patients receiving radiation therapy. The Hi Art system has the ability to provide daily, quantitative imaging, as well as the ability to incorporate adaptive radiation therapy easily and efficiently into the regular clinical workflow of clinicians. This ability distinguishes the Hi Art system from other radiation therapy systems.

We market the Hi Art system to hospitals and cancer treatment centers in North America, Europe, the Middle East and Asia-Pacific, and offer customer support services in each region directly or through distribution partners. Although our revenue growth slowed in 2008, as of December 31, 2008, we had sold and installed over 230 Hi Art systems worldwide since commercial introduction of the product in 2003. As of December 31, 2008, we had a backlog of $176 million, the majority of which we expect to convert to revenue within 2009. As of December 31, 2007, we had a backlog of $248 million. Information relating to our revenues from external customers, a measure of profit or loss and total assets for the last three fiscal years are set forth below in our consolidated financial statements and related notes.

Recent Developments

In 2008, we acquired all of the capital stock of privately held linear accelerator manufacturer Chengdu Twin Peak Accelerator Technology Inc., or Twin Peak, based in Chengdu, China. The linear accelerators designed, developed and manufactured by Twin Peak will be used to supplement our existing supply of that component from another source.

We entered into several long term supply agreements in 2008 for key components of the Hi Art system in an effort to assure continued supply and reduce costs. On June 25, 2008, we entered into an agreement with Hitachi Medical Corporation for the purchase of xenon gas detectors on a non-exclusive basis, which we had previously purchased from another source. On December 22, 2008, we entered into a Long Term Purchase Agreement with e2v Inc. and e2v Technologies (UK) for the purchase of solid state modulators, modulator accessories and magnetron accessories. The parties were previously doing business for the purchase of these products through purchase orders with e2v Inc.

On April 25, 2008, we formed a new entity, Compact Particle Acceleration Corporation, or CPAC, to develop a lower cost, compact proton therapy system featuring a dielectric wall accelerator, or DWA. The DWA technology, which resulted from defense-related research at Lawrence Livermore National Laboratory, is distinct from current particle accelerator technology in that it could enable a relatively compact proton therapy system that fits in a standard therapy treatment room as compared to other technologies that require significantly more space and weight-bearing capacity. We completed a first phase of financing in fiscal year 2008 for this initiative, including investment by potential customers and other third parties. We contributed certain intellectual property rights related to the DWA for all fields of use to CPAC in exchange for Series A common stock, thus retaining a minority interest in CPAC. We retain, at our option at any time after April 27, 2010, the right to obtain exclusive rights to the underlying intellectual property for the medical field in exchange for the obligation to purchase some of the outstanding stock held by customers and outside investors. We currently retain control of the board of directors of CPAC as well through our appointment of three of the five directors.

In the fall of 2008, we announced the launch of TomoDirect software, which received 510(k) clearance from the Food and Drug Administration in August of 2008 and which we expect to have available commercially in the second half of 2009. The product is nearing completion of development, and final validation testing is scheduled to begin in the first half of 2009. With TomoDirect, we believe we will be able to compete more effectively with the traditional radiation therapy systems by providing a high quality fixed beam angle delivery mode more quickly for simpler cases, thereby enhancing the throughput and operating efficiency of the Hi Art system.

We had several changes to our Board of Directors and executive management in fiscal year 2008. Effective January 31, 2008, director Michael J. Cudahy retired and our Board of Directors appointed John J. Greisch to the position. Mr. Greisch currently serves as Corporate Vice President and President, International, for Baxter International Inc. John P. Neis retired as a director on August 31, 2008, and Roy T. Tanaka was appointed as his replacement. Mr. Tanaka recently retired from Biosense Webster, Inc., a Johnson & Johnson company, where he most recently served as Worldwide President. Paul Reckwerdt, our Co-founder, President and Director, also retired on December 31, 2008. Mary Elizabeth Klein, our Vice President of Global Sales, resigned on August 22, 2008. Ralph Vaello was hired December 1, 2008 as our new Vice President of Global Sales. In August 2008, we announced that Stephen C. Hathaway, Chief Financial Officer and Treasurer, will retire March 31, 2009, although his retirement date has since been extended to later in 2009 until we have concluded our search for his replacement.

Market Overview

According to the American Cancer Society’s 2007 Global Cancer Facts and Figures report, one in eight deaths worldwide is due to cancer. The American Cancer Society estimates that approximately 12 million new cases of cancer were diagnosed globally in 2007. The American Cancer Society further notes that the incidence of cancer is expected to continue to rise as a result of increased life expectancy and aging populations. Likewise, the IMV 2007 Radiation Oncology Market Summary Report predicts that the incidence of diagnosed cancer is expected to rise as a result of technological improvements, which are leading to more sophisticated screening techniques and earlier detection of cancer.

The three primary methods of treating cancer are radiation therapy, chemotherapy and surgery, each of which can be used alone or in combination, depending on the type of cancer being treated. Radiation therapy is a proven, effective and widely accepted form of treatment for many types of cancer. The National Cancer Institute estimated that, as of 2008, nearly 50% of cancer patients in the United States were treated using radiation therapy. Currently, the most common type of radiation therapy is external beam radiation therapy, in which patients are treated with high-energy radiation generated by medical equipment external to the patient. According to the IMV 2007 Radiation Oncology Market Summary Report, in 2007 over 80% of patients treated with radiation therapy in the United States received external beam radiation generated by a device called a linear accelerator. Linear accelerators have been widely used for radiation therapy for over 30 years. According to the August 2006 Radiation Therapy Equipment Report by Global Industry Analysts, Inc., there were over 7,500 linear accelerator-based radiation therapy systems in use for medical purposes worldwide in 2006. Linear accelerators represent the largest product segment within the global radiation therapy equipment market, which we believe totaled over $2 billion in 2008.

While radiation therapy is widely available in the United States and Western Europe, many developing countries currently do not have a sufficient number of linear accelerators to adequately treat their domestic cancer patient populations. For example, as of 2006, based on information from Global Industry Analysts, we believe that there were approximately 13 linear accelerators per million people in the United States compared to less than one per million people in India or China. We believe that increasing demand for advanced medical treatments in many international markets, growth in cancer cases worldwide and improvements in the sophistication of radiation therapy techniques will continue to drive demand for more advanced linear accelerators that integrate additional clinical functionality to make treatments more efficient and effective.

Radiation Treatment

Radiation energy is an effective method for killing cells and is used to treat various cancer types. External beam radiation therapy works by exposing clusters of cancer cells, or tumors, to a dose of high energy radiation sufficient to alter their genetic structure, thereby causing cell death. When the radiation therapy process begins, the clinician targets radiation delivery to the tumor as precisely as possible in order to maximize the radiation dose delivered to cancerous tissue and minimize the exposure of healthy tissue. While the goal of radiation therapy is to selectively deliver radiation solely to cancer cells, radiation therapy can result in healthy tissue outside of the intended treatment area being exposed to significant doses of radiation. Damage to healthy tissue and structures can cause side effects ranging in severity from superficial burns, nausea and vomiting, to more serious side effects, such as damage to vital organs. Over time, the exposure of healthy tissue to radiation energy can result in accumulated damage to healthy tissue in the patient’s body and limit the patient’s future radiation therapy possibilities. In order to reduce such damage and exposure, clinicians typically divide the prescribed radiation dose into staged treatments, or fractions. Prescribed treatments typically consist of 25 to 35 fractions, and are administered over several weeks. Such fractions are intended to deliver a cumulative dose of radiation sufficient to kill cancer cells, while allowing healthy tissue to recover sufficiently between treatments.

Recent advances in radiation therapy technologies have focused clinicians on further improving the ability to target the radiation dose more precisely at cancer cells, while minimizing the exposure of healthy tissue. These advances include the following:

•	Intensity modulated radiation therapy. Intensity modulated radiation therapy, or IMRT, involves varying, or modulating, the radiation beam intensity across the treatment area. This technique attempts to conform the high dose region of the radiation beam more closely with the shape of the tumor, enabling the delivery of higher doses of radiation to tumors with a reduced impact on surrounding healthy tissue. Using IMRT, medical professionals can design a more customized treatment plan for each patient.

•	Image guided radiation therapy. Image guided radiation therapy, or IGRT, involves delivering radiation guided by images of the treatment area taken shortly before treatment using CT, x-ray, ultrasound or other imaging technologies. By combining imaging with radiation treatment, clinicians can adjust the patient’s position relative to the radiation source prior to each treatment to target the tumor more precisely. However, the precision and effectiveness of IGRT depends largely on the quality of the images and the degree to which the radiation delivery system is integrated with the images. Compared to traditional IMRT without image guidance, accurate image guidance enables clinicians to improve patient outcomes by concentrating higher doses of radiation at tumors and further reducing the exposure of healthy tissue to radiation. According to the 2007 Radiation Oncology Market Summary Report published by IMV in August of 2008, 33% of U.S. radiation therapy providers plan on purchasing at least one linear accelerator over the next three years, with 99% of those including an MLC to enable IMRT, and 94% including an electronic portal imaging capability.

•	Adaptive radiation therapy. Adaptive radiation therapy involves adjusting a patient’s radiation therapy plan between fractions to account for changes in the patient’s anatomy, the amount and location of the radiation received by the patient, and the size, shape and location of the tumor. While there is no widely accepted definition of adaptive radiation therapy, it has been characterized to include as little as an adjustment to the physical position of the patient relative to the radiation source prior to treatment, as occurs during IGRT, rather than adjustment to the treatment plan. We believe that adaptive radiation therapy requires frequent adjustments to the treatment plan facilitated by both the regular acquisition of updated quantitative images showing the location, geometry and density of the tumor, as well as verification of the actual radiation dose received by the patient throughout the entire course of treatment. We believe that achieving truly adaptive radiation therapy currently represents the most significant challenge for existing radiation therapy systems. According to the 2007 Radiation Oncology Market Summary Report published by IMV in August of 2008, just over 10% of sites located in the United States incorporate CT image guidance, and an estimated 510 radiation oncology departments, or 24%, reported plans to acquire IGRT imaging devices over the next three years.

•	Dose escalation. Higher doses of radiation have been shown to yield greater local control of the tumor. The advent of innovative technological features in radiation therapy treatment planning and delivery has allowed the clinical use of dose escalation, increasing the radiation dose administered to tumors in the patient, which has resulted in improved local tumor control and, in some cases, improved patient survival. Hypofractionation is an evolving radiation therapy technique that involves reducing the number of fractions and delivering larger doses of radiation per fraction. The benefits of hypofractionation include patient convenience due to fewer visits and more efficient use of radiation therapy systems. Stereotactic radiation therapy and stereotactic radiosurgery procedures, in which treatment is provided in one to five sessions, are extreme examples of hypofractionation. Hypofractionation has been used to date to treat only a limited number of tumor types. These tumors are generally small and are located in a few specific, sensitive regions of the body, such as the head and neck, spinal cord and lung, where the very high intensity radiation involved in dose escalation increases the need for a radiation delivery system that is capable of locating tumors and delivering radiation with high precision.

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

The TomoTherapy Solution

The Hi Art system is an advanced, fully integrated and versatile radiation therapy system for the treatment of a wide range of cancer types. We have designed the Hi Art system to offer clinicians and patients the following benefits:

•	More versatile treatment capabilities. The Hi Art system’s rigid ring gantry and high-speed MLC allow treatment to be delivered continuously in a helical pattern 360 degrees around the patient’s body, allowing radiation delivery from thousands of angles to improve radiation dose distributions for some of the most challenging cases (now referred to as TomoHelical). Moreover, with the release of TomoDirect, planned for the second half of 2009, we believe the Hi Art system will gain new versatility to provide high quality, fixed beam angle delivery for those cases suited to simple tangential beam radiation therapy. Versatility in delivery modes effectively means efficient coverage of a wide range of patient cases, while still maintaining high quality plans throughout. In addition, the Hi Art system enables an operator to provide IMRT, IGRT or stereotactic treatments anywhere within a cylindrical volume of 80 centimeters (2.6 feet) in diameter and up to 160 centimeters (5.3 feet) long. This expansive treatment field allows large areas of the body to be treated in a single session and facilitates complex treatments, such as total bone irradiation, which specifically irradiates bone marrow, and the treatment of widely distant tumors. The Hi Art system’s precision and versatility offers clinicians an extensive range of treatment possibilities beyond those offered by other commercially available radiation systems.

•	Daily, quantitative imaging for better identification of tumors, dose verification and treatment planning. The Hi Art system is the only commercially available radiation therapy system offering integrated quantitative CT imaging capabilities, which depict the density of tumors and healthy tissue more accurately than traditional radiation therapy systems. Our integrated mega-voltage computerized tomography, or MVCT, which we market as our CTrue imaging technology, enables quantitative imaging and delivers less radiation during the imaging process compared to the imaging technologies used by other commercially available radiation therapy systems. This lower dose allows the clinician to collect daily, quantitative images, which can be used to monitor changes in the patient’s internal anatomy and quickly and accurately quantify the amount of radiation absorbed by specific areas of the patient’s body, including both tumors and healthy tissue. We believe that daily, quantitative images are essential to optimizing patient treatment by enabling clinicians to adapt the treatment plan in response to anatomical changes and the cumulative amount of radiation received by specific areas within the patient over time. We believe that both of these factors can have a significant impact on the targeting and amount of the radiation dose to be delivered.

•	Integrated treatment system for more precise radiation delivery. We believe that the integration of our CTrue imaging technology, treatment planning and helical delivery mode of radiation beams enables highly precise radiation delivery. Our planned adaptive software allows clinicians to establish at the time of treatment the precise contours of a tumor and any sensitive structures at risk. The Hi Art system uses a highly efficient dose computation algorithm to ensure that the radiation beam conforms to the patient’s tumor and avoids sensitive structures, providing a highly-targeted dose distribution. These features significantly benefit patients by increasing the radiation delivered to cancerous tissues and reducing damage to nearby healthy tissues. In addition, because the Hi Art system can precisely deliver a high dose of targeted radiation, we believe that our system reduces the temporary side effects and permanent damage to healthy tissue associated with traditional radiation therapy systems. This capability allows clinicians to accelerate the treatment regimen by increasing the radiation delivered to tumor cells in fewer fractions.

•	Efficient clinical workflow for IGRT and adaptive radiation therapy. The Hi Art system integrates into a single system all of the key elements for radiation therapy, including treatment planning, CT image-guided patient positioning, treatment delivery, quality assurance and adaptive planning. The imaging and treatment planning capabilities of many traditional systems are more modular or require cumbersome add-ons or separate treatment planning systems that result in clinicians taking more steps between scanning, planning and treatment of patients, and may reduce the precision of treatment. Conversely, the integrated imaging and treatment features of the Hi Art system allow clinicians to scan, plan and treat cancer patients easily and efficiently. This capability enables healthcare providers to increase patient throughput for sophisticated IGRT and adaptive radiation therapy procedures using the Hi Art system. Daily images can be easily accessed remotely, via our TomoPortal web-enabled interface, to verify patient positioning and collaboratively define patient treatment strategies. Taking advantage of this integration capability, in mid-2007 we introduced StatRT software to the Hi Art treatment system, allowing the full radiation therapy process — CT scanning, treatment planning and treatment delivery — to be completed much more rapidly than when using other systems. The software is currently used primarily to enhance the quality of care for palliative and other time-critical cancer cases by allowing patients to be treated immediately. This treatment option is not available for other systems which lack full integrated capabilities, where scanning and treatment planning are usually completed a full day or more prior to delivery of treatment.

•	Low barriers to installation and implementation. All external beam radiation systems must be housed in rooms which have special radiation shielding to capture any radiation not absorbed by the patient. The Hi Art system’s size and self-contained design allow customers to retrofit the Hi Art system into existing treatment rooms previously used for legacy radiation therapy systems and avoid, or reduce, the significant construction costs that can be associated with building new, larger treatment rooms, which are required to install many other radiation therapy systems. With both imaging and radiation delivery capabilities in its ring gantry, the

Hi Art system requires less space than other systems, which use large moving arms to position the linear accelerator or incorporate adjacent imaging equipment used for treatment planning. In addition, because the Hi Art system has an integrated radiation beam stop, which captures radiation that passes through the patient, it requires less radiation shielding in treatment room walls as compared to the shielding required by a traditional system. We also preassemble, test and commission each Hi Art system at our manufacturing facility, and ship the system almost fully assembled. This assembly process typically allows radiation “beam on” within four days and treatments to begin within 45 days after delivery.

•	Platform for further technological advancements in adaptive radiation therapy. We believe that the Hi Art system is the only commercially available treatment device that enables truly adaptive radiation therapy because of its unique ability to provide daily, quantitative images, high speed delivery of radiation from fixed beam angles or helically from 360 degrees around the body and real-time verification of the dose received by the patient. We believe that the combination of these design features and our integrated treatment planning and optimization software will allow us to continue to enhance the Hi Art system’s adaptive capabilities to a point where clinicians will routinely and easily adjust a patient’s treatment as needed.

In deciding whether to use the Hi Art system for a particular treatment, we understand that clinicians may prefer using traditional radiation therapy systems, notwithstanding the greater precision and functionality of the Hi Art system. We believe that this perception will change as clinicians and patients become more familiar with the benefits of TomoTherapy’s versatile dose delivery modes (TomoDirect and TomoHelical), and IGRT and adaptive radiation therapy technologies, and as we continue to educate clinicians on the use of the Hi Art system and implement software enhancements.

Our Strategy

Our goal is to become a leading provider of radiation therapy systems and the technology of choice for radiation therapy providers around the world. We are pursuing the following strategies to achieve this goal:

•	Increase market awareness of the Hi Art system’s clinical and economic benefits. In order to expand our installed base of Hi Art systems, we intend to continue to position the Hi Art system as the most advanced radiation therapy system for treating a wide range of cancer types effectively and efficiently. We intend to accomplish this through traditional sales and marketing efforts, such as tradeshows, educational symposia, e-business avenues, marketing materials, case studies and direct mail campaigns. An important aspect of our sales and marketing efforts is also to raise awareness of the Hi Art system among patient populations who are increasingly educated about treatment options and therefore help to drive adoption of new technologies by clinicians. We also intend to educate clinicians about using the Hi Art system to treat tumors that they may currently believe can be adequately treated using competing technologies.

•	Expand penetration into both currently served markets and the largely unserved, single linear accelerator facility market. We initially sold the Hi Art system primarily to customers who had multiple radiation treatment systems at a site. The clinicians at these customer sites have typically treated their most complex and difficult cases on the Hi Art system, while treating less complex cases using traditional radiation therapy systems that treat with a fixed beam angle delivery. With the launch of TomoDirect in the second half of 2009, we believe we will be able to compete more effectively with the traditional radiation therapy systems by providing a high quality fixed beam angle delivery mode for simpler cases. This new versatility in treatment modality will, we believe, allow clinics to more effectively balance dose delivery and patient case complexity and, thus, result in increased demand for the Hi Art system at sites with multiple radiation treatment systems. In addition, we believe this expanded versatility will make the Hi Art system more attractive for clinics and other sites with only one radiation therapy system. Facilities with only one linear accelerator must have the capacity to efficiently and effectively treat any patient, regardless of clinical complexity. According to the 2007 Radiation Oncology Market Summary Report published by IMV in August of 2008, 55% of all radiation oncology sites located in the United States own only one linear accelerator. We believe the expanded versatility offered by the combination of TomoDirect and TomoHelical treatment modes will help us to more effectively penetrate this important market.

•	Expand our worldwide sales presence. Our early sales and marketing efforts were primarily focused on North America. As of December 31, 2008, 68% of our installed systems were in North America. We have established both direct and indirect sales capabilities in Western Europe and Asia-Pacific. Recently, we have established indirect sales capabilities in Eastern Europe and the Middle East, where we believe that there is significant potential to expand our installed base. We intend to continue to invest in direct and indirect sales and marketing capabilities in international markets. In particular, we plan to focus on optimizing capabilities in our current markets and expanding our sales capabilities in Australia, and in select countries in Eastern Europe.

•	Increase our profitability through cost reductions, scalable field service efficiencies and improved operating leverage. Over the last three years our operating margins have been impacted by our decision to invest in our global service and support infrastructure, including the establishment of spare part depots and the addition of personnel to support our international operations and anticipated future growth. In addition, we incurred increased costs due to higher component costs during early production and the higher failure rates of certain components. In order to increase our profitability, we are seeking to decrease our reliance on single-source suppliers of key components in order to enable us to negotiate better prices with a wider range of suppliers and to improve component reliability. In addition, we are re-engineering higher cost, higher failure components in an effort to improve reliability and reduce costs. We are also seeking to increase our profitability by focusing our sales efforts in geographic markets where we currently have installed Hi Art systems, thus leveraging scalable efficiencies of our existing service employees and regional spare part depots. We believe this improved asset utilization will position us to reduce the service infrastructure costs normally associated with increased sales volumes.

•	Continue to enhance our customer service and support capabilities. We believe that an important differentiating feature of our business is our strong customer support. We have invested heavily in our customer service and support infrastructure. We provide comprehensive customer support beginning with a site-planning and installation team and continuing through training, product technical support, access to physicist support that is unique among our competitors, field service engineering and value-added proactive/reactive maintenance services. We intend to enhance our technological advantages, infrastructure and market presence by cross functional training of our field engineers with our installation support personnel and our parts expediters with our call center personnel, as well as implementing regional training programs to augment and refine our customer service.

•	Enhance the Hi Art system’s treatment capabilities through ongoing research and development initiatives. In order to increase patient throughput and increase our customers’ return on their investment, our research and development initiatives are focused on more fully automating the treatment optimization and adaptive therapy processes, thereby decreasing the time necessary for clinicians to develop and adapt treatment plans. For example, in the fall of 2008, we announced the launch of TomoDirect software, which we expect to begin installing in the second half of 2009. With TomoDirect, we believe we will be able to compete more effectively with the traditional radiation therapy systems by providing a high quality fixed beam angle delivery mode for simpler cases. We are also engaged in initiatives to accommodate real-time patient movements during treatment. We believe that these developments will further improve the precision of treatment offered by the Hi Art system and increase patient throughput. In addition, we believe that our work in remote and automatic quality assurance should reduce the amount of time and resources needed to perform system verification and maintenance. We believe that these developments will improve the precision of treatment and increase patient throughput.

•	Continue to expand and protect our intellectual property portfolio. The Hi Art system is comprised of multiple sophisticated proprietary components. We hold or license 27 U.S. patents, 44 pending U.S. patent applications, over 95 foreign patents, and over 200 foreign patent applications. These patents cover various components and techniques incorporated into the Hi Art treatment system, such as the MLC, the patient couch and aspects of the helical delivery of therapeutic radiation, or that are being incorporated into new technologies that we are currently developing, all of which we believe will allow us to maintain a competitive advantage in the field of radiation treatment. We will continue to seek patent protection for our new inventions and seek licensing rights for inventions of others that we believe can add substantial value to our products and services.

•	Increase our commercial opportunities and growth through investments in or collaboration with third parties. We believe that we can increase our commercial opportunities through a combination of investments in and collaborations with third parties. We seek to identify opportunities to collaborate in the development of new technologies that leverage our existing operational infrastructure and distribution, provide our customers with improved or additional capabilities or expand our growth opportunities into new markets. For example, in April of 2008, we formed Compact Particle Acceleration Corporation to focus on the development of a compact, lower-cost, intensity modulated proton therapy system. We also will continue to evaluate opportunities to vertically integrate through investment in suppliers of key components.

The Hi Art System

We have developed the Hi Art system to be a platform that we believe includes the components necessary to deliver the most advanced adaptive radiation therapy currently available while maintaining the flexibility to incorporate future advancements in diagnostic imaging and radiation treatment.

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

Treatment planning and optimization.  Optimization consists of repeatedly calculating the dose and updating the radiation beam shape and intensity based on the plan parameters and data related to the dosage already delivered. The Hi Art system automatically optimizes the treatment plan by calculating the radiation dose pattern that will increase the dose to the tumor and reduce the dose to healthy tissue.

Patient positioning and treatment delivery.  During each treatment session, the patient is positioned on a treatment table, or patient couch, and an image of the patient is taken with the CTrue imaging system. This three dimensional quantitative CT image is then used to properly align the patient’s internal anatomy to help assure the accurate delivery of radiation. Once the treatment area is aligned correctly, the patient on the couch moves horizontally through the ring gantry at variable speed while the linear accelerator rotates around the patient to deliver radiation therapy in a spiral, or helical, pattern 360 degrees around the patient. With the launch of TomoDirect in the second half of 2009, the linear accelerator will be able to transition to a fixed gantry angle to deliver a static beam delivery. Details of each respective patient case will dictate which treatment method to use. The optimized radiation dose is delivered using the Hi Art system’s proprietary MLC, which shapes the radiation beam to tightly conform to the tumor while avoiding normal, healthy tissue as the linear accelerator rotates around the patient and the patient moves through the gantry.

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

The repetition of these steps during each session allows the clinician to provide dose-guided adaptive radiation therapy by continuously adjusting the treatment plan to account for changes in patient anatomy and the location and amount of radiation accumulated in the patient during previous sessions. We believe that such adjustments to the treatment plan should become a regular part of the clinical workflow, and that the Hi Art system’s ability to allow daily, quantitative imaging and more easily and efficiently incorporate adaptive radiation therapy into the clinician’s regular clinical workflow distinguishes the Hi Art system from other traditional radiation therapy systems.

Technology

The following are the key components and technologies of the Hi Art system:

Ring gantry.  The Hi Art system’s rigid ring gantry houses a linear accelerator that revolves around the patient, permitting both CT imaging and radiation therapy to be provided from the same integrated source. The ring architecture enables more precise and more efficient treatments by eliminating the need for the repeated adjustment and re-calibration steps necessitated by imaging and treating the patient on different systems and mechanically adjusting the C-arm to treat from different angles.

Quantitative fan beam CT.  The Hi Art system uses a low-intensity, fan beam CT to collect quantitative images prior to each treatment. These images allow lung tissue, fat, muscle and bone to be clearly distinguished. In addition, because of the low dose involved, clinicians can safely take daily images, which aid in treatment planning. These daily images allow patient positioning based on highly accurate images of the tumor and soft-tissue anatomy at the time of treatment. Competing image-guided radiation therapy systems rely on non-quantitative cone beam radiation detectors that do not depict cell density and internal tissue anatomy as accurately as fan beam images, and can be more sensitive to patient movement. The higher doses of radiation associated with the typical cone beam imaging devices in many competing radiation systems may also lead clinicians to avoid daily imaging, making those imaging systems less useful for identifying subtle changes to the tumor or internal patient anatomy. High precision radiation therapy requires accurate 3D visualization of the tumor and surrounding tissue prior to treatment in order to assure that the dose is properly delivered to the intended target or targets.

Multi-leaf collimator.  The Hi Art system’s MLC is integrated with the linear accelerator and consists of 64 individual tungsten leaves that move across the beam in less than 20 milliseconds to either block or allow the passage of radiation, effectively shaping the beam as it is emitted. Each leaf’s binary movement from open to closed defines a beamlet of radiation, and the intensity of the beamlet is modulated based on the length of time the leaf is open. The shape of the treatment field is defined by the pattern of all of the beamlets. The Hi Art treatment system is capable of quickly delivering tens of thousands of beamlets.

Treatment planning system.  The treatment planning station allows the user to develop and later modify a prescriptive outline for the radiation therapy treatment. CT images of the patient are imported and stored within the planning station, and the clinician can develop or adjust a prescriptive outline by establishing dose constraints and objectives for both tumor cells and sensitive structures surrounding the tumor. These constraints and objectives are then used as input for optimized dose calculations. The treatment planning system also creates a fractionation schedule for the treatment delivery.

Optimizer.  After the prescriptive dose is developed, the Hi Art system optimizer calculates the delivery pattern that most closely meets the prescribed radiation objectives. By adjusting specific plan parameters, the clinician can maximize the radiation dose to the tumor and minimize the exposure of healthy tissue.

Integrated database server.  All data generated or used by the Hi Art system throughout all phases of treatment is stored in a single database which contains patient information and machine data used by the entire system. The integrated database stores initial planning images, images taken during the course of treatment, dose verification and quality assurance data collected during treatment delivery. To our knowledge, as of the date of this Annual Report on Form 10-K, no other radiation therapy treatment system makes use of a single database server to store data from all phases of treatment from the first prescriptive treatment outline until the last fraction of radiation has been delivered. The integration of this data in one server allows the clinician to more quickly and more easily assess the accuracy of the treatment delivery, and develop and adjust the treatment plan. We believe that this comprehensive data, including the radiation actually received by patients, will facilitate users’ clinical studies of the efficacy of treatments which will help improve the standard of care.

Primary beam stop and radiation beam shielding.  We believe that the Hi Art system contains more radiation shielding, which absorbs radiation around the linear accelerator, than any other linear accelerator currently available. This shielding protects the patient from receiving unwanted radiation leakage to the parts of the body not being treated. The Hi Art system also contains a lead beam stop on the opposite side of the ring gantry from the linear accelerator that absorbs the primary radiation beam after it has passed through the patient. The increased shielding and beam stop limit the amount of radiation that leaks from the system into the treatment room, reduces the shielding required in the walls of the facility in which the Hi Art system is located and thus minimizes radiation exposure in areas adjacent to the Hi Art treatment room.

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

We divide the global market into three regions: North America, Europe (including the Middle East) and Asia-Pacific. During the last several years, we have expanded our sales and marketing efforts from focusing on North America to Europe and Asia-Pacific, which we believe could lead to increased revenues in those markets in the future.

Providing revenue information by individual country is impracticable. As an alternative, the following table indicates our revenue by geographic region in each of the last three fiscal years (in thousands):

	Years Ended December 31,
	2008		2007		2006

North America	$135,977	67%	$129,493	56%	$88,937	57%
EMEA	49,588	24%	61,337	26%	33,586	22%
Asia-Pacific	19,024	9%	41,980	18%	33,579	21%

	$204,589	100%	$232,810	100%	$156,102	100%

In North America, we market and sell the Hi Art system through an experienced team of direct sales personnel in the United States and Canada, while sales in Mexico are currently managed through a sales agent. In Europe and the Middle East, we market and sell the Hi Art system through the coordinated efforts of a direct sales and marketing team and, in some countries, sales agents or distributors. The Asia-Pacific countries are all served by distributors, with marketing and sales support from our U.S. headquarters in Madison, Wisconsin.

Under our standard sales agent agreement, third-party sales agents identify potential end customers and assist our sales and marketing personnel with promotion and sales of the Hi Art system. Under our standard distribution agreement, we appoint an exclusive distributor for a specific country. These distributors generally provide the full range of service and sales capabilities, although we may provide installation and service support for a few distributors. With both agents and distributors, we agree each year to annual sales targets and are entitled to terminate the agreement if the distributor or agent fails to meet these sales targets. We have developed a certification procedure to help ensure that the full service distributors can fulfill their obligations. Upon completion of this certification, the distributor is deemed by us to be qualified and our personnel are no longer involved in the installation procedures.

Customer Service and Support

Service and support are key components of our marketing strategy. We believe that the availability and responsiveness of our highly-trained service organization has played an important role in increasing the market penetration of the Hi Art system. Our service team first has contact with a customer during the initial phases of site planning and continues to be available throughout the lifecycle of the system. Service revenue comprises a small but growing portion of our total revenue as our customers enter into service contracts upon expiration of the standard 12-month warranty. Over 99% of our direct customers whose warranties have expired chose to enter into service contracts with us.

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

Training.  We offer comprehensive training for physicists, dosimetrists and therapists. Courses include technical, physics and application training. Initial training is included in the base system price of a Hi Art system and typically requires three weeks to complete. This training is conducted at both the customer’s site and our facilities in Madison, Wisconsin. Ongoing training related to system upgrades is available at both our North American Customer Training Center in Madison, Wisconsin and our European Customer Training Center in Antwerp, Belgium. Technical training courses are available for our and our distributors’ field service engineers, and for those customers participating in certain of our post-warranty service contracts.

Standard warranty and support services.  We provide a standard warranty on each of our systems for parts and labor for a period of one year. We have a service operations team, which includes logistics, field service, call centers, back office operations, installation and site planning, and, as of December 31, 2008, we maintained 21 regional spare parts depots to facilitate rapid response to requests for parts or service. A third-party logistics supplier, Kuehne + Nagel, stores almost all of our spare parts inventory in regional spare parts depots and performs a significant portion of our logistics and shipping activities in connection with our customer support. The majority of our field service engineers are TomoTherapy employees, but in countries where we have distribution relationships, field service engineers are typically employees of our distributors. To support our field service engineers we maintain two call centers, which our customers can access from anywhere in the world. Our call centers operate 24 hours a day, seven days a week, and are staffed with trained technical personnel, including physicists. We provide additional procedural support to customers through our technical experts in the United States, Europe and Asia-Pacific. We also have key logistics and training operations in Madison, Wisconsin and Brussels, Belgium. Our call centers and procedural support services work together seamlessly to serve our customers on a simultaneous and integrated basis.

Tomo Lifecycle Care.  In addition to our standard one-year warranty, we also offer a range of Tomo Lifecycle Care, or TLC, post-warranty equipment service agreements that permit customers to contract for the level of equipment maintenance they require for one or more years. Our most popular TLC service agreement is the Total TLC Service Package, or Total TLC. Under Total TLC, we provide customers with full spare parts coverage, including installation, service by our certified field service engineers and full planned maintenance. As of December 31, 2008, over 99% of our direct customers whose warranty expired had chosen to enter into service contracts with us. Of these, approximately 84% elected to participate in Total TLC. We also offer the Partnership TLC Service Package, or Partnership TLC, pursuant to which we provide customers with technical training, remote support, full spare parts coverage and semi-annual planned maintenance and the Support TLC Service Package, or Support TLC, pursuant to which we provide customers with technical training, remote support and a 10% discount on all spare parts. For both the Partnership TLC and the Support TLC packages, we provide on-site repair and parts installation services on a billable basis, as required.

Online resources.  Our customers can also take advantage of the following on-line resources to obtain support at any time:

•	TomoGateway. TomoGateway links our customer call centers directly to a customer’s Hi Art system over a secure connection. Using this direct connection, our support staff can perform online diagnostics, examine system log files and look at data immediately and easily to assist customers in identifying and addressing problems with their units. Such accessible data allows us to provide our customers with better support and helps our customers to maintain high levels of system operability. Access to TomoGateway is included at no additional charge during the standard one-year warranty period and with all Total TLC and Partnership TLC packages.

•	TomoExchange. TomoExchange is a secure, web-based tool that is designed to provide a communication portal between us and our customers and to facilitate communication and collaboration among all end users of Hi Art. The platform features e-mail integration and a product feedback tool as well as an on-line forum that allows customers to share information about the Hi Art system, learn about relevant upcoming events and review important announcements. TomoExchange is available to all customers operating the Hi Art system at no cost.

Competition

The Hi Art system enables users to deliver IMRT, IGRT or stereotactic treatments and, with the introduction of TomoDirect in the second half of 2009, 3-D CRT as well. Since the introduction of the Hi Art system, all of our customers have used it for IMRT or IGRT treatments and, based on periodic polling of existing customers, we believe a significant portion of our customers also use the Hi Art system for stereotactic treatments. Stereotactic treatments use an external beam radiation device to treat patients in one to five sessions, compared to 25 to 35 sessions for radiation therapy. Typically stereotactic treatments target tumors that are smaller than those treated with radiation therapy and are located in a few specific, sensitive regions of the body, such as the head and neck, spinal cord and lung.

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

Our customers’ equipment purchase considerations typically include reliability, service capabilities, patient throughput, treatment quality, price, payment terms and equipment supplier viability. We believe that we compete favorably with our competitors on price and value based upon the technology offered by the Hi Art system. We strive to provide a technologically superior product that covers substantially all aspects of radiation therapy to deliver more precise treatments with high-quality clinical outcomes that meet or exceed customer expectations.

In addition to competition from technologies performing similar functions as the Hi Art system, competition also exists for the limited capital expenditure budgets of our customers. For example, the Hi Art system may compete with other equipment required by a radiation therapy department for financing under the same capital expenditure budget, which is typically limited. A purchaser, such as a hospital or cancer treatment center, may be required to select between the two items of capital equipment. Our ability to compete may also be adversely affected when purchase decisions are based solely upon price, since our product is a premium-priced system due to its higher level of functionality and performance. This outcome is more likely to occur if hospitals and clinics give purchasing decision authority to group purchasing organizations that focus primarily on pricing when making purchase decisions.

Research and Development

The radiation therapy equipment market has historically been significantly impacted by the introduction of new technologies. We conduct research and development to enhance the reliability and performance of the Hi Art system and to develop innovative technologies so that we can maintain and improve upon our market position.

We maintain research and product development staffs responsible for basic research, software enhancements, system integration and development, product design and engineering. Research and product development expenditures totaled $42.6 million for 2008, $34.3 million for 2007, and $21.4 million for 2006. We believe the quality and expertise of our research and development team of medical physicists, computer scientists and engineers, together with our external research collaborations, distinguishes us from our competitors.

A key component of our research and development program is our collaboration with research programs at selected hospitals, cancer treatment centers, academic institutions and research institutions worldwide. Our agreements with these third-party collaborators generally require us to make milestone-based payments during the course of a particular project and often also require that we make up-front payments to fund initial activities. Generally, we own or have a right to license any inventions resulting from the collaboration. Our third-party collaborators are generally granted a royalty-free license for the purpose of continuing their research and development, and, from time to time, we also grant broader licenses. Our research collaboration programs include work on clinical protocols and hardware and software developments. Current research initiatives related to our Hi Art system include increasing patient throughput using a simplified radiation delivery process through a product called TomoDirect, automating the adaptive radiation therapy process, providing real time accommodation of moving targets with superior treatment margins, and improving on equipment diagnosis and maintenance tools, such as remote machine quality assurance and other applications. We also work with suppliers to develop new components in order to increase the reliability and performance of the Hi Art system and seek opportunities to acquire or invest in the research of other parties where we believe it is likely to benefit the Hi Art system or future products.

In August of 2008, we announced that a simplified radiation delivery tool, the TomoDirect product, had received 510(k) clearance from the U.S. FDA and would be commercially available in the second half of 2009. The TomoDirect product is nearing completion of development and final validation is scheduled to begin in the first half of 2009.

Through Compact Particle Acceleration Corporation, an entity of which we owned 11.7% as of December 31, 2008, we also have an extensive collaboration with Lawrence Livermore National Laboratories with regard to acceleration technology that could result in the development of a more affordable and accessible proton therapy system than currently available. Proton therapy is based upon the theory of depositing radiation within tumors at specific depths while minimizing radiation to adjacent healthy tissues. The project is in the early stages of feasibility testing of the key component. The successful development of products from these projects, including for proton therapy, is expected to take a number of years and may not ever occur.

Manufacturing and Suppliers

We manufacture each Hi Art system in a 64,000 square foot leased facility in Madison, Wisconsin that was completed in 2006. The facility employs state-of-the-art manufacturing techniques and equipment. Our company-wide quality system is certified and compliant to the internationally-recognized quality system standard for medical devices, International Standards Organization, or ISO, 13485:2003. We believe that our manufacturing facility will be adequate for our expected growth and foreseeable future demands for at least the next three to five years.

The manufacturing processes at our facility include subassembly, assembly, system integration and final testing. Our manufacturing personnel consist of assemblers and technicians supported by production engineers as well as planning and supply chain managers. Our quality assurance program includes various quality control measures from inspection of raw material, purchased parts and assemblies through on-line inspection. We have also incorporated lean manufacturing techniques to improve manufacturing flow and efficiency. Lean manufacturing techniques include reducing wasteful and extraneous activities, balancing assembly and test flow as well as better utilizing production assets and resources.

Unlike most of our competitors, we assemble, test and fully commission each Hi Art system in our manufacturing facility before shipment to the customer. Our product is partially disassembled for shipment to allow the system to fit through most doors, which facilitates installation. This method allows the system to be installed at the customer site with radiation “beam-on” within four days. It also enhances our ability to make the Hi Art system ready for patient treatment approximately 45 days after installation, commission and training.

We purchase from third-party suppliers material, subassemblies and components that are either standard products or customized to our specifications and integrate them into the finished system. We closely monitor supplier quality, delivery performance and conformance to product specifications, and we also expect suppliers to contribute to our efforts to improve our manufacturing cost and quality.

Some of the components used in the Hi Art system are obtained from single- or limited-source suppliers. These components include the gantry, linear accelerator, magnetron, solid state modulator and detector. We purchase these components from major industry suppliers. As of December 31, 2008, an affiliate of one of our competitors, Siemens Medical Solutions, Inc., was our sole supplier for the linear accelerator used in the Hi Art system. The management of these supply relationships is conducted with scheduled business reviews and periodic program updates. However, since our products have been designed to incorporate these specific components, any change in our ability to obtain such components on a timely basis would require significant engineering changes in our product in order to incorporate substitute components. As a result, we negotiate long-term supply contracts or submit long-term orders and forecasts to our single-source suppliers so that our demand can be satisfied and any capacity problem can be mitigated. Although inventory levels fluctuate from time to time, our goal is to carry approximately two months of inventory of key components.

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

Reimbursement for services rendered to Medicaid beneficiaries is determined pursuant to each state’s Medicaid plan, which is established by state law and regulations, subject to requirements of federal law and regulations. The Balanced Budget Act of 1997 revised the Medicaid program to allow each state more control over coverage and payment issues. In addition, the Centers for Medicare and Medicaid Services, or CMS, has granted many states waivers to allow for greater control of the Medicaid program at the state level. This greater state control on Medicaid payment for diagnostic services increases the uncertainty to our business as states may from time to time make changes that could impact coverage for treatments using the Hi Art system.

The U.S. federal government reviews and adjusts reimbursement rates for medical procedures, including radiation treatment, on an annual basis. CMS made some small adjustments to Medicare and Medicaid reimbursement rates for radiation therapy procedures effective January 1, 2009. Under the 2009 CMS rates, hospitals receive technical services reimbursement of $411 and $893 for each IMRT treatment and each IMRT plan, respectively, which represents an increase when compared against the 2008 rates of $348 and $864. Free-standing clinics receive a 2009 global reimbursement of $517 and $1,756 for each IMRT treatment and IMRT plan, respectively, resulting in a decrease from the 2008 rates of $535 and $1,833. Free-standing facilities, unlike hospitals, also remain eligible for daily CT image guidance at a global rate of $185 per use in 2009.

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

Government Regulation

United States Medical Device Regulation

As a manufacturer and seller of medical devices and devices that generate ionizing x-ray radiation, we and some of our suppliers and distributors are subject to extensive regulation by federal and state governmental authorities. In the United States, our products are primarily regulated by the U.S. Food and Drug Administration, or FDA. Regulations promulgated by the FDA relating to medical devices govern their design, development, testing and clinical investigations involving humans, as well as manufacturing, packaging, labeling, marketing and sales, distribution (including importing and exporting), possession and disposal, and recalls and replacements. The regulations also require that we receive FDA market clearance or approval through the 510(k) or premarket approval processes prior to marketing our products. To obtain this clearance or approval, we must demonstrate that the product design is safe and effective and that our internal processes meet FDA’s Quality System Regulation (QSR) requirements.

The Hi Art system design complies with international safety standards established by the International Electrotechnical Commission (IEC). Third-party testing agencies have confirmed this compliance. In addition, our design and manufacturing operations for medical devices must comply with the QSR. The QSR requires that each manufacturer establish and implement a quality system by which the manufacturer monitors the development and manufacturing processes and maintains records that show compliance with FDA regulations and the manufacturer’s documented specifications and procedures relating to the devices. Compliance with the QSR is necessary to receive FDA clearance or approval to market new products and is necessary for a manufacturer to be able to continue to market cleared or approved product offerings. Among other things, these regulations require that manufacturers establish performance requirements before production. The FDA makes announced and unannounced inspections of medical device manufacturers and may issue reports, known as Form FDA 483 reports, listing instances where the manufacturer has failed to comply with applicable regulations and procedures, or warning letters. If the manufacturer does not adequately respond to such reports or letters, the FDA may take enforcement action against the manufacturer, including the imposition of fines, restriction of the ability to export product, total shutdown of production facilities and criminal prosecution. Inspections usually occur every two years. We were audited by the

FDA in July 2007. We have not received any Form FDA 483 reports prior to the date on which we filed this Annual Report on Form 10-K with the SEC.

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

The Office of the Inspector General of the U.S. Department of Health and Human Services prosecutes violations of the fraud and abuse laws described above. Any violation of such laws may result in criminal or civil sanctions, including imprisonment and exclusion from participation in federal healthcare programs such as Medicare and Medicaid. In addition, these fraud and abuse laws, which exist in a number of states and apply regardless of whether Medicare or Medicaid patients are involved, may result in lower utilization of certain diagnostic or therapeutic procedures, which may adversely affect the demand for our products.

State Certificate of Need Laws

In some states, a certificate of need or similar regulatory approval is required prior to the acquisition of high-cost capital items or the provision of new services. These laws generally require appropriate state agency determination of public need and approval prior to the acquisition of such capital items or addition of new services.

Foreign Regulation of Medical Devices

Our operations outside the United States are subject to regulatory requirements that vary from country to country and frequently differ significantly from those in the United States. However, as in the United States, nearly all foreign governments have regulations governing the packaging, labeling, marketing, sales and distribution of medical devices. As such, we are certified to the International Standards Organization (ISO) 13485:2003 standard, which specifies the quality system requirements for medical device manufacturers and is recognized by nearly all foreign countries. In all of the countries in which we are currently selling the Hi Art system, we have also either received regulatory approval, directly or through our agents, or been informed that additional country-specific approval is not required.

In the European Union, or EU, we are required under the European Medical Device Directive to affix the Conformité Européene, or CE, mark to our products in order to sell the products in member countries of the EU. The CE mark is an international symbol that represents adherence to certain essential principles of safety and effectiveness mandated in the European Medical Device Directive. Once affixed, the CE mark enables a product to be sold in member countries of the EU. We received authorization to affix the CE mark to the Hi Art system in February 2005, allowing us to sell it throughout the EU. In 2008, we announced that we are going to use a new distributor in Japan. The medical device license for the Hi-Art System in Japan has been transferred to this new distributor.

In addition to regulations covering sales of medical devices, in foreign countries where we have operations or sell products, we are subject to other laws and regulations applicable to manufacturers of medical devices, radiation producing devices and to the healthcare industry, and laws and regulations of general applicability relating to environmental protection, safe working conditions, manufacturing practices and other matters. These laws and regulations are often comparable to or more stringent than U.S. laws and regulations. Our sales of products in foreign countries are also subject to regulation, including product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. In some countries, we rely on our distributors to assist us in complying with applicable regulatory requirements.

Intellectual Property

The proprietary nature of, and protection for, our product implementations, processes and know-how are important to our business. We rely on patents, trademarks, copyrights, trade secrets, other intellectual property and continuing innovation to develop and maintain our competitive position.

We seek patent protection in the United States and in foreign jurisdictions for our product implementations, components and other technology where available and when appropriate. We hold or license 27 U.S. patents, 44 pending U.S. patent applications, over 95 foreign patents, and over 200 foreign patent applications. These patents cover various components and techniques incorporated into the Hi Art treatment system, such as the MLC, the patient couch and aspects of the helical delivery of therapeutic radiation, or are being incorporated into new technologies we are currently developing, all of which we believe will allow us to maintain a competitive advantage in the field of radiation treatment.

Assuming that all maintenance fees and annuities continue to be paid, our patents will expire on various dates between 2012 and 2024. We intend to aggressively defend the patents we hold, and we intend to vigorously contest claims third parties may bring against us.

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

Employees

As of December 31, 2008, we had 748 full-time and part-time employees worldwide, including 24 employees at our newly-acquired subsidiary, Twin Peak. In December 2008, we announced a reduction in force that resulted in the termination of employment for 62 of our employees as of January 2, 2009. None of our employees based in the United States are unionized or subject to collective bargaining agreements. We believe that our current relationship with our employees is good.

Information Available to Investors

Our principal executive offices are located at 1240 Deming Way, Madison, Wisconsin 53717, and our telephone number is (608) 824-2800. You may read and copy any material we file with the Securities and Exchange Commission, or SEC, at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

As soon as reasonably practicable after our filing or furnishing the information to the SEC, we make the following available free of charge on our investor relations page of our website http://www.tomotherapy.com: our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (including any amendments to those reports), and our proxy statements. Our Comprehensive Code of Compliance Program, Corporate Governance Guidelines and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our Board of Directors are also available on the investor relations page of our website. Additionally, we will provide copies of our reports, proxy statements, Comprehensive Compliance Program, Corporate Governance Guidelines and committee charters, without charge, to any shareholder upon written request to the Corporate Secretary at our principal executive offices. Please note that information on, or that can be accessed through, our website is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Executive Officers of the Registrant

The following table sets forth the names, ages and positions held by our executive officers as of March 15, 2009.

Name	Age	Position

Frederick A. Robertson	53	Chief Executive Officer, President and Director
Stephen C. Hathaway	53	Chief Financial Officer and Treasurer
Steven G. Books	59	Chief Operating Officer
Brenda S. Furlow	50	Vice President, Secretary and General Counsel
Thomas Rockwell Mackie	54	Chairman of the Board of Directors and Co-Founder

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

Stephen C. Hathaway has served as our Chief Financial Officer and Treasurer since 2003. He has announced plans to retire effective March 31, 2009, which has since been extended to later in 2009 until a search for his successor has been completed. Prior to joining us, Mr. Hathaway served from 1996 to 2003 as Vice President and Chief Financial Officer of SurModics, Inc., a coatings supplier to the medical device industry. From 1995 to 1996, Mr. Hathaway served as Director of Finance with Ceridian Employer Services, a payroll processing company. From 1988 to 1995, Mr. Hathaway served as Vice President Finance and Operations with Wilson Learning Corporation, and from 1977 to 1988, Mr. Hathaway was employed by Arthur Andersen LLP, finishing as an Audit Manager. Mr. Hathaway has a B.S. in Accounting from Miami University.

Steven G. Books joined us as Vice President of Operations in April 2005 and has served as our Chief Operating Officer since July 2006. From 2004 to 2005, Mr. Books was President of Hawk Visions LLC, a leadership consulting organization. From 2001 to 2004, he was President and Executive Director of Pier Wisconsin Ltd., a not-for-profit educational association. From 1998 to 2000, Mr. Books served as Vice-President, Worldwide Manufacturing, Supply Chain and Logistics at GE Medical, from 1997 to 1998 as Senior Vice-President, Worldwide Manufacturing and Monitoring Engineering, Marquette Medical Systems, and from 1994 to 1997 as Vice-President and General Manager, Cardiology Division at Marquette Medical Systems. Mr. Books has a B.A. in Philosophy and History from the University of Wisconsin-Milwaukee.

Brenda S. Furlow, J.D., currently serves as Vice President, General Counsel, and Corporate Secretary, a role she assumed in August 2008, after serving as Associate General Counsel since May 2007. For the nine years before joining TomoTherapy, Ms. Furlow was Vice President, General Counsel and Corporate Secretary for Promega Corporation, a life science research products company. From 1993 to 1998, Ms. Furlow served as Assistant General Counsel and acting General Counsel at the Credit Union National Association, a national trade association for credit unions. Ms. Furlow was an associate at the law firm of Sonnenschein Nath and Rosenthal from 1988 to 1993. Ms. Furlow earned a law degree with honors from the University of Chicago Law School. Ms. Furlow is a member of the state bars in Illinois and Wisconsin.

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

Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by statements in this Annual Report on Form 10-K include, but are not limited to, the risk factors set forth below. If any of the events discussed in these risk factors occur, our business, financial condition and results of operations could be adversely affected in a material way, and the market value of our common stock could decline.

Risks Related to Our Business

We currently depend on sales of the Hi Art system for substantially all of our revenue, and, if we are unable to grow or sustain sales of the Hi Art System, we may not generate sufficient revenue to support our business.

Our sole product is the Hi Art system, which we began selling in 2003. We expect to generate substantially all of our revenue for the foreseeable future from sales of and post-warranty service contracts for the Hi Art system. Accordingly, we are dependent on our ability to market and sell the Hi Art system. Any factor materially adversely affecting our ability to market and sell the Hi Art system, or pricing and demand for the Hi Art system, including, among other factors, weak economic conditions, new competitive technologies, our failure to maintain a strong sales and marketing team, reliability issues and reductions in U.S. government reimbursement amounts, could have a material adverse effect on our business, financial condition and results of operations.

Because substantially all of our revenue is derived from sales of the Hi Art system, and because of the long sales cycle and high unit price of the Hi Art system, our results of operations will vary significantly from period to period. These fluctuations in revenue may make it difficult to compare our results of operations across periods.

We expect to generate substantially all of our revenue for the foreseeable future from sales of and post-warranty service contracts for the Hi Art system. Moreover, the Hi Art system is a major capital equipment item and has a lengthy sales cycle. We typically recognize revenue from the sale of the Hi Art system after installation and upon receipt of a signed acceptance test procedure report from the customer. Because of the high unit price of the Hi Art system and the relatively small number of units installed each quarter, each installation may represent a significant component of our revenue for a particular quarter. Furthermore, as of December 31, 2008, approximately 20 percent of our orders in backlog were from for-profit institutions in the United States, often for multiple systems. Orders from these types of customers typically remain in backlog longer and are typically installed by us over a greater period of time than single system orders. In addition, other unexpected factors may affect whether and when orders become revenue, including construction delays at customer locations, rescheduling by customers, weather problems or natural disasters, unforeseen delays in delivery, a change in a customer’s financial condition, outlook or ability to obtain financing, and regulatory approvals. If a small number of customers defer installation of a Hi Art system for even a short period of time, recognition of a significant amount of revenue may be deferred to a subsequent period. Since our operating costs are relatively fixed, our inability to recognize revenue in a particular quarter could materially adversely affect our profitability in that quarter and may make it difficult to compare our operating results with prior periods.

We face competition from numerous competitors, many of whom have greater resources than we do, which may make it more difficult for us to achieve significant market penetration and maintain or increase our prices.

The market for radiation therapy equipment is characterized by intense competition and pricing pressure. We consider the competition for the Hi Art system to be existing radiation therapy systems, primarily using C-arm linear accelerators, sold by large, well-capitalized companies with significantly greater market share and resources than we have. In particular, we compete with a number of existing radiation therapy equipment companies including Varian Medical Systems, Inc., Elekta AB, Siemens Medical Solutions, and, to a lesser extent, Accuray Incorporated and BrainLAB AG. Varian Medical Systems has been the radiation therapy systems market leader for many years and has the majority market share for radiation therapy systems worldwide. In 2008, Varian began selling and installing a new technology called RapidArc. The RapidArc technology purports to be able to deliver image-guided, intensity-modulated radiation therapy more rapidly than other similar systems, including the Hi Art system, and Varian has launched a strong marketing campaign claiming this technology has the same capabilities as, or better capabilities than, the Hi Art system. If we are unable to compete effectively with this and other products of existing or future competitors, our revenue will decline, and there could be a material adverse effect on our business, financial condition and results of operations. Some of our competitors may compete by changing their pricing model or by lowering the price of their conventional radiation therapy systems or ancillary supplies. If such pricing strategies are implemented, there could be downward pressure on the price of radiation therapy systems. If we are unable to maintain or increase our selling prices, our gross margins will decline, and there could be a material adverse effect on our business, financial condition and results of operations.

Our reliance on single-source suppliers for critical components of the Hi Art system could harm our ability to meet demand for our products in a timely and cost-effective manner.

We currently depend on single-source suppliers for a number of critical components necessary for the assembly of the Hi Art system, including the ring gantry, the linear accelerator, the solid state modulator, the radiation detector and the magnetron. We purchase some of these components from several major industry suppliers. An affiliate of one of our competitors, Siemens Medical Solutions, Inc., is also currently our sole supplier for the linear accelerator used in the Hi Art system. If the supply of any of these components were to be disrupted or terminated, or if these suppliers were unable to supply the quantities of components that we require, we may have difficulty or be unable to find alternative sources for these key components. As a result, we may be unable to meet the demand for the Hi Art system, which could harm our ability to generate revenue and damage our reputation. In addition, such a delay in components might cause us to have insufficient spare parts to service existing installed systems, which may lead to customer dissatisfaction.

We believe it will be necessary to find alternative manufacturers for key components of the Hi Art system over time as our quantity and quality demands evolve. We may experience a significant delay in locating alternative manufacturers. Furthermore, we will need to verify that any new manufacturer meets our technical specifications and maintains facilities, procedures and operations that comply with our quality requirements. We will also have to assess any new manufacturer’s compliance with all applicable regulations and guidelines, which could further impede our ability to manufacture our products in a timely manner. If the change in manufacturer results in a significant change to the products, a new 510(k) clearance from the U.S. Food and Drug Administration, or FDA, or similar foreign clearance may be necessary. The occurrence of any of these events could harm our ability to meet the demand for the Hi Art system in a timely manner or within budget and could adversely affect our business, financial condition and results of operations.

Sales of the Hi Art system may be adversely affected if clinicians do not widely adopt IGRT and adaptive radiotherapy, which is an emerging cancer treatment technique.

Our success in marketing the Hi Art system depends in part on persuading clinicians and patients of the benefits of adaptive radiation therapy. Image guided radiation therapy, or IGRT, is an emerging cancer treatment technique which involves delivering intensity modulated radiation therapy, or IMRT, guided by images of the treatment area taken shortly before treatment, using CT, x-ray, ultrasound or other imaging technologies. IMRT is a widely accepted technique, which involves varying, or modulating, the intensity of the radiation beam across a targeted treatment area. Adaptive radiation therapy involves adjusting a patient’s radiation therapy plan between treatment sessions to account for changes in the patient’s anatomy, the amount and location of the radiation received by the patient, and the size, shape and location of the tumor. In particular, we believe that adaptive radiation therapy requires, and we have designed the Hi Art system to enable, frequent adjustments to a patient’s treatment plan throughout the entire course of treatment, facilitated by both the regular acquisition of updated quantitative images showing the location, geometry and density of the tumor, as well as the verification of the actual radiation dose received by the patient. While IGRT and adaptive radiation therapy are becoming more widely accepted within the United States, these delivery techniques are still in the early stages of emergence and implementation in the rest of the world. Increased sales of the Hi Art system depend, in part, on widespread adoption of these techniques by clinicians both within and outside the United States. Widespread adoption of IGRT and adaptive radiation therapy depends on many factors, including some that are outside of our control. These factors include acceptance by clinicians that IGRT and adaptive radiation therapy are clinically effective and cost-effective in treating a wide range of tumors, demand by patients for such treatment, successful education of clinicians on the various aspects of these techniques, adequate reimbursement for procedures performed using adaptive radiation therapy and our customers’ ability to afford or finance a purchase of the Hi Art system. If widespread market acceptance of IGRT and adaptive radiation therapy do not occur, or do not occur as rapidly as we anticipate, new orders and sales of the Hi Art system may be adversely affected and our revenue may decline or fail to grow at its current rate.

We may be unable to penetrate the market we currently serve or the unserved single linear accelerator facility market if we fail to educate clinicians and patients about the benefits of the Hi Art system and to implement enhancements to the system in a timely manner.

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

In determining whether to purchase a single Hi Art system or whether to purchase multiple Hi Art systems, we understand that clinicians may weigh the benefits that the Hi Art system offers their patients, especially those with tumors typically treated using less sophisticated equipment, against the additional time required to implement the Hi Art system’s image guided treatment functionality and the higher cost of the Hi Art system when compared to systems with less functionality. Customers or potential customers may decide that certain tumors can be adequately treated using traditional radiation therapy systems, notwithstanding the greater precision and functionality enabled by the Hi Art system. These considerations may be particularly relevant to cancer treatment centers that only have space for a single radiation therapy system. In order to increase sales of the Hi Art system to these customers, we must succeed in implementing enhancements to the Hi Art system to improve speed and patient throughput in order to render the time differentials between certain procedures performed using the Hi Art system and those performed using competitive systems insignificant. We must also succeed in educating clinicians about the potential for cost-effective reimbursement for procedures performed using the Hi Art system. We currently plan to launch the TomoDirect treatment mode, which has received 510(k) clearance from the FDA, in the second half of 2009. We believe the TomoDirect product will enable customers to use the Hi Art system more efficiently and effectively for a broader range of cases. Our ability to increase Hi Art system sales could be materially adversely affected if we fail to launch TomoDirect prior to the end of 2009, or if we fail to develop or we delay other system enhancements that render insignificant the time differentials between certain procedures performed using the Hi Art system and those performed using competitive systems.

Our ability to increase our profitability depends in part on maintaining our average selling prices and increasing our gross margins on product sales, which we may not be able to achieve.

A number of factors may result in lower average selling prices for the Hi Art system, which may adversely impact our gross margins. Although we have a number of initiatives underway to reduce costs for certain key components, we may not be successful in driving down costs to any significant degree. In response to increased competition from the Hi Art system, our competitors may reduce the prices of their systems, which may, in turn, result in downward pressure on the price of radiation therapy systems, including the Hi Art system. We also seek to sell the Hi Art system to customers that place orders for multiple systems; however, such sales may result in pressure to provide volume discounts. If economic conditions fail to improve and the economy contracts further, we may also face pressure to lower prices. In addition, we may be exposed to pricing pressures as we expand our sales within specific regions. Sales into Europe are typically denominated in Euros. Our profitability on those sales would vary significantly based on fluctuations in the exchange rate between the Euro and the U.S. dollar. Any one or combination of these and other factors could result in lower gross margins and adversely affect our profitability.

Our ability to increase our profitability also depends in part on reducing our warranty and service costs for the Hi Art system and improving our economies of scale, which we may not be able to achieve.

Our overall service operations currently are not profitable. Moreover, our gross margins may decline in a given period due in part to significant replacement rates for components, resulting in increased warranty expense and negative profit margins on service contracts for the Hi Art system. Our efforts to develop alternate components, implement enhancements to increase the performance of components used in the Hi Art system, and identify lower priced components of comparable or improved performance and quality may not be successful. We are also implementing a number of improvements to our service processes, which might reduce costs. If we are unable to reduce our expenses through these initiatives and maintain competitive pricing of service contracts, our profitability may not improve or may be materially adversely affected. Even if we are able to implement these cost reduction efforts successfully, our service operations may remain unprofitable given the relatively small size and geographic dispersion of our installed base, which prevents us from achieving significant economies of scale for provision of service.

Our sales and receivables may be materially adversely impacted if the global economic problems existing as of the date of this report on Form 10-K persist or worsen.

The Hi Art system is a major capital equipment item that represents a significant purchase for most of our customers. If the global economy is weak, our customers may hesitate to place large capital equipment orders for items such as the Hi Art system or they may be required to delay or cancel previously planned purchases. Furthermore, to the extent our customers require funding through a credit facility or lease arrangement, such credit may be difficult to obtain on reasonable terms. In 2008, several customers reported to us that they cancelled orders or were unable to finalize orders as a result of financial or credit difficulties. If economic conditions fail to improve, we may also face pressure to lower prices or accept delayed payment terms. As credit tightens, some customers may have difficulty making down payments or completing payments, which could negatively impact cash flow and result in an increase in our allowance for doubtful accounts. If macroeconomic conditions cause our customers to purchase fewer Hi Art systems, cause us to reduce our prices or cause our customers to have difficulty paying us, there could be a material adverse effect on our business, financial condition and results of operations.

If our backlog, which is an important measure of future revenue, declines further, our future financial performance will be adversely affected.

As of December 31, 2008, we had a backlog of $176 million, the majority of which is currently anticipated to convert to revenue during 2009. We define backlog as the total contractual value of all firm orders received for the Hi Art system and related options that have installation sites identified and that we believe are likely to ship within 24 months. We review our open orders on a regular basis to determine if they meet our backlog definition. As a result of this process, we removed a significant number of orders from backlog during the year ended December 31, 2008. Reasons for these removals included uncertainty regarding customer project sites, customer shipment schedules, customer economic issues, the timing of shipments to our Japanese distributor and competitive losses of two customers. If economic or other factors lead us to determine that additional existing orders no longer meet our backlog definition, our backlog could decline further.

We believe the value of new incoming orders is an important measure of our future financial performance. During 2008, we experienced a decline in incoming orders as compared to 2007. We believe that this decline resulted from a combination of the current global economic downturn, the ongoing credit crisis, our transition in sales leadership and enhanced competitive pressure. If we are unable to respond effectively to increased competition and our new sales leadership is not effective in increasing new orders, our backlog may continue to decline. If economic conditions, particularly in the United States, remain weak or worsen, our customers may have greater difficulty obtaining the funding necessary to place new orders. This could lead to further erosion of our current backlog. Significant decline in new orders and erosion of existing backlog for any of the reasons stated above could materially adversely affect our business, financial condition and results of operations.

We may be required to use more cash generated from our initial public offering to pay expenses, reducing our ability to use those proceeds for long-term investments.

If the credit market continues to worsen and sales are negatively impacted, and we are unable to manage expenses accordingly or we face unanticipated expenses, we may have difficulty bringing expenses in line with revenues, resulting in lower than anticipated margins and negative cash flow. We may be required to use more of our cash reserves generated from our 2007 initial public offering for operational needs, rather than using such funds for longer term investments, such as expansion of our research and development programs and marketing and sales capabilities, and investments in complementary businesses, products or technologies. This could impair our ability to continue to bring new and innovative products to market, or to further enhance our existing Hi Art system.

If we are unable to maintain existing research collaboration relationships, enter into new collaboration arrangements in the future or enter into license agreements with our collaborators and others, our ability to enhance the Hi Art system may be adversely affected.

To date, we have entered into research collaboration arrangements with approximately 30 hospitals, cancer treatment centers and academic institutions, and a national laboratory. These research collaborations support our internal research and development capabilities and represent a key element of our ongoing research and development program. Among other things, our current collaborations supplement initiatives to more fully automate the treatment and adaptive therapy processes enabled by the Hi Art system, as well as initiatives to accommodate real-time patient movements during treatment. Our research collaboration partners may not fulfill all of their obligations under our arrangements with them. If our current research collaborations do not meet our research and development expectations, or if we are unable to enter into additional research collaborations in the future to replace unproductive collaborations or add new collaborations, our ability to enhance the Hi Art system may be adversely affected. In addition, we may also face significant competition in seeking third-party collaborators and may be unable to find third parties with whom to pursue research collaborations on a timely basis or on acceptable terms. Our inability to successfully collaborate with third parties could increase our development costs, delay new or pending developments and limit the likelihood of successful enhancements to the Hi Art system.

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

We rely on a third party to perform spare parts shipping and other logistics functions on our behalf. A failure or disruption at our logistics provider would adversely impact our business.

Customer service is a critical element of our sales strategy. As of December 31, 2008, a third party logistics provider, Kuehne + Nagel Inc., stored almost all of our spare parts inventory in depots around the world and performs a significant portion of our spare parts logistics and shipping activities. We may utilize additional logistics service providers in connection with the expansion of international sales. If Kuehne + Nagel suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its operations, or we have to change and qualify an alternative logistics provider, shipments of spare parts to our customers may be delayed and our reputation, business, financial condition and results of operations may be adversely affected.

Changes in healthcare policies and changes to reimbursement to healthcare providers for use of the Hi Art system could adversely affect sales of the Hi Art system.

Our ability to market and sell the Hi Art system successfully depends in part on the extent to which sufficient reimbursement for treatment procedures using the Hi Art system will be available from third-party payors such as private health insurance plans and health maintenance organizations and government payor programs such as Medicare and Medicaid. Third-party payors, and in particular managed care organizations, challenge the prices charged for medical products and services and institute cost containment measures to control or significantly influence the purchase of medical products and services. For example, in the United States, the Centers for Medicare and Medicaid Services, or CMS, eliminated a stand-alone code in 2008 for hospital reimbursement of IGRT using CT x-ray images for the purpose of patient positioning to ensure accurate delivery of radiation doses. CMS instead bundled such reimbursement with other procedures, resulting in a small decrease in total reimbursement for outpatient treatment in hospitals. For 2009, CMS increased rates slightly for hospitals but decreased reimbursement rates for free-standing clinics. These cost containment measures, if instituted in a manner significantly affecting the coverage of, or reimbursement for, treatment procedures performed using the Hi Art system, could discourage cancer treatment centers and hospitals from purchasing the Hi Art system.

Treatment procedures performed using the Hi Art system are currently covered and reimbursed at acceptable rates by third-party payors. However, we cannot provide any assurance that third-party payors will continue to reimburse these procedures at acceptable rates or will continue to consider these procedures to be cost-effective compared to other treatments. Clinicians may be reluctant to purchase the Hi Art system or may decline to do so entirely if they determine there is insufficient coverage and reimbursement from third-party payors for the cost of procedures performed using the Hi Art system, which could have an adverse impact on our sales.

In the United States, reimbursement for services rendered to Medicaid beneficiaries is determined pursuant to each state’s Medicaid plan, which is established by state law and regulations and is subject to the requirements of federal laws and regulations. The Balanced Budget Act of 1997 revised the Medicaid program to provide each state more control over coverage and payment matters. In addition, CMS has granted many states waivers to allow for greater control of the Medicaid program at the state level. The impact on our business of this greater state control on Medicaid payment for diagnostic services remains uncertain, particularly in light of current economic conditions.

Healthcare policies and costs continue to be a focus of discussion in the United States and elsewhere. In the United States, a number of healthcare reforms are being discussed or proposed, but it is unclear at this time which might be enacted by the U.S. Congress and which might be signed into law by the Obama administration. New laws or regulations could be issued that could radically affect the way healthcare is delivered in the United States, resulting in changes that may materially and negatively affect demand for our products.

Our success in non-U.S. markets also depends upon treatment procedures using the Hi Art system being eligible for reimbursement through government-sponsored healthcare payment systems, private third-party payors and labor unions. Reimbursement and healthcare payment systems in international markets vary significantly by country and, within some countries, by region. In many international markets, payment systems may control reimbursement for procedures performed using new products as well as procurement of these products. In addition, as economies of emerging markets develop, these countries may implement changes in their healthcare delivery and payment systems. Healthcare cost containment efforts are prevalent in many of the countries in which we sell, or intend to sell, our product, and these efforts are expected to continue. Market acceptance of the Hi Art system in a particular country may depend on the availability and level of reimbursement in that country. Our ability to generate sales may be adversely affected if customers are unable to obtain or maintain adequate reimbursement for treatment procedures using the Hi Art system in markets outside of the United States in which we are selling, or are seeking to sell, the Hi Art system.

Our manufacturing operations are conducted at a single location, and any disruption at our manufacturing facility could increase our expenses.

All of our manufacturing operations are conducted at a single location in Madison, Wisconsin. This location contains bunkers for testing the Hi Art system because it emits radiation. We do not maintain a backup manufacturing facility, and we therefore depend on our current facility for the continued operation of our business. A natural or other disaster could cause substantial delays in our manufacturing operations, damage or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against natural or other disasters may not be adequate to cover our losses in any particular case. With or without insurance, damage to our manufacturing facility or our other property, or to any of our suppliers, due to a natural disaster or casualty event could have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon third-party local distributors to market and distribute the Hi Art system in key markets.

We rely on third-party distributors for exclusive marketing and distribution of the Hi Art system in certain countries in Asia-Pacific, the Middle East and Eastern Europe. Our success in generating sales in countries where we have engaged local distributors depends in part on the efforts of others whom we do not employ. Many of these local distributors have only limited personnel, which could impair their ability to successfully market, sell and service the Hi Art system. In addition, if a distributor is terminated by us or goes out of business, it may take us a period of time to locate an alternative distributor, to seek appropriate regulatory approvals and to train its personnel to market the Hi Art system, and our ability to sell and service the Hi Art system in the region formerly serviced by such terminated distributor could be materially adversely affected. Any of these factors could materially adversely affect our revenue from international markets, increase our costs in those markets or damage our reputation. For example, in 2008 we terminated our distributor in Japan and entered into an agreement with Hitachi Medical Corporation to serve as our new distributor. While we were able to transfer certain assets to the new distributor, such as inventory and the regulatory license, in order to support that transition, we incurred additional costs and experienced a delay in fulfilling orders in 2008 from Japan as a result of the transition. If in the future other distributor transitions are not as smooth, we could experience significant loss of revenue, increased costs and damage to our reputation, and our business, financial condition and results of operations could be materially adversely affected.

Our results of operations may be adversely affected by changes in foreign currency exchange rates.

In 2008, we derived 89% of our revenue from contracts denominated in U.S. dollars and 11% in Euros. In 2007, we derived 78% of our revenue from contracts denominated in U.S. dollars, 18% in Euros, 2% in Swiss francs and 2% in Canadian dollars. Historically, the substantial majority of our expenses have been denominated in U.S. dollars. However, in 2006 we opened an office in Brussels, Belgium and increased our sales and service capabilities in Europe. As a result, an increasing portion of our expenses are denominated in Euros. In addition, long-term movements in foreign currency exchange rates could affect the competitiveness of the Hi Art system. During the fall of 2008, the U.S. dollar strengthened against other currencies, making the Hi Art system less competitive compared to our non-U.S. competitors’ products. Any further significant strengthening of the U.S. dollar against other countries’ currencies may result in slower growth in our international orders and revenue, which could negatively affect our overall financial performance and results of operations. Changes in monetary or other policies in the U.S. or abroad as a result of the current global economic turmoil, or a change in the U.S. as a result of the recent change in the presidential administration, may increase foreign currency rate volatility. We do not currently have a hedging program in place to offset currency exchange rate risks.

Technological breakthroughs in cancer treatment could render the Hi Art system obsolete.

The cancer treatment market is characterized by rapid technological change and product innovation. Other radiation-based technologies for treating cancer that may or may not incorporate IGRT and adaptive radiation therapy, such as proton therapy, may increase competition for the Hi Art system. In addition, companies in the pharmaceutical or biotechnology fields may seek to develop methods of cancer treatment that are more effective than radiation therapy, resulting in decreased demand for the Hi Art system. Because the Hi Art system has a long development cycle and because it can take significant time to receive government approvals for changes to the Hi Art system, we must anticipate changes in the marketplace and the direction of technological innovation. Accordingly, if we are unable to anticipate and keep pace with new innovations in the cancer treatment market, the Hi Art system or an aspect of its functionality may be rendered obsolete, which would have a material adverse effect on our business, financial condition and results of operations.

A significant percentage of our sales are outside of North America, and economic, political and other risks associated with international sales and operations could adversely affect our sales or make them less predictable.

The percentage of our revenue derived from sales outside of North America was 34% for 2008, 44% in 2007 and 43% in 2006. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. In particular, in 2006 we opened a European office in Brussels, Belgium which includes sales, service and call center operations. In addition, we have entered into agreements with distributors in Asia-Pacific, the Middle East and Eastern Europe who purchase the Hi Art system from us for resale to end customers. We support our international marketing and sales activities from both our U.S. headquarters in Madison, Wisconsin and our office in Brussels, Belgium.

We face additional risks resulting from our international operations, including:

•	difficulties in enforcing agreements and collecting receivables in a timely manner through the legal systems of many countries outside the United States;

•	the potential failure to comply with foreign regulatory requirements to market the Hi Art system on a timely basis or at all;

•	availability of, and changes in, reimbursement within prevailing foreign health care payment systems;

•	difficulties in managing foreign relationships and operations, including any relationships that we establish with foreign distributors or sales or marketing agents;

•	limited protection for intellectual property rights in some countries;

•	fluctuations in currency exchange rates;

•	the possibility that foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade;

•	the possibility of material shipping delays; and

•	significant changes in the political, regulatory, safety or economic conditions in a country or region in which we operate.

If we fail to overcome the challenges we encounter in our international operations, our business, financial condition and results of operations will be materially adversely affected.

Product liability suits, whether or not meritorious, could be brought against us due to an alleged defective component of the Hi Art system or for the misuse of the Hi Art system. These suits could result in expensive and time-consuming litigation, payment of substantial damages and an increase in our insurance rates.

Our business exposes us to potential product liability claims that are inherent in the manufacture, sale, installation, servicing and support of medical devices. The medical device industry has historically been litigious, and we would face financial exposure to product liability claims in the U.S., and potentially elsewhere, if the use of the Hi Art system were to cause or contribute to injury or death, whether by aggravating existing patient symptoms or otherwise. Because the Hi Art system involves the delivery of radiation to the human body, the possibility for significant injury or death exists. The tolerance for error in the design, manufacture, installation, servicing, support or use of the Hi Art system may be small or nonexistent. We may also be subject to claims for property damage or economic loss related to, or resulting from, any errors or defects in the Hi Art system, or the installation, servicing and support of the Hi Art system, or any professional services rendered in conjunction with the Hi Art system. Additionally, it is also possible that defects in the design or manufacture of the Hi Art system might necessitate a product recall. For instance, components or enhancements to the Hi Art system may contain undetected errors or performance problems that, despite testing, are discovered only after installation. Although we maintain product liability insurance for the Hi Art system, the coverage limits of these policies may be inadequate to cover future claims. As sales of the Hi Art system increase, we may be unable to maintain product liability insurance on acceptable terms or at reasonable costs, and such insurance may not provide us with adequate coverage for all potential liabilities. A successful claim brought against us relating to a liability that is in excess of our insurance coverage, or for which insurance coverage is denied or limited, would require us to pay damage amounts that could be substantial and have a material adverse effect on our business, financial condition and results of operations and could divert management’s attention from our core business.

We are subject to federal, state and foreign laws governing our business practices, which, if investigated or violated, could subject us to costs and penalties, and cause adverse publicity.

The federal Medicare and Medicaid anti-kickback laws, and similar laws in some states, prohibit any payments or other forms of remuneration that are intended to induce healthcare providers or their employees to refer patients or to purchase, or recommend to purchase, healthcare products and services for which payment may be made under federal healthcare programs. These laws affect our sales and marketing activities by limiting the kinds of promotional and sales programs and financial arrangements we may offer or enter into with potential customers. The kinds of programs and practices that could be affected include our discount and rebate practices, support for customer education and training, consulting arrangements with customers, research collaborations and other similar arrangements.

These laws constrain our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers of medical devices. We have a variety of arrangements with our customers that could implicate these laws. For example, we provide research grants to some of our customers to support customer studies related to protocols in using the Hi Art system. Due to the breadth of some of these laws, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent, or for items or services that were not provided as claimed. While we do not give our customers advice on coding or billing procedures performed using the Hi Art system, we may inadvertently or informally provide billing or code information in response to customer inquiries regarding reimbursement for procedures. We cannot provide any assurance that the government will not view our inadvertent or informal statements regarding billing or coding to be advice, in which case we could be liable for providing erroneous advice. Anti-kickback and false claims laws prescribe civil and criminal penalties for noncompliance, which can be substantial. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could have a material adverse effect on our business, financial condition and results of operations.

In addition, we are subject to the U.S. Foreign Corrupt Practices Act, antitrust, anti-competition and similar laws in other jurisdictions which, if violated, could lead to substantial liability. We could also face investigations by one or more government agencies that could be costly to respond to and divert the attention of key personnel from our business operations. An adverse outcome from any such investigation could subject us to fines or other penalties, which could adversely affect our business, financial condition and results of operations.

The effectiveness of procedures performed using conformal radiation therapy delivery systems like the Hi Art system are not yet supported by long-term clinical data, and the medical community has only begun to develop a large body of peer-reviewed literature that supports the Hi Art system’s efficacy.

We are only just beginning to have significant clinical data supporting the advantages of highly conformal dose delivery that we believe the Hi Art system offers in comparison to competing products and technologies. For example, because the Hi Art system has only been on the market since 2003, we have only limited complication or patient survival rate data, which are common long-term measures of clinical effectiveness in cancer treatment. In addition, while the effectiveness of radiation therapy is well understood, there is a growing but still limited number of peer-reviewed medical journal publications regarding the efficacy of highly conformal treatment such as that delivered by the Hi Art system. If future patient studies or clinical experience do not support our beliefs that the Hi Art system offers a more advantageous treatment for a wide variety of cancer types, use of the Hi Art system could fail to increase or could decrease, and our business, financial condition and results of operations would therefore be adversely affected.

Our success will depend on our ability to attract and retain qualified personnel, while also effectively managing employee costs.

The number of employees increased significantly over the past several years. In December of 2008, we announced a reduction in force affecting approximately 12% of our workforce. If this action does not result in proper alignment of human resources with business needs and revenue levels, we may experience significant negative impact to our financial results. Our continued success will also depend on our ability to retain management personnel and qualified personnel with expertise in research and development, engineering, service, manufacturing, sales, marketing and finance, as well as our ability to attract, retain and train new staff in key areas such as sales and service. We face considerable challenges, including managing geographically dispersed efforts, in recruiting, training, managing, motivating and retaining these personnel. If we are unable to maintain an adequate number of trained and motivated personnel, our reputation and business operations could suffer, and our business, financial condition and results of operations could be materially adversely affected.

We may need to raise additional capital in the future and may be unable to do so on acceptable terms. This could limit our ability to grow and carry out our business plan.

We believe that our cash reserves, investments and cash from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If our estimates of revenue, expenses, or capital or liquidity requirements change or are inaccurate, or if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to borrow against our current bank facility, sell additional equity or arrange additional debt financing. In addition, we may seek to sell additional equity or arrange debt financing to give us financial flexibility to pursue attractive investment opportunities that may arise. We also cannot be certain that we will be able to obtain additional financing for this or other future projects on commercially reasonable terms or at all, particularly if the current economic conditions continue or worsen, which could limit our ability to grow and carry out our business plan. We cannot be certain that we will be able to renew our current one-year credit facility on commercially reasonable terms. There can be no assurance that additional financing will not be dilutive to our existing shareholders. If we raise additional funds through licensing arrangements, it may be necessary to relinquish potentially valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. If any of these events occurs, there could be a material adverse effect to our business, financial condition and results of operations.

In April 2008, we invested in continued development of a new compact proton therapy system through a separate entity. If this development project is unsuccessful, or we are unable to raise the additional capital that may be necessary for this project on acceptable terms, our ability to diversify our business could be impaired.

In April 2008, we announced our participation in a new venture, Compact Particle Acceleration Corporation (or CPAC), to continue development of our research initiative for a compact proton therapy system for the treatment of cancer. CPAC has and is continuing to seek investments from third parties to support development of this technology. We retain the option to purchase a portion of the CPAC stock held by CPAC investors in exchange for the right to commercialize the technology in the medical field. We cannot be certain that CPAC will be able to obtain all of the additional financing required for this project on commercially reasonable terms or that the technology development will be successful, any of which could limit our ability to grow and diversify our product portfolio.

Even if CPAC is able to obtain financing and the technology development is successful, it may not have the resources to commercialize the compact proton system, the market requirements may change such that commercialization is no longer feasible, or we may not be in a position to finance our call right. If we are unable to diversify our business, we will continue to rely on a single product for substantially all of our revenue, including all of the risks and fluctuations in revenue or profitability resulting from such reliance.

Risks Related to Our Intellectual Property

If we are not able to meet the requirements of our license agreement with the Wisconsin Alumni Research Foundation, or WARF, we could lose access to the technologies licensed thereunder and be unable to manufacture, market or sell the Hi Art system.

We license from WARF patents covering the multi-leaf collimator and other key technologies incorporated into the Hi Art system under a license agreement that requires us to pay royalties to WARF. In addition, the license agreement obligates us to pursue an agreed development plan and to submit periodic reports, and restricts our ability to take actions to defend the licensed patents. WARF has the right to unilaterally terminate the agreement if we do not meet certain minimum royalty obligations or satisfy other obligations related to our utilization of the technology. If WARF were to terminate the agreement or if we were to otherwise lose the ability to exploit the licensed patents, our competitive advantage would be reduced and we may not be able to find a source to replace the licensed technology. The license agreement reserves to WARF the initial right to defend or prosecute any claim arising with respect to the licensed technology. If WARF does not vigorously defend the patents, we may be required to engage in expensive patent litigation to enforce our rights, and any competitive advantage we have based on the licensed technology may be hampered.

If we are not able to adequately protect our intellectual property and proprietary technology, our competitive position, future business prospects and financial performance will be adversely affected.

Our success depends significantly on our ability to protect our intellectual property and proprietary technologies used in the Hi Art system. If we fail to obtain patents, we are unable to obtain patents with claims of a scope necessary to cover our technology, or our issued patents are determined to be invalid or to not cover our technology, our competitors could use portions of our intellectual property, which could weaken our competitive position. We have an active program to protect our proprietary inventions through the filing of patent applications and taking certain steps to preserve the confidentiality of our confidential and proprietary information. There can be no assurance, however, that:

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

There may be companies that are currently marketing, or may in the future market, products that compete with the Hi Art system in a direct challenge to our intellectual property position. In such cases, we may initiate litigation in order to stop them. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially valuable. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert our management’s attention from our core business. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us.

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

The medical device industry has been characterized by frequent intellectual property litigation. In particular, the field of radiation therapy for cancer is well-established and crowded with the intellectual property of competitors and others. A number of companies in our market, as well as universities and research institutions, have intellectual property, including patents and patent applications as well as trade secrets, that relate to the use of radiation therapy to treat cancer. We have not conducted an extensive search of patents pending or issued to third parties, and no assurance can be given that third-party patents containing claims covering the Hi Art system, technology or methods do not exist, have not been filed or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas or fields, our competitors or other third parties may assert that the Hi Art system and the methods we employ in the use of our product are covered by United States or foreign patents held by them. As the number of competitors in the market for less invasive cancer treatment alternatives grows, and as the number of patents issued in this area grows, the possibility of patent infringement claims against us increases. Any such claim or litigation, regardless of merit, could cause us to incur substantial expenses and delay or materially disrupt the conduct of our business. We could also be required to pay a substantial damage award, develop non-infringing technology, enter into royalty-bearing licensing agreements, if such licenses are available on terms reasonable to us or at all, or stop selling our products. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources.

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

The Hi Art system is a medical device that is subject to extensive regulation in the United States and elsewhere, including by the FDA and its foreign counterparts. Before a new medical device, or a new use of or claim for an existing medical device, can be marketed in the United States, it must first receive either premarket approval or 510(k) clearance from the FDA, unless an exemption exists. Either process can be expensive and lengthy. The FDA’s 510(k) clearance process usually takes from three to twelve months, but can last longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. Despite the time, effort and cost, there can be no assurance that any particular device will be approved or cleared by the FDA through either the premarket approval process or 510(k) clearance process. We have obtained 510(k) clearance from the FDA to market the Hi Art system for the treatment of tumors or other targeted tissues anywhere in the body where radiation therapy is indicated. An element of our strategy is to continue to upgrade the Hi Art system to incorporate new software and hardware enhancements that may require the approval of or clearance from the FDA or its foreign counterparts. Certain upgrades previously released by us required 510(k) clearance before we were able to offer them for sale. We expect that certain of our future upgrades to the Hi Art system will also require 510(k) clearance; however, future upgrades may be subject to the substantially more time-consuming and uncertain premarket review process.

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

To be able to market and sell the Hi Art system in a specific country, we or our distributors must comply with applicable regulations of that country. While the regulations of some countries do not impose barriers to marketing and selling the Hi Art system or only require notification, others require that we or our distributors obtain the approval of a specified regulatory body. These regulations, including the requirements for approvals, and the time required for regulatory review vary from country to country. The governmental agencies regulating medical devices in some countries, for example, require that the user interface on medical device software be in the local language. We currently provide user guides, manuals and on-line screens in the local language but only provide an English language version of the user interface. Obtaining regulatory approvals is expensive and time-consuming, and we cannot be certain that we or our distributors will receive regulatory approvals in each country in which we plan to market the Hi Art system. If we modify the Hi Art system, we or our distributors may need to apply for additional regulatory approvals before we are permitted to sell it. We may not continue to meet the quality and safety standards required to maintain the authorizations that we or our distributors have received. It can also be costly for us and our distributors to keep up with regulatory changes issued or mandated from time to time. If we or our distributors are unable to maintain our authorizations, or fail to obtain appropriate authorizations, in a particular country, we will no longer be able to sell the Hi Art system in that country, and our ability to generate revenue will be materially adversely affected.

We must manufacture the Hi Art system in accordance with federal and state regulations, and we could be forced to recall our installed systems or terminate production if we fail to comply with these regulations.

We are required to comply with the FDA’s Quality System Regulation, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of the Hi Art system. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality requirements. The FDA enforces the Quality System Regulation through periodic inspections. The Hi Art system is also subject to similar state regulations and various foreign laws and regulations. If in the future we fail a Quality System Regulation inspection, our operations could be disrupted and our manufacturing operations delayed. Failure to take adequate corrective action in response to a Quality System Regulation inspection could force a shutdown of our manufacturing operations and a recall of the Hi Art system which, since we manufacture exclusively in the United States, could impact our business globally. If any of these events occurs, our reputation could be harmed, we could lose customers and there could be a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Common Stock

Our common stock has only been publicly traded since May 2007, and its price may fluctuate substantially.

Prior to our initial public offering in May of 2007, there was no public market for shares of our common stock. Since that time, the market price of our common stock has fluctuated significantly. The price of our common stock will continue to be affected by a number of factors, including:

•	fluctuations in quarterly revenue, net income and orders backlog;

•	regulatory developments related to the manufacturing, marketing or sale of the Hi Art system;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or new orders, or changes in recommendations by any securities analyst that elects to follow our common stock;

•	sales of large blocks of our common stock; and

•	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results.

Share price fluctuations may be exaggerated if the trading volume of our common stock is low. The lack of a trading market may result in the loss of research coverage by securities analysts. Moreover, we cannot provide any assurance that any securities analysts will initiate or maintain research coverage of our company and our ordinary shares of common stock. If our future quarterly operating results are below the expectations of securities analysts or investors, the price of our common stock would likely decline. Securities class action litigation, which is often brought against companies following periods of volatility, has been brought against us based on share price volatility in 2007 and 2008. The existing securities litigation claims already brought against and any future similar actions could result in substantial expense and divert management’s attention from our business.

Anti-takeover provisions included in our amended and restated articles of incorporation and amended and restated bylaws could delay or prevent a change of control of our company, which could materially adversely impact the value of our common stock and may prevent or frustrate attempts by our shareholders to replace or remove our current management.

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

Item 2.	Properties

Our principal executive offices are located in Madison, Wisconsin, where we lease three buildings:

•	an office building totaling approximately 61,000 square feet under a lease expiring in 2014;

•	a manufacturing facility totaling approximately 64,000 square feet under a lease expiring in 2018; and

•	a portion of an office building totaling approximately 46,000 square feet under a lease expiring in 2014.

In addition, we lease office space totaling approximately 5,000 square feet in Brussels, Belgium under a lease expiring in 2014, and our wholly-owned subsidiary, Twin Peak, leases approximately 850 square meters of space in a manufacturing facility in Chengdu, China under a lease expiring in October, 2010. We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available on commercially reasonable terms to meet our future needs.

Item 3.	Legal Proceedings

We are subject to various claims and legal proceedings arising in the ordinary course of our business, including the pending securities class action described in more detail in Note E to the Financial Statements included in this Annual Report on Form 10-K. We believe that the ultimate resolution of these matters, whether individually or in the aggregate, will not have a material adverse effect on our business, prospects, financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “TOMO.” The high and low sale prices for the end of each quarter since we became a publicly-traded company on May 9, 2007 are as follows:

Fiscal Year 2007	High	Low

First Quarter	N/A	N/A
Second Quarter (beginning May 9, 2007)	$24.73	$19.51
Third Quarter	$27.58	$21.61
Fourth Quarter	$24.24	$15.85
Fiscal Year 2008
First Quarter	$20.16	$12.56
Second Quarter	$15.00	$6.79
Third Quarter	$10.00	$4.45
Fourth Quarter	$5.00	$1.81

Holders

As of February 27, 2009, there were 510 registered shareholders of record of our common stock.

Dividends

We have never paid nor do we have current plans to pay cash dividends to our common shareholders in the foreseeable future. Our Board of Directors intends to reinvest any future earnings in the growth, development and support of our operations.

Securities Authorized for Issuance under Equity Compensation Plans

The information set forth under the heading “Equity Compensation Plan Information” in Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

Performance Graph

The graph set forth below compares the cumulative total shareholder return on our common stock between May 9, 2007 (our initial trading date) and December 31, 2008, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the S&P Health Care Index, over the same period. This graph assumes the investment of $100.00 on May 9, 2007 in our common stock, the Nasdaq Composite Index and the S&P Health Care Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on May 9, 2007 was the closing sales price of $22.67 per share.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among TomoTherapy Incorporated, The NASDAQ Composite Index and
The S&P Healthcare Index

*	$100 invested on May 9, 2007 in stock or in index — including reinvestment of dividends.

Recent Sales of Unregistered Securities.

(a) From January 1, 2006 through the date of this Annual Report on Form 10-K, we sold the following securities that were not registered under the Securities Act. The following share numbers give effect to a 1.36-for-1 split of our common stock and preferred stock that occurred on May 8, 2007.

1. On January 24, 2007, we issued 307,088 shares of Series A preferred stock to a single investor upon the exercise of our Series A warrants. The exercise price was $0.82 per share, and the aggregate consideration received by us was $249,983.

2. During February 2007, we issued an aggregate of 87,366 shares of Series D preferred stock to six investors, including two employees, upon the exercise of our Series D warrants. The exercise price was $1.84 per share, and the aggregate consideration received by us was $160,600.

3. During March 2007, we issued an aggregate of 61,162 shares of Series D preferred stock to three investors upon the exercise of our Series D warrants. The exercise price was $1.84 per share, and the aggregate consideration received by us was $112,430.

4. From April 2007 through June 2007, we issued an aggregate of 226,277 shares of common stock to 21 of our employees, directors and consultants upon the exercise of stock options and stock awards. The average exercise price was $0.58 per share, and the aggregate consideration received by us was $131,187.

5. From April 2007 through June 2007, we issued an aggregate of 2,817 shares of common stock to three investors upon the exercise of our Series D warrants. The exercise price was $1.84 per share, and the aggregate consideration received by us was $5,179.

6. From January 2008 through April 2008, we issued an aggregate of 4,672 shares of common stock to two investors upon the exercise of our Series D warrants. The exercise price was $1.84 per share, and the aggregate consideration received by us was $8,588.

7. During February 2009, we issued an aggregate of 1,104 shares of common stock to two investors upon the exercise of our Series D warrants. The exercise price was $1.84 per share, and the aggregate consideration received by us was $2,029.

We believe that the offer and sale of the above-referenced securities were exempt from registration under the Securities Act by virtue of Section 4(2) and/or Rule 506 under Regulation D promulgated thereunder as transactions not involving any public offering. All of the purchasers of unregistered securities for which we relied on Section 4(2) and/or Regulation D represented that they were accredited investors as defined under the Securities Act. We claimed such exemption on the basis that (a) the purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about us or had access, through employment or other relationships, to such information, (b) appropriate legends were affixed to the warrants and/or stock certificates issued in such transactions, and (c) that offers and sales of these securities were made without general solicitation or advertising.

(b) From January 1, 2006 to December 31, 2008, we granted to our directors, employees and consultants options to purchase an aggregate of 2,341,835 shares of unregistered common stock at exercise prices ranging from $4.99 to $6.75 per share. During this period, we issued a total of 38,859 shares of unregistered common stock upon the exercise of such options.

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

No payments of underwriters’ commissions or offering expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

Through December 31, 2008, we used $70.9 million of the net proceeds from our initial public offering, as described in the following table (in millions):

Working capital	$49.9
Purchases of property and equipment	14.0
Purchases of test systems	5.7
Acquisition of Chengdu Twin Peak Accelerator Technology Inc.	1.2
Repayment of debt	0.1
Remaining net proceeds in cash, equivalents and short-term investments	113.8

Net proceeds from initial public offering	$184.7

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere herein. The consolidated balance sheet data as of December 31, 2008 and 2007 and the consolidated statements of operations data for the years ended December 31, 2008, 2007 and 2006 are derived from our audited consolidated financial statements included elsewhere herein, which have been prepared in accordance with generally accepted accounting principles in the United States. The consolidated balance sheet data as of December 31, 2006, 2005 and 2004 and the consolidated statements of operations for the years ended December 31, 2005 and 2004 have been derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

Consolidated Balance Sheet data (in thousands):

	As of December 31,
	2008	2007	2006	2005	2004

Cash and equivalents	$65,967	$191,780	$20,137	$30,396	$1,950
Short-term investments	88,825	—	—	—	—
Receivables, net	41,259	44,108	19,050	14,235	5,036
Inventories, net	63,983	53,171	40,026	28,283	15,740
Working capital (deficit)	184,585	211,449	7,446	7,792	(4,187)
Total assets	295,932	326,677	109,314	82,303	29,069
Deferred revenue and customer deposits	43,633	35,338	43,307	49,281	16,133
Long-term debt (including current maturities)	727	841	875	214	283
Redeemable convertible preferred stock	—	—	212,663	166,402	84,234
Total shareholders’ equity (deficit)	209,231	238,694	(184,117)	(151,406)	(83,720)

Consolidated Statement of Operations data (in thousands except per share data):

	Years Ended December 31,
	2008	2007	2006	2005	2004

Revenue	$204,589	$232,810	$156,102	$75,754	$45,460
Income (loss) before income tax, noncontrolling interests and cumulative effect of change in accounting principle	(33,659)	16,450	7,731	317	3,032
Income tax expense (benefit)	10,331	5,788	(7,184)	78	151
Noncontrolling interests	7,102	—	—	—	—
Cumulative effect of change in accounting principle(1)	—	—	(2,140)	—	—

Net income (loss)	(36,888)	10,662	12,775	239	2,881
Accretion of redeemable convertible preferred stock(2)	—	(237,582)	(46,253)	(68,075)	(41,960)

Net loss attributable to common shareholders	$(36,888)	$(226,920)	$(33,478)	$(67,836)	$(39,079)

Basic and diluted net loss per share attributable to common shareholders	$(0.73)	$(6.35)	$(3.78)	$(8.48)	$(5.40)

Weighted average common shares used in computing basic and diluted net loss per share attributable to common shareholders	50,199	35,731	8,856	7,996	7,234

Pro forma basic net income per share(3)	—	$0.24	$0.36	—	—

Pro forma diluted net income per share(3)	—	$0.21	$0.32	—	—

Pro forma weighted average number of shares used in computing basic net income per share(3)	—	45,028	35,366	—	—
Pro forma weighted average number of shares used in computing diluted net income per share(3)	—	49,919	40,130	—	—

(1)	Represents impact of the adoption of Staff Position 150-5, Issuer’s Accounting under Financial Accounting Standards Board (FASB) Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable (“FSP 150-5”). Pursuant to FSP 150-5, we were required to classify our outstanding warrants to purchase preferred stock as a liability on our balance sheet and record adjustments to their fair value in our statements of operations at the end of each reporting period. For the year ended December 31, 2006, the impact of the change in accounting principle was to decrease net income by $3.1 million, consisting of a $2.2 million cumulative effect adjustment for the change in accounting principle as of January 1, 2006, when the Company adopted FSP 150-5, and $0.9 million of expense that was recorded in other income (expense), net to reflect the increase in fair value between January 1, 2006 and December 31, 2006. The warrants were subject to revaluation at each balance sheet date and any change in fair value was recognized as a component of other income (expense), net, until the completion of the Company’s initial public offering when the preferred warrants converted to common stock warrants.

(2)	Accretion of redeemable convertible preferred stock represents the impact attributable to the increase in the fair market value of shares of our redeemable convertible preferred stock prior to their conversion into shares of our common stock upon the closing of our initial public offering. The holders of Series A, B, C and D preferred stock had the option to put their stock back to us at the greater of (i) the original purchase price plus accrued dividends, or (ii) the fair market value of the stock. The holders of Series E preferred stock had the option to put their stock back to us at the original purchase price plus accrued dividends. The put option and the related accretion of the preferred stock terminated upon the completion of our initial public offering when all of our issued and outstanding shares of preferred stock converted to common stock.

(3)	Pro forma net income per share gives effect to the conversion upon the closing of our initial public offering of all of our issued and outstanding shares of preferred stock on a one-for-one basis into shares of our common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our audited consolidated financial statements and the notes to those financial statements, which are included in this report. This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s expectations, estimates, and assumptions, based on information available at the time of the statement or, with respect to any document incorporated by reference, available at the time that such document was prepared. Forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives, prospects, and expectations. Forward-looking statements are often, but not always, made through the use of words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “likely,” “expect,” “estimate,” “project,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors, including, but not limited to, those discussed below under “Factors Affecting Our Financial Performance” and those in the section entitled “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K, which may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by those statements. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time or otherwise, except as required by law.

Overview

We developed, market and sell the Hi Art system, an advanced and versatile radiation therapy system for the treatment of a wide variety of cancers. The Hi Art system combines integrated CT imaging with radiation therapy to deliver radiation treatment with speed and precision while reducing radiation exposure to surrounding healthy tissue which, we believe, can lead to improved patient outcomes. We market and sell the system to hospitals and cancer treatment centers in North America, Europe, the Middle East and Asia-Pacific and offer customer support services in each region either directly or through distributors.

For the years ended December 31, 2008 and 2007, our revenue was $204.6 million and $232.8 million, respectively, a decrease of 12%. We believe that a combination of the current global economic downturn, the ongoing credit crisis, our transition in sales leadership and enhanced competitive pressure resulted in fewer Hi Art systems being installed and accepted in 2008 versus 2007. Our net loss for the year ended December 31, 2008 was $36.9 million, and our net income for the year ended December 31, 2007 was $10.7 million. The decreased profitability in 2008 was primarily caused by the sale of 18% fewer systems, continued investments in our service operations and a charge of $20.8 million related to the establishment of a valuation allowance against our deferred tax assets. Although our revenue decreased from the prior year and we experienced a net loss, we remain in a strong capital position with $155 million of cash and short-term investments as of December 31, 2008. Thus, we are readily able to fund ongoing operations and to invest in future product offerings. Our total assets decreased to $295.9 million at December 31, 2008 from $326.7 million at December 31, 2007, a decrease of $30.8 million or 9%, which is primarily attributable to reduced cash balances and the establishment of the aforementioned deferred tax asset valuation allowance. In an effort to conserve our cash resources, we are carefully monitoring our ongoing expenditures, as was evidenced by a 16% decrease in operating expenses during the fourth quarter 2008 versus 2007 and by our December 2008 reduction in staff.

During 2008, we acquired 100% of the outstanding capital stock of Chengdu Twin Peak Accelerator Technology Inc. (Twin Peak), a privately held company based in Chengdu, China, for consideration of approximately $3.1 million. We believe that Twin Peak could be a lower-cost alternative and secondary source of supply for linear accelerators, a critical component of the Hi Art system.

Because of the current volatile state of the global economy, especially as it is related to capital equipment manufacturers, and because of continued market competition, we expect our 2009 financial performance to be somewhat similar to 2008. Like 2008, we expect the year to be somewhat back-end loaded with only 30% to 40% of our 2009 revenue expected to be generated during the first half of the year. Furthermore, because of our planned cash conservation efforts, we expect to use only a marginal amount of cash during 2009, thus maintaining our sound financial position.

Despite near-term economic challenges, we remain optimistic about our long-term financial performance. This is based on continued growth in market demand for image-guided radiation therapy equipment, our new senior sales management, our expected release of product enhancements in the future and our revenue backlog of $176 million as of December 31, 2008.

Factors Affecting Our Financial Performance

Our financial performance is significantly affected by the following factors:

Incoming Orders

Since we sell high-priced capital equipment with a long sales cycle and an approximate 12-month window between customer order and delivery, an important measure of our future financial performance is the dollar value of incoming orders for equipment. During 2008, we experienced a decline in incoming orders as compared to 2007. We believe that this decline resulted from a combination of the current global economic downturn, the ongoing credit crisis, our transition in sales leadership and increased competitive pressure.

Since the Hi Art system is a major capital expenditure, our customers may require funding through a credit facility or lease arrangement, and they may have increased difficulty obtaining the necessary credit in the current economic environment. In addition, the current economic environment may cause potential new customers to delay placing capital equipment orders or to purchase equipment that is less costly. In the last few months, some United States orders we expected to close have not been placed, which we believe might be the result of concerns about economic conditions.

We experienced increased competition in the marketplace during 2008, which we believe has created some market confusion. We intend to improve our sales competitiveness by selectively increasing sales force coverage and by expanding product features, as evidenced by our recently announced plans to launch TomoDirect software, in order to open more market opportunities. Furthermore, we believe continued innovation and expansion of our clinical capabilities will extend our technology leadership position and increase our prospects for greater market share and continued growth.

During 2008, we terminated the distribution agreement with our former Japanese distributor, resulting in a stoppage of incoming orders from Japan. Effective January 1, 2009, we entered into a distributorship agreement with Hitachi Medical Corporation (Hitachi) to distribute the Hi Art system in Japan. Japan is the second largest market in the world for radiation therapy equipment. We believe that Hitachi will help revitalize the Japanese market for us and create growth in market share.

During the second half of 2008, we restructured our global sales management to enhance our sales execution capabilities. With our new sales management team, we believe that we have strengthened our ability to drive sales performance and increase market share.

Backlog

As of December 31, 2008, we had a backlog of $176 million, the majority of which should convert to revenue within the next 12 months. We define backlog as the total contractual value of all firm orders received for the Hi Art system and related options that have installation sites identified and that we believe are likely to ship within 24 months. To be included in backlog, such orders must be evidenced by a signed quotation or purchase order from the customer.

On a regular basis, we review our open orders to determine if they meet our backlog definition. As a result of this process, we removed a significant number of orders from our backlog during the year ended December 31, 2008. Reasons for these removals included uncertainty regarding customer project sites, customer shipment schedules, customer economic issues, the timing of shipments to our Japanese distributor and competitive losses of two customers. As a result of our new process for tracking orders that we implemented in the second quarter of 2008, we believe that we have improved accuracy in determining backlog and predicting the timing of shipments.

Revenue

The majority of our revenue is generated from sales of the Hi Art system. We negotiate the actual purchase price with each customer, and, historically, the purchase price has varied significantly across geographic regions.

Because of the current unstable global economy and increased competition, we expect our 2009 revenue to be similar to our 2008 revenue. However, based on continued growth in market demand for image-guided radiation therapy equipment, our new senior sales management, our growing number of service contracts, our revenue backlog as of December 31, 2008 and our expected release of product enhancements in the future, we are optimistic about our revenue growth beyond 2009.

Our revenue projections can be impacted by a number of factors, including the following:

•	Shipments of the Hi Art system generally occur 9 to 12 months after the order is received. Timing of deliveries can be affected by factors out of our control such as construction delays at customer project sites and customer credit issues. We generally recognize revenue from a system sale upon customer acceptance, which usually occurs three to four weeks after delivery. Each installation represents a significant percentage of our revenue for a particular quarter.

•	Our geographic mix of customers may impact our average selling prices. Increased sales of the Hi Art system outside of North America have tended to favorably impact our gross margins due to higher average selling prices in these markets. We intend to continue to expand our international selling efforts, although we cannot be certain that favorable pricing trends will continue nor can we be certain of how foreign currency exchange rates will impact our financial results in the future.

•	Our ability to demonstrate the clinical benefits of the Hi Art system compared to competing systems is a factor in our ability to influence the market demand for the Hi Art system. To compete effectively, we may need to offer additional features that could require substantial internal resources to develop.

•	Our focus on sales to for-profit, multi-center customers in the United States may require us to lower selling prices, as these customers tend to be more price conscious. In addition, we have a limited history of working with these for-profit, multi-center customers. Orders from these customers may remain in backlog longer than those from customers who place single unit orders, as units sold to multi-center customers tend to install sequentially over a longer period of time.

•	The Hi Art system is a major capital equipment item that represents a significant purchase for most of our customers. If the global economy continues its downward trend, our customers may choose to delay some of their capital spending, and, as a result, our incoming orders and subsequent revenue recognition may be materially adversely affected.

Also included in our revenue are sales of optional equipment and software enhancements purchased by our end customers. Because we plan to further develop the Hi Art system by adding upgraded features, we expect to experience continued revenue growth from optional equipment and software enhancements.

Service revenue.  Our service revenue is generated primarily from post-warranty service contracts and the sale of service spare parts. Our service contracts may be purchased with one-year or multiple-year terms, giving our customers the option to contract for the level of support they desire. Currently, our most popular service plan is our Total TLC Service Package, or Total TLC. Under Total TLC, we provide customers with full spare parts coverage, including installation service by our field service engineers, and full planned maintenance. We recognize service contract revenue ratably over the term of the contract. We recognize revenue from spare parts, primarily sold to our distributors, upon shipment.

As the number of installed systems continues to grow, we expect to experience growth in our revenue from post-warranty service contracts. Also, we intend to offer various levels of service, which we believe will ultimately enhance our revenue and profitability.

Our ability to execute these strategies to increase incoming orders, to increase backlog with high quality orders, to increase sales of optional equipment and software enhancements and to grow our service revenue will have a direct impact on our ability to increase overall revenue in the future. If we are unable to execute these strategies, we may generate revenue at levels that are similar to or lower than those we have generated in the past.

Cost of revenue

Cost of revenue includes all our manufacturing and service costs. It consists of material, labor and overhead costs incurred in the manufacture of the Hi Art system. It also includes the cost of shipping the system to the customer site, installation costs, warranty provision and royalty payments to Wisconsin Alumni Research Foundation (WARF), a related party. Finally, cost of revenue includes the customer support and service infrastructures required to service and repair the equipment during the warranty and service contract periods.

In future periods, we expect to improve our gross margins through the following initiatives:

Component supply and cost.  Our cost of revenue has been impacted by high component costs and higher replacement rates than we originally anticipated, resulting in increased warranty expense and negative profit margins on various service contracts. We are developing alternate components and implementing enhancements to increase the performance of components used in the Hi Art system. We are also seeking to identify lower-priced components of comparable or improved performance and quality, as well as making engineering improvements to the Hi Art system in order to reduce costs. We believe that achieving these goals should result in reduced manufacturing and service support costs in the long term.

Service and support expenses.  We continue to have a number of individual service contracts that produce negative gross profit margins, and we have recorded a reserve for the related estimated future losses. However, our average direct service costs per site are beginning to decrease. We expect to continue to improve service contract margins by leveraging our fixed service infrastructure costs over a larger installed base, increasing the price for some of our older annual service contracts, training our personnel to improve their diagnostic capabilities and introducing component design changes, all of which should improve system performance and reduce overall service costs.

Warranty.  Our standard sales contract includes a warranty covering replacement components and service for a one-year period. We record a reserve to cost of revenue at the time of revenue recognition for the expected cost of warranty claims based on our historical experience. We believe that our warranty provision can be reduced in the future if our initiatives to reduce service and support costs succeed.

Our ability to execute on these strategies to reduce customer support and service expenses, as well as component costs and failure rates, will have a direct impact on our ability to improve profitability in the future. If we are unable to execute these strategies, we may experience margins that are similar to or lower than our past performance.

Research and development expenses

Research and development expenses consist primarily of salary and benefits for research and development personnel who design and develop future products and product enhancements. Research and development also includes expenses associated with product design and development, customer research collaborations and fees to third parties who furnish services related to these activities.

We expect research and development expenses to decrease during 2009, both in dollars and as a percentage of total revenue, because we have decreased the total number of employees performing research and development activities. We plan to be more selective with our ongoing project spending by focusing on the highest priority projects.

Selling, general and administrative expenses

Selling, general and administrative expenses consist of salary and benefits for executive management, sales, marketing and other corporate functions. Also included in these expenses are travel, sales commissions, trade shows and marketing materials and expenses related to accounting, legal, tax and other consulting fees.

We expect selling, general and administrative expenses to remain relatively level during 2009, both in dollars and as a percentage of total revenue. We also expect these expenses to decrease as a percentage of total revenue as our overall business grows in future years.

Nonoperating expenses

Because we conduct business in numerous foreign jurisdictions, we are exposed to changes in foreign currency exchange rates. Foreign currency exchange rate fluctuations could materially adversely affect our business, financial condition and results of operations. Our primary exposures are related to foreign currency denominated sales and expenses in Europe. We do not currently have a hedging program in place to offset these risks.

Interest income

Since the completion of our initial public offering, we have invested our cash balances in a short-term investment portfolio. Until recently, this has led to growing interest income. We expect interest income to decline in 2009 due both to lower levels of investable cash and to a reduction in interest rates.

Income tax expense (benefit)

Multiple taxing jurisdictions and projected financial earnings or losses.  We are subject to taxes on earnings in the United States and in numerous foreign jurisdictions. Significant judgments and estimates are required when evaluating our tax positions and determining our provision for taxes on earnings. As a result, our worldwide effective tax rate may fluctuate based on a number of factors including variations in projected taxable income in the numerous geographic locations in which we operate, changes in the valuation of our deferred tax assets, tax positions taken on tax returns filed in the geographic locations in which we operate, introduction of new accounting standards and changes in tax liabilities to address potential tax exposures related to business and income tax positions we have taken that could be challenged by taxing authorities

Deferred tax asset valuation allowance.  During the fourth quarter of 2008, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), we recorded a 100% valuation allowance against our net deferred tax assets. SFAS No. 109 requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The valuation allowance was established primarily due to our three-year cumulative net taxable loss as of December 31, 2008, our projected taxable loss in 2009, our decreased backlog and the challenging near-term economic conditions. As of September 30, 2008, we believed that there was a more likely than not possibility that our deferred assets would be recovered. As a result of the valuation allowance, there will be no net federal tax benefit recorded against the losses that we expect to incur during 2009.

Noncontrolling interests

Our consolidated financial statements include the accounts of Compact Particle Acceleration Corporation (CPAC), our controlled, minority-owned affiliate. Because we hold a call option on the medical technology from CPAC and maintain overall control of its board of directors, for accounting purposes we are deemed to have a controlling interest in the entity. Since our ownership interest is less than 50%, the outside stockholders’ interests are shown in our consolidated financial statements as “Noncontrolling interests.” If we obtain the third-party funding we are seeking for CPAC, we expect our ownership percentage to decline.

Results of Operations

The following table sets forth our statements of operations as a percentage of revenue for the periods indicated:

	Years Ended December 31,
	2008	2007	2006

Revenue	100.0%	100.0%	100.0%
Cost of revenue	75.8	62.8	65.8

Gross profit	24.2	37.2	34.2

Operating expenses:
Research and development	20.8	14.7	13.7
Selling, general and administrative	22.7	18.2	14.8

Total operating expenses	43.5	32.9	28.5

Income (loss) from operations	(19.3)	4.3	5.7
Other income (expense)	2.8	2.8	(0.7)

Income (loss) before income tax, noncontrolling interests and cumulative effect of change in accounting principle	(16.5)	7.1	5.0
Income tax expense (benefit)	5.1	2.5	(4.6)

Income (loss) before noncontrolling interests and cumulative effect of change in accounting principle	(21.6)	4.6	9.6
Noncontrolling interests	3.5	0.0	0.0

Income (loss) before cumulative effect of change in accounting principle	(18.1)	4.6	9.6
Cumulative effect of change in accounting principle	0.0	0.0	(1.4)

Net income (loss)	(18.1)%	4.6%	8.2%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue

Revenue by major type for the years ended December 31, 2008 and 2007 was as follows (in thousands):

	Years Ended December 31,
	2008		2007

Product revenue	$174,929	86%	$213,900	92%
Service and other revenue	29,660	14	18,910	8

	$204,589	100%	$232,810	100%

Revenue by geographic region for the years ended December 31, 2008 and 2007 was as follows (in thousands):

	Years Ended December 31,
	2008		2007

North America	$135,977	67%	$129,493	56%
Europe	49,588	24	61,337	26
Asia-Pacific	19,024	9	41,980	18

	$204,589	100%	$232,810	100%

Product revenue decreased $39.0 million or 18% between years. This decrease was attributable to 18% fewer Hi Art systems installed and accepted during the year ended December 31, 2008 versus the year ended December 31, 2007. Also, during the year ended December 31, 2007, 44% of our revenue was from international customers, and these sales generally carried higher average selling prices due to favorable exchange rates. During the year ended

December 31, 2008, only 33% of our revenue was generated outside North America. Overall, average selling prices during 2008 decreased 3% from those of 2007.

Service and other revenue increased $10.8 million or 57% between years. This increase was primarily attributable to an $11.3 million increase in service contract revenue, as more systems moved from warranty to service contract coverage. There were 51% more units covered by service contracts at December 31, 2008 as compared to December 31, 2007. The increase was also attributable to a $1.1 million increase in turnkey revenue related to construction services managed for customers and was partially offset by a $1.9 million decrease in spare parts and other service revenue.

No single customer accounted for more than 10% of our revenue for the years ended December 31, 2008 or 2007.

Cost of revenue

Cost of revenue increased to $155.0 million for the year ended December 31, 2008 from $146.1 million for the year ended December 31, 2007, an increase of $8.9 million or 6%. Overall, our gross margin was 24.2% for the year ended December 31, 2008 compared to 37.2% for the year ended December 31, 2007. The reduction in gross margin was primarily due to lower product revenue and higher service-related expenses.

Manufacturing costs per installed and accepted system increased by 6% during 2008 compared to 2007. This increase was due mainly to fewer Hi Art systems installed and accepted during the year, and to increased costs related to raw materials, warranties and optional equipment.

Total service and support costs increased by 29% for 2008 compared to 2007. In general, the majority of this increase was attributable to the growth in the number of systems under service contracts and to the growth in our service infrastructure. Our service employee costs increased by approximately $12.3 million, as we expanded the total number of employees engaged in our service operations, which include logistics, field service, call center operations, installation and site planning. This was especially true in our field service organization, as employee costs increased $8.7 million due to a 33% growth in our installed base of systems compared to 2007. We also incurred additional travel and logistics costs of $1.8 million in 2008 compared to 2007. As the installed base of systems grows, the number of service repair interventions also increases. In addition, with the geographic spread of the installed base, we opened additional service parts depots to be closer to our customers. Also contributing to the overall increase was a $2.7 million increase in costs associated with upgrading the installed base for component and software changes. In addition, we incurred increased warranty expenses of $1.9 million due to rising trends in our costs per warranty unit and to the extension of a few customer warranties. Finally, we incurred inventory write-down expenses of $1.5 million due mainly to an increase in service parts returned from the field and sent to vendors that have not yet been evaluated or repaired.

During 2008, we made significant progress related to the financial performance of our service contracts. We charge each service contract with the direct costs associated with performing service at the particular site, including direct labor, overhead, parts and freight. Mainly because of investments we made in training our personnel to improve their diagnostic capabilities and in redesigning certain system components, our average annual cost per service contract declined 13% from 2007. We expect this trend to continue and to improve during 2009, as we expect to better leverage our service operation costs over an increasing base of installed systems.

Research and development expenses

Research and development expenses by category for the years ended December 31, 2008 and 2007 were as follows (in thousands):

	Years Ended December 31,
	2008	2007	$ Change	% Change

Hi Art R&D	$33,616	$30,304	$3,312	11%
Proton Project / CPAC R&D	8,941	4,000	4,941	124

	$42,557	$34,304	$8,253	24%

Total research and development expenses increased $8.3 million or 24% between years. The increase was primarily attributable to a $4.9 million increase in expenses related to our proton therapy research project. In 2007 and in the first quarter of 2008, we funded this project directly through Lawrence Livermore National Laboratory. In April 2008, CPAC was established and subsequently incurred research and development expenses of $7.2 million during the remainder of 2008. All other research and development activities increased by $3.3 million between years, primarily due to $3.8 million in additional employee costs, as in the second half of 2007 and early 2008, we expanded the total number of employees engaged in research and development activities prior to our December 2008 reduction in staff.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $46.3 million for the year ended December 31, 2008 from $42.3 million for the year ended December 31, 2007, an increase of $4.0 million or 10%. The increase was primarily due to a $0.9 million provision for doubtful accounts receivable and an increase of $1.3 million in employee costs, as we expanded the total number of employees engaged in selling, general and administrative activities. We also incurred a $1.8 million increase in travel expenses, trade shows and meetings and selling costs due to the growth of our business and the increased geographical spread of our operations. In addition, we incurred a $1.6 million increase in costs for outside services, including consulting, legal, tax and audit fees related to our international operations. These increases were partially offset by a $0.6 million decrease in SEC filing fees due to the initial public offering during the prior year and by a $0.5 million decrease in commissions payable due to the lower volume of systems ordered or accepted during the period.

Share-based compensation

Share-based compensation expense under Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS No. 123(R)) increased to $4.7 million for the year ended December 31, 2008 from $3.3 million for the year ended December 31, 2007, an increase of $1.4 million or 43%. The increase was primarily due to a large grant of stock options and restricted stock during the third quarter of 2008 related to key employee retention.

Other income (expense)

We had other income of $5.7 million for the year ended December 31, 2008 and $6.4 million for the year ended December 31, 2007, a decrease of $0.7 million or 10%. The decrease was primarily due to a $1.3 million decrease in interest income, as our cash investment balances and interest rates were significantly lower in 2008 than in 2007.

Income tax expense

We recorded income tax expense of $10.3 million for the year ended December 31, 2008. Although we had a net loss during 2008, we established a full valuation allowance against our deferred tax assets of $20.8 million, which resulted in an expense rather than a benefit for the year. We recorded income tax expense of $5.8 million for the year ended December 31, 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue

Revenue by major type for the years ended December 31, 2007 and 2006 was as follows (in thousands):

	Years Ended December 31,
	2007		2006

Product revenue	$213,900	92%	$147,974	95%
Service and other revenue	18,910	8	8,128	5

	$232,810	100%	$156,102	100%

Revenue by geographic region for the years ended December 31, 2007 and 2006 was as follows (in thousands):

	Years Ended December 31,
	2007		2006

North America	$129,493	56%	$88,937	57%
Europe	61,337	26	33,586	22
Asia-Pacific	41,980	18	33,579	21

	$232,810	100%	$156,102	100%

Product revenue increased $65.9 million or 45% between years. This increase resulted primarily from an increase in the number of Hi Art systems sold. We received acceptances on 36% more systems during the year ended December 31, 2007, than were received during the year ended December 31, 2006. In addition, the average selling price per system increased by approximately 6% due to favorable exchange rates and from a higher number of international system acceptances.

Service and other revenue increased $10.8 million or 133% between years, as more systems were covered under service contracts. Also contributing to the increase was $4.9 million of revenue recognized on service parts sold to distributors during the year ended December 31, 2007. During the year ended December 31, 2006, no service parts were sold to distributors.

No single customer accounted for more than 10% of our revenue for the years ended December 31, 2007 or 2006.

Cost of revenue

Cost of revenue increased to $146.1 million for the year ended December 31, 2007 from $102.7 million for the year ended December 31, 2006, an increase of $43.4 million or 42%. This increase was attributable to the larger number of systems accepted, growth in the number of systems under service contract, growth in our service infrastructure and additional loss reserve on our existing service contracts. To support this growth, our employee costs increased by approximately $12.0 million due to an increase in the total number of employees engaged in our service operations, which include logistics, field service, call center operations, installation and site planning. We also incurred additional travel and logistics costs of $4.8 million due to a higher number of installed systems and additional service parts depots.

Gross margins were 37.2% and 34.2% for the years ended December 31, 2007 and 2006, respectively. The increase in gross margins was due to increased system acceptances coupled with higher average selling prices on accepted systems which resulted in improved absorption of fixed manufacturing and service costs. Gross margins were also positively affected by service parts and other revenue sold into our installed base.

Research and development expenses

Research and development expenses by category for the years ended December 31, 2007 and 2006 were as follows (in thousands):

	Years Ended December 31,
	2007	2006	$ Change	% Change

Hi Art R&D	$30,304	$21,397	$8,907	42%
Proton Project / CPAC R&D	4,000	—	4,000	100

	$34,304	$21,397	$12,907	60%

Total research and development expenses increased $12.9 million or 60% between years. The increase was primarily attributable to $5.5 million in additional employee costs due to an increase in the number of employees engaged in research and development. We also incurred an additional $6.6 million in external consulting expenses and licensing agreements for research and development on projects for both new products and additional product enhancements, including $4.0 million for our proton therapy research project with Lawrence Livermore National Laboratory.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $42.3 million for the year ended December 31, 2007 from $23.1 million for the year ended December 31, 2006, an increase of $19.2 million or 83%. The increase was primarily due to an increase of $9.3 million in employee costs as the total number of employees engaged in selling, general and administrative activities increased due to the expansion of our business. In addition, we incurred a $2.7 million increase in sales commissions as a result of increased sales volume and higher commission rates. Further, we incurred $2.8 million in costs for outside services, including consulting, legal, secondary offering, tax and audit fees due to the increased complexity of our business. In conjunction with our initial public offering, director fees and director and officer insurance expenses increased by approximately $0.6 million. We also incurred a $1.9 million increase in travel expenses, trade shows and meetings in 2007 due to the growth of our business and geographical spread of our operations.

Share-based compensation

Share-based compensation expense under SFAS No. 123(R) increased to $3.3 million for the year ended December 31, 2007 from $0.2 million for the year ended December 31, 2006, an increase of $3.1 million. The increase was due to our issuance of stock options and restricted stock during the period.

Other income (expense)

We had other income of $6.4 million for the year ended December 31, 2007 and other expense of $1.2 million for the year ended December 31, 2006, an increase of $7.6 million. The primary reason for this change was additional interest income of $4.8 million due to our substantially larger cash balances. We also benefited from $0.7 million in foreign currency transaction gains (net of foreign currency transaction losses) for the year ended December 31, 2007 compared to $1.5 million of foreign currency transaction losses (net of foreign currency transaction gains) for the year ended December 31, 2006. For the year ended December 31, 2007, we incurred $0.1 million of expense related to the increase in value of our preferred stock warrants compared to $0.9 million for the year ended December 31, 2006. Upon the closing of our initial public offering, the warrants were no longer subject to revaluation as the preferred stock warrants were converted to common stock warrants.

Income tax expense (benefit)

Income tax expense changed to a provision of $5.8 million for the year ended December 31, 2007 from a $7.2 million benefit for the year ended December 31, 2006, a change of $13.0 million. The primary change was a reduction of the deferred tax valuation allowance in 2006. The effective tax rates for the year ended December 31, 2007 was 35%.

Liquidity and Capital Resources

To date, we have funded our working capital and capital expenditure requirements using cash generated from sales of equity securities, operations and, to a lesser extent, borrowings. From our inception through December 31, 2008, we obtained financing of $233.9 million primarily through public and private placements of equity securities and the exercise of stock options.

Financial Condition

Our cash and equivalents were $66.0 million at December 31, 2008, compared to $191.8 million at December 31, 2007, a decrease of $125.8 million or 66%. The decrease is primarily attributed to our net loss and to our decision during 2008 to move a portion of our excess cash to outside investment managers, who have invested the funds in short-term marketable debt securities. Information regarding these short-term investments, which totaled $88.8 million at December 31, 2008, is set forth in the following table (in thousands):

	December 31, 2008
		Unrealized	Unrealized
	Cost basis	gains	losses	Fair Value

U.S. Government and Agency securities	$69,317	$1,963	$—	$71,280
Corporate bonds	17,692	62	(209)	17,545

	$87,009	$2,025	$(209)	$88,825

We also renewed our $50 million line of credit during 2008, of which there were no borrowings as of December 31, 2008 and 2007. Our working capital, which is calculated by subtracting our current liabilities from our current assets, was $184.6 million at December 31, 2008, compared to $211.4 million at December 31, 2007, a decrease of $26.8 million or 13%. Our shareholders’ equity was $209.2 million at December 31, 2008, compared with $238.7 million at December 31, 2007, a decrease of $29.5 million or 12%. The decreases in our working capital and our shareholders’ equity are primarily related to our large operating loss during 2008.

Cash Flows

Cash flows from operating activities

Net cash used in operating activities was $36.2 million for the year ended December 31, 2008. This included a net loss of $36.9 million, which was adjusted for the following noncash items: $8.7 million of depreciation and amortization, $9.5 million of deferred income tax benefits, $7.1 million of noncontrolling interests and $4.7 million of share-based compensation. Receivables decreased by $1.3 million due to higher collections and to an increase in the bad debt reserve. Additionally, our average number of days our receivables were outstanding improved to 45 days as of December 31, 2008 from 50 days as of December 31, 2007 due primarily to improved collections. Inventory increased by $10.3 million due to a larger number of finished systems awaiting shipment and to an increase in the number of global inventory depots for the stocking of spare parts. Accounts payable decreased by $9.8 million, as our inventory purchasing decreased as a result of our decision to slow manufacturing activity during the fourth quarter. Accrued expenses decreased by $5.1 million due primarily to the decrease of bonus, commission and warranty accruals. Deferred revenue increased by $12.5 million due largely to an increase in deferred service contract revenue, as more customers entered into service contracts due to growth in the installed base. In addition, two systems were awaiting customer acceptance as of December 31, 2008 compared to none as of December 31, 2007. Customer deposits decreased by $4.8 million due to a lower number of new orders received during the fourth quarter.

Net cash used in operating activities was $9.1 million for the year ended December 31, 2007. This included net income of $10.7 million, $6.5 million of depreciation and amortization, $3.8 million of excess tax benefits from share-based compensation, $3.5 million of deferred income tax expenses and $3.3 million of share-based compensation. Accounts receivable increased by $25.1 million due to a larger number of system shipments and acceptances and the timing of these billing events. Inventory increased by $13.1 million due to inventory purchased to meet increased sales demand as well as an increase in our world-wide service inventory depots. Also contributing to the increase in inventory were additional systems in process. Deferred revenue decreased by $4.7 million as there were fewer delivered systems awaiting acceptance at December 31, 2007 compared to December 31, 2006. Customer deposits decreased by $3.3 million as advanced payments were generally smaller in 2007 as compared to 2006, which was partially offset by more orders in backlog. Accrued expenses increased by $10.2 million due to higher employee related accruals. Accounts payable increased by $3.7 million due to the timing of payments, increased purchases of inventory and the overall growth of our business. Accrued warranty increased by $2.7 million due to a higher number of units under warranty at the end of 2007 compared to the end of 2006.

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

Cash flows from investing activities

Net cash used in investing activities was $99.6 million for the year ended December 31, 2008, as we invested $87.0 million in short-term marketable debt securities with a third-party investment manager. We also used net cash of $7.6 million to purchase capital equipment, which included tools and equipment to support our operations and new computer equipment. In addition, we used $2.8 million to purchase Hi Art systems for internal development, training and testing of manufacturing components and $2.2 million to purchase intangible assets.

Net cash used by investing activities was $11.8 million for the year ended December 31, 2007. We used net cash of $8.3 million to purchase capital equipment, which included: (1) tools and equipment to support our manufacturing operations, (2) improvements to our leased facilities, (3) new computer equipment and (4) new enterprise planning software. We also invested $3.0 million in test systems for internal development, training and testing of manufacturing components.

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

Cash flows from financing activities

Net cash provided by financing activities was $11.1 million for the year ended December 31, 2008. This included $9.3 million in proceeds from third-party investors related to the issuance of CPAC common stock, $1.4 million in proceeds from the exercises of stock options and warrants and $0.5 million in proceeds from the issuance of our common stock related to the Employee Stock Purchase Plan.

Net cash provided by financing activities was $193.0 million for the year ended December 31, 2007. This included $184.7 million in net proceeds from our initial public offering, $3.8 million in excess tax benefits from share-based compensation, $3.2 million in proceeds from the exercise of employee stock options and $0.9 million from the issuance of our common stock related to our Employee Stock Purchase Plan.

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

The effect of foreign currency exchange rate changes on our cash and equivalents resulted in decreases of $1.2 million during the year ended December 31, 2008, $0.5 million during the year ended December 31, 2007 and $0 during the year ended December 31, 2006.

Loans and Available Borrowings

On November 28, 2005, we entered into a $0.5 million note payable agreement with the Wisconsin Department of Commerce. The note payable bears interest at 2.0% and is payable in monthly installments of $8,647, and the remaining unpaid principal is due on March 1, 2013. The note payable is secured by all of our equipment, fixtures, inventory, general intangibles and contract rights. The outstanding principal balance at December 31, 2008 was $0.4 million.

On February 13, 2006, we entered into a $0.4 million note payable with Madison Development Corporation. The note payable bears interest at 4.0% and is payable in monthly installments of $4,050, and the remaining unpaid principal is due on March 1, 2011. The note payable is secured by all of our equipment, fixtures, inventory, general intangibles and contract rights. The outstanding principal balance at December 31, 2008 was $0.3 million.

On December 1, 2008, we renewed our existing $50 million revolving credit facility with M&I Marshall & Ilsley Bank. The revolving credit facility bears interest at the one-month British Bankers Association LIBOR plus an interest margin of 1.75%, adjusted based on monthly changes to such index, and payable monthly. The credit facility expires on November 30, 2009 and is secured by a general business security agreement. The facility requires us to maintain a minimum tangible net worth and a certain ratio of total liabilities to tangible net worth. We may be considered in default upon a material adverse change in our financial condition or if the bank believes the prospect of payment or performance of the facility is impaired. We were in compliance with these covenants, and there were no amounts outstanding, at December 31, 2008 and 2007.

Contractual Obligations and Commitments

The following table is a summary of our long-term contractual obligations as of December 31, 2008 (in thousands):

	Payment Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Operating lease obligations	$21,778	$3,487	$6,992	$6,058	$5,241
Notes payable (including interest)	770	152	488	130	—
Twin Peak acquisition payments	2,160	810	1,350	—	—
Minimum purchase agreement	6,972	2,789	4,183	—	—

	$31,680	$7,238	$13,013	$6,188	$5,241

The table of contractual obligations and commitments does not include royalty payments payable to WARF under our license agreement with WARF, dated February 22, 1999, as amended. Under the license agreement, the amount of royalty payments due to WARF is based on the number of units of the Hi Art system sold and therefore cannot be determined accurately in advance. Our royalty expenses under the license agreement are currently significantly in excess of minimum required payments and were $1.3 million in 2008, $1.7 million in 2007 and $1.3 million in 2006.

The table of contractual obligations and commitments also does not include our unrecognized tax benefits related to FIN No. 48, which were $3.6 million at December 31, 2008. We have never been a tax rate payer due to the existence of unutilized net operating losses; therefore, there is a high degree of uncertainty regarding the timing of any adjustment to these unrecognized benefits. Further, any negative impact from future tax audits would not result in a cash liability until our net operating losses are utilized.

Pending Litigation

On May 30, 2008 and June 10, 2008, two separate complaints, which were subsequently consolidated into a Consolidated Amended Complaint on October 23, 2008, were filed against us, certain of our officers and all of our independent directors during the period in question. The consolidated action alleges that the defendants violated the Securities Act with respect to statements made in connection with the initial and secondary public offerings of our common stock. The plaintiffs also allege that the defendants violated federal securities laws by misrepresenting our projected financial outlook during the period May 9, 2007 through April 17, 2008. The plaintiffs seek to represent persons who purchased our securities between those dates and who were damaged as a result of the decline in the price of our stock, allegedly attributable to the financial misrepresentations. The plaintiffs seek compensatory damages in an unspecified amount.

We believe that we have substantial legal and factual defenses to the claims and allegations contained in the complaints, and we intend to pursue these defenses vigorously. There can be no assurance, however, that we will prevail. Although we carry insurance for these types of claims, a judgment significantly in excess of our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flows. As of the date of this Annual Report on Form 10-K, we estimate that our potential loss will not exceed our insurance deductible of $0.5 million. We have recorded such amount as a liability.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	Revenue generated by sales of the Hi Art system and service plans;

•	Costs associated with our sales and marketing initiatives and manufacturing activities;

•	The performance of the systems operating in the field and cost of maintaining those systems;

•	The level of investment needed in our service and support infrastructure;

•	Costs of our research and development activities; and

•	Effects of competing technological and market developments.

The current state of the global economy is volatile and could have potentially negative effects on our near-term liquidity and capital resources, including slower collections of receivables, delays of existing order deliveries and postponements of incoming orders. However, we believe that our current cash and equivalents, along with the cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. At December 31, 2008, we were in a strong capital position with $155 million of cash and short-term investments. For that reason, we do not expect to draw on our $50 million line of credit nor do we expect to use significant amounts of our cash reserves for operating activities during the next 12 months. Moreover, we are seeking to conserve our cash resources and are carefully monitoring our ongoing expenditures.

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

Off-Balance Sheet Arrangements

As of December 31, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies are most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.

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

Payments received for products or services prior to shipment or prior to completion of the related services are recorded as customer deposits. Once a Hi Art system has been shipped, the related deposits are transferred to deferred revenue until the criteria for revenue recognition are satisfied.

We recognize revenue in connection with distributor sales of the Hi Art system based on the distributor’s certification status. Once a distributor is certified by us to provide installation, testing, training and post-installation warranty services to end customers, we recognize revenue upon shipment to that certified distributor as we no longer have any obligations to the distributor or the end customer. Prior to a distributor achieving certification, we recognize revenue upon receipt of the signed acceptance procedure document from the end customer. Distributors do not have any contractual right of return, and we have not accepted any system returns from any distributor.

We frequently enter into sales arrangements with customers that contain multiple elements or deliverables such as hardware, software enhancements, options and post-warranty maintenance services. Judgments as to the allocation of the proceeds received from an arrangement to the multiple elements, the determination of whether the undelivered elements are essential to the functionality of the delivered elements and the appropriate timing of revenue recognition are critical to ensure compliance with U.S. GAAP. The ability to establish the fair value of those elements could affect the timing of revenue recognition. For arrangements with multiple elements, we recognize revenue for each element based on the fair value of the element provided when all other criteria for revenue recognition for such element have been met. The fair value for each element provided in multiple element arrangements is determined by referencing historical pricing policies when the element is sold separately.

Revenue from the post-warranty maintenance on the Hi Art system is recognized ratably over the term of the service contract, which generally ranges from twelve to thirty-six months.

We sell optional software packages. The selling price, cost and functionality of this software is incidental to the operation of the Hi Art system itself. We recognize revenue for these optional software packages in accordance with SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Agreements. We recognize license revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivable is reasonably assured and delivery of the product has occurred, provided that all other criteria for revenue recognition under SOP No. 97-2 have been met. Revenue earned on software arrangements involving multiple elements is allocated to each element based on vendor specific objective evidence (VSOE) of fair value, which is based on the price charged when the same element is sold separately. In instances when evidence of VSOE of all undelivered elements exists, evidence does not exist for one or more delivered elements and the fair value of all of the undelivered elements is less than the arrangement fee, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Therefore, to the extent that a discount exists, we attribute the discount entirely to the delivered elements.

We record all revenue net of any governmental taxes.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts reflects our best estimate of probable losses inherent in our accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other available evidence.

Inventories

Inventories are valued at the lower of cost or market, determined by the first-in, first-out method. We regularly review our inventory quantities on hand and record a provision for excess or obsolete inventory primarily based on our estimated forecast of product demand and existing product configurations. Our inventories may become obsolete due to the rapid technological change in our industry. As changes to the Hi Art system are released, a determination must be made to identify any parts that are no longer useful. If a part is determined to be obsolete, a reserve is recorded for the value of the inventory of such on hand. We also forecast usage and compare this with the quantity of parts on hand. If it is determined we have excess inventory, we establish a reserve for the excess.

Warranty Obligations

We warrant the Hi Art system for a period of twelve months following customer acceptance. We record a current liability for the expected cost of warranty obligations in cost of revenue at the time when each sale is recognized. The accrued warranty costs represent our best estimate of the total costs that we expect to incur to repair or replace parts that fail while the system is under warranty. We monitor warranty costs both to update the historical trend data and to determine if the accrued balance is sufficient to meet our outstanding warranty obligations. The amount of our estimated warranty liability as of December 31, 2008 was approximately 6% of the sales value of the Hi Art system and may be adjusted as our warranty costs incurred increase or decrease in the future.

Income Taxes

We utilize the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). Accordingly, we are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Due to the evolving nature and complexity of tax laws combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates.

During 2008, in accordance with the provisions of SFAS No. 109, we recorded a 100% valuation allowance reserve against our net deferred tax assets. SFAS No. 109 requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The valuation allowance was established based on our three-year cumulative net loss as of December 31, 2008 and our near-term financial forecasts. As a result, we believe that there is a more likely than not possibility that we will not be able to realize the net deferred tax assets during the foreseeable future. Therefore, there will be no net federal benefit recorded against the losses that we currently expect to generate in 2009.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007. As required by FIN 48, which clarifies SFAS No. 109, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. The unrecognized tax benefits relate primarily to federal and state research tax credits.

Investments

We account for investments in accordance with SFAS No. 157, Fair Value Measurements (SFAS No. 157). In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 157 — 2, Effective Date of FASB Statement No. 157 (FSP No. 157-2), which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of SFAS No. 157 did not have a material impact on our results of operations and financial condition. As of December 31, 2008, our financial assets, which consisted of short-term investments, were measured at fair value in accordance with SFAS No. 157 employing Level 1 inputs.

Investment in CPAC

Our consolidated financial statements include the accounts of CPAC, our controlled, minority-owned affiliate. We have consolidated CPAC in accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements, (ARB No. 51), as CPAC is deemed to be a development stage enterprise, we hold a call option on certain medical technology of CPAC and we maintain overall control of CPAC’s board of directors. Our ownership in CPAC is less than 50%; therefore, the outside stockholders’ interests are shown in the consolidated financial statements as “Noncontrolling interests.” Significant intercompany balances and transactions have been eliminated in consolidation.

Share-Based Compensation

We account for share-based payments in accordance with SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, restricted stock and employee stock purchase plans, to be measured at fair value and expensed in the consolidated statement of operations over the service period of the grant, which is generally the vesting period.

As permitted by SFAS 123, prior to January 1, 2006, we accounted for share-based payments to employees using the intrinsic value method and for disclosure purposes the minimum value method. We adopted SFAS 123(R) using the prospective transition method. Under the prospective method, only new awards (or awards modified, repurchased, or cancelled after the effective date) are accounted for under the provisions of SFAS 123(R).

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

The expected term represents the weighted-average period that our stock options are expected to be outstanding. The expected term is based on a simplified or “plain vanilla” approach as we do not feel our historical experience is reasonable or supportable. In order to qualify for the simplified approach, Staff Accounting Bulletin No. 107 (SAB No. 107) provides five criteria the stock option must meet. Our stock options meet those criteria, and therefore, we used this approach for all stock options granted in 2007 and in 2008. As we have only been operating as a public company since May 8, 2007, we do not feel that our common stock has established enough meaningful actual price volatility data. Therefore, we estimate the volatility of our common stock based on the volatility of the common stock of similar entities over the expected term of our stock options. As such, because of the current unstable state of the global economy, we expect our estimated stock volatility calculation to be affected by the changing stock prices of these similar entities during the near-term future. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use a forfeiture rate that is based on our past history of pre-vesting forfeitures.

We had a choice of two attribution methods for allocating compensation costs under SFAS No. 123(R): (1) the “straight-line method,” which allocates expense on a straight-line basis over the requisite service period of the last separately vesting portion of an award, or (2) the “graded vesting attribution method,” which allocates expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. We chose the straight-line method and amortized the fair value of each option on a straight-line basis over the service period.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, which represent our best estimates and involve inherent uncertainties and the application of management’s judgment. Estimates of stock-based compensation expenses are significant to our financial statements, but these expenses are based on the Black-Scholes option pricing model and will not result in the payment of cash by us.

The application of SFAS No. 123(R) and SAB No. 107 may be subject to further interpretation and refinement over time. There are significant differences among option valuation models, and this may result in a lack of comparability with other companies that use different models, methods and assumptions. If factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, or if we decide to use a different valuation model, the compensation expense that we record in the future under SFAS No. 123(R) may differ significantly from what we have recorded in the current period and could materially affect our operating earnings (loss) per share.

With respect to each option grant date, we determined the deemed fair value of our common stock. Prior to our initial public offering there was not a public market for our common stock. Therefore, the determination of fair value was necessarily subjective. In making this determination, we considered a number of factors, including:

•	The issuance price of our series of preferred shares to third parties;

•	Recent third-party transactions in our common stock;

•	Valuations performed by an independent valuation firm;

•	The liquidation preference and other rights of the preferred shares;

•	Our revenue backlog and financial performance;

•	Trends in the market for public companies involved in similar lines of business; and

•	The fact that the option grants involved illiquid securities of a private company.

We have reviewed the methodologies used in making these determinations in light of the American Institute of Certified Public Accountants (AICPA) Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, which we refer to as the practice aid. We took into consideration the market and income approaches to valuation as set forth in the practice aid. We believe that the valuation methodologies that we have used are consistent with the practice aid.

In connection with the preparation of our financial statements for the period through our initial public offering date of May 8, 2007 and for the year ended December 31, 2006, we assessed the valuations of our common and preferred shares as of the applicable grant dates primarily by considering recent third-party transactions in our common stock and the issuance price of our preferred stock in sales to third parties. Because all of such transactions were negotiated by the parties on an arms’-length basis, we determined that the prices paid in those transactions reflected a reliable determination of the fair value of our securities. When no such recent stock activity occurred, we engaged an independent valuation firm, Virchow Krause Valuation, LLC (Virchow Krause), to perform independent valuations of our common stock.

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

In each of Virchow Krause’s reports, each of these scenarios was analyzed using a different valuation methodology. Specifically, (i) valuation in connection with the public offering scenario was calculated by reference to the public market prices of companies in our industry or industries deemed by Virchow Krause to be similar, reviewing various valuation multiples implied by the trading prices of such companies, and applying those multiples to our financial performance; (ii) valuation in connection with the sale or merger scenario was calculated by reference to recent transactions involving businesses in our industry or industries determined by Virchow Krause to be similar, reviewing various valuation multiples implied by the prices in those transactions, and applying those multiples to our financial performance; and (iii) valuation in connection with the private company scenario was calculated using the discounted cash flow valuation method, applying a forecast of future cash flows (determined by our management and Virchow Krause to be reasonable), an appropriate discount rate (calculated to be our weighted average cost of capital) and a residual value (determined by capitalizing our stabilized cash flow). In connection with its valuation as of December 31, 2006, Virchow Krause also considered the indicative valuations provided by investment banks in connection with the public offering scenario and the sale or merger scenario. Based on our assessment of our business and prospects as of December 31, 2006, Virchow Krause assigned a 50% probability to the public offering scenario, a 40% probability to the sale or merger scenario and a 10% probability to the private company scenario. Following these analyses, Virchow Krause allocated the values so determined to our preferred stock and our common stock based on the economic impact of the conversion rights and liquidation preferences of the preferred stock, assigning probabilities to each of these events that varied depending upon our stage of development and our financial condition. In making its valuations, Virchow Krause applied discounts based on a number of factors that it determined impacted the value of our common stock. First, it applied a discount with respect to the sale or merger scenario and the private company scenario to reflect the fact that the common stock being valued did not represent a controlling interest in our company. Second, it applied a discount to reflect the lack of marketability of our common stock. As of March 31, 2006, the discount applied for each of the lack of control and the lack of marketability was 10%. As of December 31, 2006, no discount was applied for either factor due to the increased likelihood of an initial public offering or a sale or merger. Third, Virchow Krause applied a discount to reflect the lesser rights of the common stock compared to the preferred stock. As of March 31, 2006, the discount applied was 22%, and as of December 31, 2006, the discount applied was 3%, reflecting the increased probability of an exit event that would result in conversion of the preferred stock. Finally, for the December 31, 2006 valuation it applied a discount of 7.5% with respect to the public company scenario to reflect the fact that an initial public offering was not expected to occur until June 1, 2007.

In addition, for each valuation report Virchow Krause reviewed our historical financial performance, conducted a visit of our facilities and interviewed our management concerning our business and its prospects. Virchow Krause also researched our industry, customers, competitors, suppliers and prospects, and analyzed the economic outlook of the industry and the communities in which we operate.

Determining the fair value of our common stock involves complex and subjective judgments involving estimates of revenue, earnings, assumed market growth rates and estimated costs, as well as appropriate discount rates. At the time of each valuation, the significant estimates used in the discounted cash flow approach included estimates of our revenue and revenue growth rates for several years into the future. Although each time we prepared such forecasts for use by Virchow Krause in the preparation of a valuation report, we did so based on assumptions that we believed to be reasonable and appropriate, there can be no assurance that any such estimates for earlier periods have come to pass or that any such estimates for future periods will prove to be accurate.

Significant Factors in Determining the Fair Value as of Each Grant Date

The following table sets forth option grants made during 2006 (number of options granted is in thousands):

	Number of		Fair Value	Intrinsic
	Options	Exercise	Estimated	Value
Date of Grant	Granted	Price	per Share	per Share

January 2006	34	$4.99	$4.99	$—
May 2006	47	5.35	5.35	—
July 2006	109	5.35	5.35	—
October 2006	190	6.75	6.75	—
November 2006	3	6.75	6.75	—
December 2006	1,958	6.75	8.40	1.65

Intrinsic value per share is the difference, as of the grant date, between the fair value estimate and the exercise price.

The major pricing factors which supported the valuations used at each of the grant dates were as follows:

•	On December 29, 2005, we sold 2,356,435 shares of Series E convertible preferred stock at $5.94 per share, representing net proceeds of $13.9 million. We engaged Virchow Krause to perform an independent valuation of our common stock based on this preferred stock transaction. Virchow Krause determined that our common stock was valued at $4.99 per share as of December 29, 2005. This valuation was then used for the option grants made in January 2006.

•	In the second quarter of 2006, our Board of Directors determined that an updated independent valuation should be obtained. Therefore, we engaged Virchow Krause to perform a valuation of all classes of our capital stock. Virchow Krause issued a report dated May 16, 2006, which concluded that our common stock was valued at $5.35 per share as of March 31, 2006. This valuation was then used for the option grants made in May and July 2006. We believe that there were no material events and no material changes in our financial condition or prospects during this period that would have resulted in a change in the valuation of a share of our common stock.

•	On October 23, 2006, the Chairman of our Board of Directors, T. Rockwell Mackie, sold an aggregate of 190,400 shares of common stock to two independent investors, and our then President, Paul Reckwerdt, sold 190,400 common shares to a single independent investor. The purchase price of all these shares was $6.75 per share resulting in aggregate proceeds of $1.3 million to each seller. Given the significant size of the transactions and the fact that these shares were sold to independent third parties, we concluded that our common stock should be valued at $6.75 per share as of October 23, 2006. Both the buyers and sellers had knowledge of the possibility that we would undertake an initial public offering. Stock option grants were made based on this price in October and November 2006.

•	Management did not obtain an independent valuation report for the grants made on December 7, 2006 because management did not believe that there had been any material change in our financial condition or prospects between October 23, 2006 and December 7, 2006. However, after further consideration of an independent valuation study completed by Virchow Krause in March 2007 with respect to the fair value of our common stock as of December 31, 2006, management and our Board of Directors concluded that the stock options granted on December 7, 2006 were granted with an exercise price of $1.65 per share less than the fair value of our common stock on December 7, 2006 as established by the December 31, 2006 valuation.

In all cases, the possibility of an initial public offering was factored into the valuation considerations. In addition, the difference in value between the common stock and preferred stock narrowed as we moved closer to completing an initial public offering.

Convertible Preferred Stock Warrant Liability

Effective January 1, 2006, we accounted for warrants that are exercisable into redeemable preferred shares issued in connection with financing arrangements in accordance with FSP 150-5. Pursuant to FSP 150-5, an evaluation of specifically identified conditions was made to determine whether the fair value of warrants issued was required to be classified as a liability. The fair value of warrants classified as liabilities was adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss was recorded in current period earnings. We selected the Black-Scholes option pricing model to determine the fair value of warrants. The determination of the fair value using this model was affected by assumptions regarding a number of complex and subjective variables. These variables include our expected stock volatility over the expected term of the warrant, risk-free interest rates, and the estimated fair value of the underlying preferred stock. The expected term used was equal to the remaining contractual term of the warrants. As we were operating as a private company from inception until our initial public offering date of May 8, 2007, we were unable to use our actual stock price volatility data. Therefore, we estimated the volatility of the underlying stock based on historical stock prices of companies which we consider to be members of our peer group. Historical price volatilities of these companies were evaluated over a period of time equal to the expected term of the warrants. The risk-free interest rates were based on U.S. Treasury zero-coupon rates in effect at each reporting period with terms consistent with the expected term of the warrants. The fair value of the underlying preferred stock at January 1, 2006 was determined based upon the sale by us of 2,356,435 shares of Series E preferred stock at $5.94 per share on December 29, 2005 and an independent third-party valuation performed by Virchow Krause which allocated our enterprise value, determined based upon the sale of the Series E preferred stock, to each of our existing classes of stock including the Series A and D preferred stock. The fair value of the underlying Series A and D preferred stock at May 8, 2007 and December 31, 2006 was determined based upon an independent third-party valuation performed by Virchow Krause. The valuations, as of May 8, 2007 and December 31, 2006, were prepared utilizing the probability weighted expected return method as prescribed by the AICPA Practice Aid Valuation of Privately-Held-Company Equity Securities Issued as Compensation. These valuations took into consideration the following scenarios: (i) completion of an initial public offering; (ii) sale or merger; and (iii) remaining private. The valuation amounts determined under each scenario were then probability weighted based upon our management’s best estimates of the occurrence of each scenario. The resulting value was then allocated to our common stock and each series of our preferred stock based upon the economic impact of the conversion rights and liquidation preferences of the preferred stock.

Redeemable Convertible Preferred Stock

Prior to our initial public offering date of May 8, 2007, we had issued various classes of preferred stock. The holders of Series A, B, C and D preferred stock had the option to put their shares back to us at the greater of the original purchase price plus accrued dividends, or the current fair market value of the shares. The holders of Series E preferred stock had the option to put their shares back to us at the original purchase price plus accrued dividends. As a result, the carrying value of the preferred stock had been increased by an accretion each period so that the carrying amounts would equal the greater of fair value or the defined redemption value for the Series A, B, C and D preferred stock. The Series E preferred stock had been increased to its redemption value, including accrued dividends. The accreted amounts were recorded to accumulated deficit. The put option and the related accretion of the preferred shares terminated upon the closing of the initial public offering. The fair value of the underlying preferred stock at January 1, 2006 and the fair value of the underlying Series A and D preferred stock at December 31, 2006 were determined as described in “Convertible Preferred Stock Warrant Liability” above. On May 8, 2007, we completed our initial public offering and all issued and outstanding shares of our redeemable convertible preferred stock were converted to shares of our common stock. In addition, all preferred stock accretion included in temporary equity at that time was reclassified to accumulated deficit.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP No. 157-2, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS No. 157 in 2008 with respect to our financial assets and liabilities, but have delayed its adoption with respect to our non-financial assets and liabilities in accordance with FSP No. 157-2. We do not expect the adoption of FSP No. 157-2 to have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. We will be required to adopt SFAS No. 141(R) and SFAS No. 160 to any business combination for which the acquisition date is on or after January 1, 2009. We expect the adoption of SFAS No. 141(R) and SFAS No. 160 to have a material impact on our consolidated balance sheets during 2009, as “Noncontrolling interests” will be reclassified as Shareholders’ Equity.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures for derivative and hedging activities. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of the adoption of this statement and do not expect it to have a material impact on our financial statements.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used (order of authority) in the preparation of financial statements that are presented in conformity with U.S. GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have a material impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk relates to changes in market prices of financial instruments that may adversely impact our consolidated financial position, results of operations or cash flows. Such risks include changes in interest rates, foreign exchange rates and inflation.

Interest Rate Risk

Our investments consist primarily of money market funds and short-term marketable debt securities. While the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we do not believe that we are subject to any material risks arising from changes in interest rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. It is our policy not to enter into interest rate derivative financial instruments. We do not currently have any significant interest rate exposure.

The interest rate under our line of credit is subject to change based on the London Interbank Offered Rate. We do not currently have any borrowings under our line of credit.

Foreign Currency Exchange Rate Risk

A significant portion of our sales and expenses historically have been denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains or losses to date. For the year ended December 31, 2008, 11% of our revenue was from contracts denominated in Euros. For the year ended December 31, 2007, 18%, 2% and 2% of our revenue was from contracts denominated in Euros, Swiss Francs and Canadian dollars, respectively. We operate and staff an office in Brussels, Belgium and have multiple international subsidiaries, for which we incur foreign currency-denominated expenses that are paid directly from the U.S. These expenses represented approximately 21% of our total operating expenses in 2008. We currently do not hedge our foreign currency exchange rate risk since the exposure has not been material to our historical operating results. To date, our Euro-denominated sales orders have included high down payments, limiting the need to hedge the related currency risk. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Hi Art system outside the United States. To the extent that we can predict the timing of payments under these contracts, we may engage in hedging transactions to mitigate such risks in the future.

Inflation Risk

Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

Item 8.	Financial Statements and Supplementary Data

TomoTherapy Incorporated and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
TomoTherapy Incorporated

We have audited the accompanying consolidated balance sheets of TomoTherapy, Incorporated (a Wisconsin corporation) and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related statements of operations, temporary equity and shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Madison, Wisconsin
March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
TomoTherapy Incorporated

We have audited TomoTherapy Incorporated (a Wisconsin Corporation) and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, temporary equity and shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 12, 2009 expressed an unqualified opinion on these consolidated financial statements.

/s/ GRANT THORNTON LLP

GRANT THORNTON LLP
Madison, Wisconsin
March 12, 2009

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2008	2007

ASSETS
Cash and equivalents	$65,967	$191,780
Short-term investments	88,825	—
Receivables, net	41,259	44,108
Inventories, net	63,983	53,171
Deferred tax assets	—	3,433
Prepaid expenses and other current assets	1,890	1,622

Total current assets	261,924	294,114
Property and equipment, net	22,157	19,894
Deferred tax assets	—	6,027
Other non-current assets, net	11,851	6,642

TOTAL ASSETS	$295,932	$326,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$7,804	$17,655
Accrued expenses	18,471	21,699
Accrued warranty	7,431	7,973
Deferred revenue	28,139	15,517
Customer deposits	15,494	19,821

Total current liabilities	77,339	82,665
Other non-current liabilities	7,207	5,318

Total liabilities	84,546	87,983

COMMITMENTS AND CONTINGENCIES (Note E)
Noncontrolling interests	2,155	—
SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value, 10,000,000 shares authorized at December 31, 2008 and December 31, 2007; no shares issued and outstanding at December 31, 2008 and December 31, 2007	—	—
Common stock, $ .01 par value, 200,000,000 shares authorized at December 31, 2008 and December 31, 2007; 52,065,400 and 52,063,768 shares issued and outstanding at December 31, 2008 and 49,742,209 and 49,740,577 shares issued and outstanding at December 31, 2007	506	497
Additional paid-in capital	658,416	651,725
Treasury stock, 1,632 shares at cost	—	—
Accumulated other comprehensive income (loss)	202	(523)
Accumulated deficit	(449,893)	(413,005)

Total shareholders’ equity	209,231	238,694

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$295,932	$326,677

The accompanying notes are an integral part of these consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006

Revenue	$204,589	$232,810	$156,102
Cost of revenue	155,083	146,137	102,653

Gross profit	49,506	86,673	53,449

Operating expenses:
Research and development	42,557	34,304	21,397
Selling, general and administrative	46,336	42,307	23,119

Total operating expenses	88,893	76,611	44,516

Income (loss) from operations	(39,387)	10,062	8,933
Other income (expense):
Interest income	4,754	6,056	1,292
Interest expense	(49)	(221)	(1,172)
Other income (expense), net	1,023	553	(1,322)

Total other income (expense)	5,728	6,388	(1,202)

Income (loss) before income tax, noncontrolling interests and cumulative effect of change in accounting principle	(33,659)	16,450	7,731
Income tax expense (benefit)	10,331	5,788	(7,184)

Income (loss) before noncontrolling interests and cumulative effect of change in accounting principle	(43,990)	10,662	14,915
Noncontrolling interests	7,102	—	—

Income (loss) before cumulative effect of change in accounting principle	(36,888)	10,662	14,915
Cumulative effect of change in accounting principle	—	—	(2,140)

Net income (loss)	(36,888)	10,662	12,775
Accretion of redeemable convertible preferred stock	—	(237,582)	(46,253)

Net loss attributable to common shareholders	$(36,888)	$(226,920)	$(33,478)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.73)	$(6.35)	$(3.78)

Weighted average common shares outstanding used in computing net loss per share attributable to common shareholders:
Basic and diluted	50,199	35,731	8,856

The accompanying notes are an integral part of these consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY
AND SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Temporary Equity		Shareholders’ Equity (Deficit)
	Redeemable					Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity (Deficit)

Balance at December 31, 2005	25,221	$166,402	8,438	$84	$1,013	$—	$(152,503)	$(151,406)
Net income	—	—	—	—	—	—	12,775	12,775
Accretion of preferred stock to redemption value	—	46,253	—	—	—	—	(46,253)	(46,253)
Exercise of stock options	—	—	826	9	970	—	—	979
Share-based compensation expense	—	—	—	—	232	—	—	232
Reclassification of warrants to liabilities	—	—	—	—	(444)	—	—	(444)
Issuance costs for Series E preferred stock	—	8	—	—	—	—	—	—

Balance at December 31, 2006	25,221	212,663	9,264	93	1,771	—	(185,981)	(184,117)
Net income	—	—	—	—	—	—	10,662	10,662
Other comprehensive loss	—	—	—	—	—	(523)	—	(523)

Comprehensive income	—	—	—	—	—	—	—	10,139

Accretion of preferred stock to redemption value	—	237,582	—	—	—	—	(237,582)	(237,582)
Exercise of stock options	—	—	2,850	28	3,155	—	—	3,183
Exercise of common stock warrants	—	—	3	—	—	—	—	—
Exercise of preferred stock warrants	456	3,993	—	—	—	—	—	—
Issuance of contingent common shares	—	—	1,289	13	91	—	(104)	—
Share-based compensation expense	—	—	—	—	3,318	—	—	3,318
Income tax benefit related to stock options	—	—	—	—	3,800	—	—	3,800
Reclassification of warrant liability to equity	—	—	—	—	165	—	—	165
Initial public offering, net of issuance costs of $2.7 million	—	—	10,603	106	184,575	—	—	184,681
Issuance of common stock under employee stock purchase plan	—	—	55	—	869	—	—	869
Conversion of redeemable convertible preferred stock	(25,677)	(454,238)	25,677	257	453,981	—	—	454,238

Balance at December 31, 2007	—	—	49,741	497	651,725	(523)	(413,005)	238,694
Net loss	—	—	—	—	—	—	(36,888)	(36,888)
Other comprehensive income	—	—	—	—	—	725	—	725

Comprehensive loss	—	—	—	—	—	—	—	(36,163)

Issuance of common stock under
employee stock purchase plan	—	—	270	3	537	—	—	540
Issuance of restricted stock	—	—	1,494	—	—	—	—	—
Exercise of stock options	—	—	555	6	1,415	—	—	1,421
Exercise of common stock warrants	—	—	4	—	8	—	—	8
Share-based compensation expense	—	—	—	—	4,731	—	—	4,731

Balance at December 31, 2008	—	$—	52,064	$506	$658,416	$202	$(449,893)	$209,231

The accompanying notes are an integral part of these consolidated statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income (loss)	$(36,888)	$10,662	$12,775
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,682	6,503	3,053
Share-based compensation	4,731	3,318	232
Excess tax benefit from share-based compensation	—	(3,800)	—
Deferred income tax provision (benefit)	9,462	3,544	(7,797)
Noncontrolling interests	(7,102)	—	—
Other noncash items	308	877	2,995
Changes in operating assets and liabilities:
Receivables	1,271	(25,058)	(4,815)
Inventories	(10,269)	(13,145)	(11,743)
Other assets	(416)	(608)	(176)
Accounts payable	(9,836)	3,695	6,618
Accrued expenses	(4,570)	10,222	6,350
Accrued warranty	(542)	2,666	2,384
Deferred revenue	12,466	(4,687)	9,110
Customer deposits	(4,815)	(3,282)	(15,084)
Other liabilities	1,354	—	—

Net cash provided by (used in) operating activities	(36,164)	(9,093)	3,902

Cash flows from investing activities:
Purchases of property and equipment	(7,596)	(8,320)	(10,974)
Purchases of test systems	(2,777)	(2,963)	(4,671)
Purchases of short-term investments	(87,009)	—	—
Other investing activities	(2,217)	(487)	(378)

Net cash used in investing activities	(99,599)	(11,770)	(16,023)

Cash flows from financing activities:
Proceeds from notes payable	—	—	900
Payments on notes payable	(114)	(34)	(25)
Proceeds from initial public offering, net of issuance costs	—	184,681	—
Proceeds from issuance of preferred stock	—	—	8
Proceeds from employee stock purchase plan	540	869	—
Proceeds from exercises of stock options and warrants	1,429	3,713	979
Proceeds from issuance of CPAC common stock	9,257	—	—
Excess tax benefit from share-based compensation	—	3,800	—

Net cash provided by financing activities	11,112	193,029	1,862
Effect of exchange rate changes on cash and equivalents	(1,162)	(523)	—

Increase (decrease) in cash and equivalents	(125,813)	171,643	(10,259)
Cash and equivalents at beginning of year	191,780	20,137	30,396

Cash and equivalents at end of year	$65,967	$191,780	$20,137

Supplemental disclosure of cash flow information:
Interest paid	$70	$233	$97
Income taxes paid	386	1,165	172
Supplemental disclosure of noncash investing activities and financing activities:
Leasehold improvements funded by landlord	$143	$524	$—
Reclassification of preferred stock warrants to liability	—	—	444
Reclassification of preferred stock warrants to equity	—	3,630	—

The accompanying notes are an integral part of these consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A —	DESCRIPTION OF BUSINESS

Organization

The organization is comprised of TomoTherapy Incorporated, a Wisconsin corporation, its wholly-owned subsidiaries and its minority-owned affiliate (collectively, the Company). TomoTherapy Incorporated and its wholly-owned subsidiaries (TomoTherapy) developed, market and sell the Hi Art system (the System), an advanced and versatile radiation therapy system for the treatment of a wide variety of cancers. TomoTherapy markets and sells the System to hospitals and cancer treatment centers in North America, Europe, the Middle East and Asia-Pacific. Compact Particle Acceleration Corporation (CPAC), TomoTherapy’s controlled, minority-owned affiliate, is a development stage enterprise focused on the development of a proton therapy system.

Initial Public Offering

On May 8, 2007, the Company completed its initial public offering (IPO) of common stock in which a total of 13,504,933 shares were sold at a price of $19.00 per share. This included 2,901,973 shares sold by selling shareholders, of which 1,761,513 were purchased by the underwriters’ exercise of their overallotment option. The Company raised a total of $201.5 million in gross proceeds from the IPO, or approximately $184.7 million in net proceeds after deducting underwriting discounts and commissions of $14.1 million and estimated other offering costs of approximately $2.7 million. Upon the closing of the IPO, all shares of redeemable convertible preferred stock outstanding automatically converted into 25,676,856 shares of common stock and the remaining 10,039 of preferred stock warrants outstanding converted into options to purchase common stock.

Follow-on Public Offering

On October 16, 2007, the Company completed a public offering of 8,500,000 shares of its common stock at a price of $22.25 per share. The Company did not receive any of the proceeds from the sale, as all of the shares were sold by certain of its selling shareholders. Additionally, the underwriters were granted, and they exercised, a 30-day option to purchase up to an additional 1,275,000 shares of common stock from the selling shareholders at the public offering price to cover over-allotments.

NOTE B —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of TomoTherapy and CPAC. The Company has consolidated CPAC in accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements, (ARB No. 51), as CPAC is deemed to be a development stage enterprise, TomoTherapy holds a call option on certain medical technology of CPAC and TomoTherapy maintains overall control of CPAC’s board of directors. TomoTherapy’s ownership in CPAC is less than 50%; therefore, CPAC’s outside stockholders’ interests are shown in the Company’s consolidated financial statements as “Noncontrolling interests.” Significant intercompany balances and transactions have been eliminated in consolidation.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassification

Certain reclassifications have been made to the 2007 balance sheet to conform to the 2008 presentation.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The carrying value of these assets and liabilities approximate their respective fair values as of December 31, 2008 and 2007.

Cash and equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. The fair value of these investments approximates their carrying value. The balance in the Company’s foreign cash accounts was $5.5 million and $0.8 million at December 31, 2008 and 2007, respectively.

Investments

Investments with maturities of greater than three months at the date of purchase and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term if they are highly liquid, as such marketable securities represent the investment of cash that is available for current operations. All short-term investments are classified as available for sale and are recorded at market value using the specific identification method. Changes in market value, net of tax, are reflected in the consolidated financial statements as “Accumulated other comprehensive income (loss).”

Investments consisted of the following (in thousands):

	December 31, 2008
		Unrealized	Unrealized
	Cost basis	gains	losses	Fair Value

U.S. Government and Agency securities	$69,317	$1,963	$—	$71,280
Corporate bonds	17,692	62	(209)	17,545

	$87,009	$2,025	$(209)	$88,825

The maturities of debt securities were as follows (in thousands):

	December 31, 2008
	Cost basis	Fair Value

Due in one year or less	$16,676	$16,815
Due after one year through five years	70,333	72,010

	$87,009	$88,825

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157), for its financial assets and liabilities. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 157 — 2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations and financial condition.

As of December 31, 2008, the Company’s financial assets, which consist of its investments, were measured at fair value in accordance with SFAS No. 157 employing Level 1 inputs.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company’s cash and equivalents are deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

The Company is subject to risks common to companies in the medical device industry including, but not limited to: new technological innovation, dependence on key personnel, dependence on key suppliers, protection of proprietary technology, compliance with government regulations, uncertainty about widespread market acceptance of products and potential product liability. The Company’s products include components subject to rapid technological change. Certain components used in manufacturing have relatively few alternative sources of supply and establishing additional or replacement suppliers for such components cannot be accomplished quickly. While the Company has ongoing programs to minimize the adverse effect of such uncertainty and considers technological change in estimating its allowances, uncertainty continues to exist.

The products currently under development by the Company may require clearance by the U.S. Food and Drug Administration (FDA) or other international regulatory agencies prior to commercial sales. There can be no assurance that the Company’s products will receive the necessary clearance. Denial or delay of such clearance could have a material adverse impact on the Company.

Accounts Receivable

The majority of the Company’s accounts receivable are due from hospitals and cancer treatment centers. Credit is extended based on evaluation of a customer’s financial condition, and collateral is not generally required. Accounts receivable are due in accordance with contract terms and are considered past due if not paid within 30 days of contract terms.

The Company’s allowance for doubtful accounts reflects its best estimate of probable losses inherent in its accounts receivable balance. The Company determined the allowance based on known troubled accounts, historical experience and other available evidence. The Company’s allowance for doubtful accounts at December 31, 2008 was $0.9 million. There was no allowance for doubtful accounts at December 31, 2007.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Components of inventory include raw materials, work-in-process and finished goods. Finished goods include in-transit systems that have been shipped to the Company’s customers, but are not yet installed and accepted by the customer. All inventories are stated at the lower of cost or market, cost determined by the first-in, first-out method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding twelve months, expected demand, technological obsolescence and other information. The Company records as a charge to cost of revenue the amount required to reduce the carrying value of inventory to net realizable value. As of December 31, 2008 and 2007, the Company had provided an inventory reserve of $8.4 million and $9.2 million, respectively. Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in the cost of revenue line item within the statements of operations.

Inventories consisted of the following (in thousands):

	December 31,
	2008	2007

Raw materials	$47,721	$41,405
Work-in-process	5,614	8,722
Finished goods	10,648	3,044

	$63,983	$53,171

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2008	2007

Furniture and equipment	$11,019	$8,659
Computer equipment	6,292	5,533
Computer software	5,140	4,867
Leasehold improvements	9,784	9,150
In process	2,704	120

	34,939	28,329
Less: Accumulated depreciation and amortization	(12,782)	(8,435)

	$22,157	$19,894

Property and equipment are recorded at cost and are depreciated using the straight-line method over the following estimated useful lives:

Furniture and equipment	5 to 10 years
Computer equipment and software	3 to 5 years
Leasehold improvements	Lesser of useful life or the remaining lease term

Depreciation expense associated with property and equipment was $5.1 million, $3.7 million and $1.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived Assets

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment on Disposal of Long-lived Assets (SFAS No. 144), the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analysis necessarily involves significant judgment. No impairment losses were recorded on the Company’s long-lived assets during the years ended December 31, 2008 and 2007.

The Company’s foreign-based long-lived assets were $1.4 million and $1.3 million at December 31, 2008 and 2007, respectively.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2008	2007

Commissions, severance and payroll-related	$6,290	$6,597
Bonuses	108	5,249
Other	12,073	9,853

	$18,471	$21,699

Warranty Cost

The Company’s sales terms include a warranty that generally covers the first year of System operation and is based on terms that are generally accepted in the marketplace. The Company records a current liability for the expected cost of warranty-related claims at the time of sale.

The following table presents changes in the Company’s product warranty liability (in thousands):

	December 31,
	2008	2007	2006

Balance, beginning of period	$7,973	$5,307	$2,923
Charged to cost of revenue	11,049	12,600	10,138
Adjustments related to change in estimate	1,180	(86)	(244)
Actual product warranty expenditures	(12,771)	(9,848)	(7,510)

Balance, end of period	$7,431	$7,973	$5,307

Revenue Recognition

The Company recognizes revenue from System sales, including sales to distributors, and related services when earned in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when the following criteria are met: persuasive evidence of an arrangement exists, title and risk of loss have been transferred to the customer, the sales price is fixed or determinable and collection is reasonably assured.

Payments received for products or services prior to shipment or prior to completion of the related services are recorded as customer deposits. Once a System has been shipped, the related deposits are transferred to deferred revenue until the criteria for revenue recognition are satisfied.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes revenue in connection with distributor sales of the System based on the distributor’s certification status. Once a distributor is certified by the Company to provide installation, testing, training and post-installation warranty services to end customers, the Company recognizes revenue upon shipment to that certified distributor as the Company no longer has any obligations to the distributor or the end customer. Prior to a distributor achieving certification, the Company recognizes revenue upon receipt of the signed acceptance procedure document from the end customer. Distributors do not have any contractual right of return, and the Company has not accepted any System returns from any distributor.

The Company frequently enters into sales arrangements with customers that contain multiple elements or deliverables such as hardware and post-warranty maintenance services. Judgments as to the allocation of the proceeds received from an arrangement to the multiple elements, the determination of whether the undelivered elements are essential to the functionality of the delivered elements and the appropriate timing of revenue recognition are critical to ensure compliance with U.S. GAAP. The ability to establish the fair value of those elements could affect the timing of revenue recognition. Revenue earned involving multiple elements is allocated to each element based on vendor specific objective evidence (VSOE) of fair value, which is based on the price charged when the same element is sold separately. In instances when evidence of VSOE of all undelivered elements exists, evidence does not exist for one or more delivered elements and the fair value of all of the undelivered elements is less than the arrangement fee, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Therefore, to the extent that a discount exists, the Company attributes the discount entirely to the delivered elements.

Revenue from the post-warranty maintenance on the System is recognized ratably over the term of the service contract, which generally ranges from twelve to thirty-six months.

The Company sells optional software packages. The selling price, cost and functionality of this software is incidental to the operation of the System itself. The Company recognizes revenue for these optional software packages in accordance with SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Agreements. The Company recognizes license revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivable is reasonably assured and delivery of the product has occurred, provided that all other criteria for revenue recognition under SOP No. 97-2 have been met. Revenue earned on software arrangements involving multiple elements is allocated to each element based on VSOE of fair value, which is based on the price charged when the same element is sold separately. In instances when evidence of VSOE of all undelivered elements exists, evidence does not exist for one or more delivered elements and the fair value of all of the undelivered elements is less than the arrangement fee, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Therefore, to the extent that a discount exists, the Company attributes the discount entirely to the delivered elements.

The Company records all revenue net of any governmental taxes.

Shipping and Handling Costs

In accordance with EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs, the Company records costs incurred in connection with shipping and handling products as cost of revenue. Amounts billed to customers in connection with these costs are included in revenue and are not material for any of the periods presented in the accompanying consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Costs

Research and development costs are expensed as incurred. The Company has entered into research collaboration agreements with selected hospitals, cancer treatment centers, academic institutions and research institutions worldwide. These agreements support the Company’s internal research and development capabilities. Costs related to any of the Company’s research collaboration agreements are recorded as a prepayment and amortized over the duration of such agreement. For years ended December 31, 2008, 2007 and 2006, the Company amortized research collaboration expenses of $0.7 million, $1.0 million and $1.0 million, respectively.

Software Development Costs

The Company develops proprietary software as a component of the System. All software development costs are expensed as research and development expenses until the establishment of technological feasibility. Upon establishment of technological feasibility, all further costs on the same application are capitalized. Since the Company’s inception, the period between achieving technological feasibility of the Company’s software products and the general availability of the products has been short. For years ended December 31, 2008 and 2007, the Company capitalized software development costs of $0.2 million and $0.4 million, respectively. For year ended December 31, 2008, the Company amortized software development expenses of $0.1 million. There were no amortized software development expenses for the years ended December 31, 2007 and 2006.

Advertising Expenses

Advertising costs of $0.2 million, $0.3 million and $0.1 million during the years ended December 31, 2008, 2007 and 2006 were charged to operations as incurred.

Share-Based Compensation

The Company accounts for share-based payments in accordance with SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options and stock sold pursuant to employee stock purchase plans, to be measured at fair value and expensed in the consolidated statement of operations over the service period of the grant, which is generally the vesting period.

The table below summarizes the net effect of recording share-based compensation expense under SFAS No. 123(R), which is allocated as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Cost of revenue	$820	$634	$136
Research and development	1,464	1,049	61
Selling, general and administrative	2,447	1,635	35
Income tax benefit	—	(449)	(41)

	$4,731	$2,869	$191

Foreign Currency

The Company’s international subsidiaries use their local currencies as their functional currencies. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to accumulated other comprehensive income (loss) within the statement of temporary equity and shareholders’ equity (deficit). Foreign currency transaction gains and losses are included as a component of other income and

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense. The Company’s foreign currency transaction gains or losses consisted of a gain of $0.8 million, a gain of $0.7 million and a loss of $1.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and is measured using currently enacted tax rates and laws. Deferred tax assets are reduced by a valuation allowance if, based upon management’s estimates, it is more likely than not that a portion or all of the net deferred tax assets will not be realized. The factors used to assess the likelihood of realization are the forecast of future taxable income and the remaining time period to utilize any tax operating losses and tax credits.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007. As required by FIN 48, which clarifies SFAS No. 109, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all of its tax positions for which the statute of limitations remained open. The Company’s unrecognized tax benefits relate primarily to federal and state research tax credits.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenue, expenses, gains and losses that, under U.S. GAAP, are included in other comprehensive income (loss), but are excluded from net income (loss), as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax, when applicable.

Other comprehensive income (loss) consisted of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006

Foreign currency translation adjustments	$(401)	$(523)	$—
Net unrealized investment gain (loss), net of tax	1,126	—	—

	$725	$(523)	$—

Stock Split

All prior period common and preferred stock amounts have been retroactively adjusted to reflect a 1.36-for-one stock split in the form of a stock dividend effective on May 8, 2007.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is as follows:

	Years Ended December 31,
	2008	2007	2006

Basic and diluted:
Income (loss) before cumulative effect of change in
accounting principle	$(0.73)	$0.30	$1.68
Cumulative effect of change in accounting principle	—	—	(0.24)

Net income (loss)	$(0.73)	$0.30	$1.44

Net loss attributable to common shareholders	$(0.73)	$(6.35)	$(3.78)

Weighted average common shares outstanding used in
computing net loss per share attributable to common
shareholders:
Basic and diluted	50,199	35,731	8,856

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of dilutive shares of common stock outstanding during the period. Dilutive shares of common stock outstanding are calculated by adding to the weighted shares outstanding any common stock equivalents from redeemable preferred stock, performance shares, and outstanding stock options and warrants based on the treasury stock method.

Diluted net loss attributable to common shareholders per share is the same as basic net loss attributable to common shareholders per share in the years ended December 31, 2008, 2007 and 2006, since the effects of potentially dilutive securities are anti-dilutive.

Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Stock options and warrants	5,776	6,338	9,622
Restricted stock	1,472	—	—
Preferred stock (as if converted)	—	—	25,221
Contingent common shares	—	—	1,289

	7,248	6,338	36,132

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro forma net income (loss) per share assuming conversion of preferred stock at the beginning of each period presented, contingent common shares, outstanding stock options and warrants were as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2008	2007	2006

Historical
Numerator:
Net loss attributable to common shareholders	$(36,888)	$(226,920)	$(33,478)

Denominator for basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	50,199	35,731	8,856

Net loss attributable to common shareholders per share — basic and diluted	$(0.73)	$(6.35)	$(3.78)

Pro forma (unaudited)
Numerator:
Net loss attributable to common shareholders		$(226,920)	$(33,478)
Pro forma adjustment to add back accretion of redeemable convertible preferred stock		237,582	46,253

Pro forma net income		$10,662	$12,775

Denominator for pro forma basic net income per share:
Weighted-average shares of common stock outstanding		35,731	8,856
Pro forma adjustments to reflect assumed conversion of preferred stock (as if converted)		8,845	25,221
Pro forma adjustment to reflect assumed conversion of contingent common shares (as if converted)		452	1,289

Shares used to compute pro forma basic net income per share		45,028	35,366

Pro forma basic net income per share		$0.24	$0.36

Denominator for pro forma diluted net income per share:
Weighted-average shares of common stock outstanding		35,731	8,856
Pro forma adjustments to reflect assumed conversion of preferred stock (as if converted)		8,845	25,221
Pro forma adjustment to reflect assumed conversion of contingent common shares (as if converted)		452	1,289
Pro forma adjustments to reflect assumed exercise of warrants and stock options using treasury stock method		4,891	4,764

Shares used to compute pro forma diluted net income per share		49,919	40,130

Pro forma diluted net income per share		$0.21	$0.32

Pro forma outstanding anti-dilutive securities not included in diluted earnings per share calculation
Stock options and warrants		173	2,152

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro forma net income (loss) per share assumes conversion of redeemable convertible preferred stock, contingent common shares, and outstanding stock options and warrants at the beginning of each period. Each share of Series A, B, C, D and E preferred stock entitled the holder to certain rights (see Note F). Each share of preferred stock was convertible into one share of common stock at the option of the holder, subject to certain anti-dilution adjustments. All preferred stock automatically converted to common stock at the time of the Company’s initial public offering, which was completed on May 8, 2007. As such, all redeemable convertible preferred stock was converted into 25,676,856 shares of common stock. In addition to the conversion features, the Series A Investment Agreement contained a contingent provision that entitled the Company’s founders and the holders of the Series A preferred stock to receive one share of the Company’s common stock for each 2.86 shares of Series A preferred stock held for a total of 1,288,669 shares of common stock. For the year ended December 31, 2007, preferred stock and contingent common shares are weighted assuming the shares were outstanding for 128 days. Conversion of options and warrants was assumed at the beginning of such periods or at the time of issuance, if later.

Segment Information

The Company has determined that it operates in only one segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as it only reports profit and loss information on an aggregate basis to its chief operating decision maker.

The Company categorizes revenue by major type. The following table summarizes revenue by major type (in thousands):

	Years Ended December 31,
	2008	2007	2006

Product revenue	$174,929	$213,900	$147,974
Service and other revenue	29,660	18,910	8,128

	$204,589	$232,810	$156,102

The Company also categorizes revenue by geographic region. The following table summarizes revenue by geographic region (in thousands):

	Years Ended December 31,
	2008	2007	2006

North America	$135,977	$129,493	$88,937
Europe	49,588	61,337	33,586
Asia-Pacific	19,024	41,980	33,579

	$204,589	$232,810	$156,102

Change in Accounting Principle

On June 29, 2005, the FASB issued Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable (FSP 150-5). FSP 150-5 requires the Company to classify its outstanding preferred stock warrants as liabilities on its balance sheet and record adjustments to the value of its preferred stock warrants in its statements of operations to reflect their fair value at each reporting period. The Company adopted FSP 150-5 and accounted for the cumulative effect of the change in accounting principle as of January 1, 2006. For the year ended December 31, 2006, the impact of the change in accounting principle was to decrease net income by $3.1 million. The impact consisted of a $2.2 million cumulative effect adjustment for the change in accounting principle as of January 1, 2006, when the Company adopted FSP 150-5, and $0.9 million of expense that was recorded in other income (expense), net to reflect the increase in fair value of the warrants between January 1, 2006 and December 31, 2006. For the year ended

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007, the Company recorded $0.1 million of expense which was recorded in other income (expense), net to reflect the increase in fair value of the warrants between January 1, 2007 and the completion of the Company’s initial public offering on May 8, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157 — 2, Effective Date of FASB Statement No. 157 (FSP No. 157-2), which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS No. 157 in 2008 with respect to its financial assets and liabilities, but has delayed its adoption with respect to its non-financial assets and liabilities in accordance with FSP No. 157-2. The Company does not expect the adoption of FSP No. 157-2 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure at fair value some financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS 159 was effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 in 2008 did not have an impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. The Company is required to adopt SFAS No. 141(R) and SFAS No. 160 on or after December 15, 2008. The Company expects the adoption of SFAS No. 141(R) and SFAS No. 160 to have a material impact on its consolidated balance sheets during 2009, as “Noncontrolling interests” will be reclassified as Shareholders’ Equity.

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

In April 2008, the FASB issued FASB Staff Position No. SFAS 142-3, Determination of the Useful Life of Intangible Assets (SFAS No. 142-3). SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of SFAS No. 142-3 to have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

used (order of authority) in the preparation of financial statements that are presented in conformity with U.S. GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 to have a material impact on its financial statements.

NOTE C —	LONG-TERM DEBT AND NOTES PAYABLE

On November 28, 2005, the Company entered into a $0.5 million note agreement with the Wisconsin Department of Commerce. The note payable bears interest at 2% and is payable in monthly installments of $8,647, and the remaining unpaid principal is due on March 1, 2013. The note payable is secured by all of the Company’s equipment, fixtures, inventory, general intangibles and contract rights. The outstanding principal balances at December 31, 2008 and 2007 were $0.4 million and $0.5 million, respectively.

On February 13, 2006, the Company entered into a $0.4 million note agreement with Madison Development Corporation. The note payable bears interest at 4% and is payable in monthly installments of $4,050, and the remaining unpaid principal is due on March 1, 2011. The note payable is secured by all of the Company’s equipment, fixtures, inventory, general intangibles and contract rights. The outstanding principal balances at December 31, 2008 and 2007 were $0.3 million and $0.3 million, respectively.

On December 1, 2008, the Company renewed its existing $50 million revolving credit facility with M&I Marshall & Ilsley Bank. The revolving credit facility bears interest at the one-month British Bankers Association LIBOR plus an interest margin of 1.75%, adjusted based on monthly changes to such index, and payable monthly. The credit facility expires on November 30, 2009 and is secured by a general business security agreement. The facility requires the Company to maintain a minimum tangible net worth and a certain ratio of total liabilities to tangible net worth. The Company may be considered in default upon a material adverse change in the Company’s financial condition or if the bank believes the prospect of payment or performance of the facility is impaired. The Company was in compliance with these covenants and there were no amounts outstanding at December 31, 2008 and 2007.

The annual principal payments are as follows (in thousands):

Years Ended December 31,

2009	$133
2010	137
2011	330
2012	102
2013	25
Thereafter	—

$727

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D —	INCOME TAXES

The provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Current:
Federal	$931	$1,269	$172
State	(397)	841	441
Foreign	335	134	—

Total current	869	2,244	613
Deferred	9,462	3,544	(7,797)

Total provision (benefit) for income tax	$10,331	$5,788	$(7,184)

A reconciliation of the United States federal statutory tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2008	2007	2006

Provision at statutory rate	(35.0)%	35.0%	35.0%
Permanent differences	3.1	5.2	2.1
State income taxes, net of federal effect	(1.8)	2.2	5.9
Change in valuation allowance including
federal net operating losses and credits	81.6	1.7	(135.4)
Change in statutory rate for deferred taxes	0.0	0.0	(3.6)
Nondeductible warrant expense	0.0	0.0	4.3
Research and development credits	(3.7)	(6.6)	0.0
Other	(3.7)	(2.3)	(1.2)

Effective income tax rate	40.5%	35.2%	(92.9)%

The significant components of deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2008	2007

Deferred tax assets:
Federal and state operating loss carryforwards	$9,523	$1,430
Tax credit carryforwards	7,453	5,606
Warranty and inventory reserves	6,358	6,012

Total deferred tax assets	23,334	13,048
Deferred tax liabilities:
Tax depreciation in excess of book depreciation	694	654
Prepaid insurance	120	267
Other	170	1,141

Total deferred tax liabilities	984	2,062

Net deferred tax asset	22,350	10,986
Valuation allowance	(22,350)	(1,526)

	$—	$9,460

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The valuation allowance was determined in accordance with the provisions of SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. During the year ended December 31, 2007, the Company had a three-year trend of net income as well as three years of cumulative taxable income, increasing backlog and projected taxable income in the most recent future periods. The Company recorded a valuation allowance of $1.5 million as a result of state net operating loss carryforwards and state tax credit carryforwards. As of December 31, 2007, the Company believed realization of these carryforwards was uncertain and had determined that the more likely than not criteria for recognition had not been met, as the Company had not had and did not anticipate sufficient taxable income in the state jurisdiction generating the deferred tax asset carryforwards. During the year ended December 31, 2008, the Company established a 100% valuation allowance reserve to offset its net deferred tax assets of $22.4 million. The valuation allowance was established based on the Company’s three-year cumulative net taxable loss as of December 31, 2008, a decrease in backlog and projected taxable losses in 2009. As a result, at December 31, 2008, the Company believed that it was more likely than not that the Company would not be able to realize its net deferred tax assets during the foreseeable future.

At December 31, 2008 and 2007, the Company had approximately $23.2 million and $1.2 million of federal net operating loss carryforwards, respectively, and $5.1 million and $3.8 million of federal research tax credit carryforwards, respectively, which will expire beginning in 2019. In the event of a change in ownership greater than 50% in a three-year period, utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. At December 31, 2008 and 2007, the Company had $18.4 million and $19.7 million of state net operating loss carryforwards, respectively, and $2.7 million and $1.9 million of state research tax credit carryforwards, respectively, which will expire beginning in 2014.

As of December 31, 2008 and 2007, the Company had $11.0 million and $9.0 million, respectively, in excess tax benefit stock option deductions. The excess tax benefit arising from these deductions is credited to additional paid in capital as the benefit is realized. For the years ended December 31, 2007, the Company realized $3.8 million in excess tax benefit stock option deductions.

As of December 31, 2007, United States income and foreign withholding taxes had not been provided on approximately $0.2 million of undistributed earnings from the Company’s foreign subsidiaries. As of December 31, 2008, there were $1.5 million of undistributed earnings from the Company’s foreign subsidiaries. The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries because the Company currently does not expect to remit those earnings in the foreseeable future. Determination of the amount of unrecognized deferred tax liability related to undistributed earnings of foreign subsidiaries is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN 48, which clarifies FASB No. 109, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As of December 31, 2008 and 2007, the amount of unrecognized tax benefits was $4.1 million and $3.0 million, respectively, which, if ultimately recognized, will reduce the Company’s annual effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s balance sheets at December 31, 2008 or December 31, 2007, and did not recognize any interest or penalties in its statement of operations for the twelve months ended December 31, 2008. The Company is subject to taxation in the U.S. federal and various state

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and foreign jurisdictions. All of the Company’s tax years are currently open to examination by the U.S. federal and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits. All of the Company’s tax years are currently open to examination by foreign jurisdictions. The amount of unrecognized tax benefits, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company does not anticipate that there will be a significant change in the total amount of unrecognized tax benefits in the next twelve months. A reconciliation of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2008	2007

Balance, beginning of period	$3,009	$1,765
Additions based on tax positions related to the period	1,053	1,244

Balance, end of period	$4,062	$3,009

NOTE E —	COMMITMENTS AND CONTINGENCIES

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

Pending Litigation

On May 30, 2008 and June 10, 2008, two separate complaints were filed in the U.S. District Court for the Western District of Wisconsin against the Company and certain of its officers. On October 23, 2008, those complaints were consolidated into a Consolidated Amended Complaint filed in the U.S. District Court for the Western District of Wisconsin, against the Company, certain of its officers and all of its independent directors during the period in question. The consolidated action alleges that the defendants violated the Securities Act of 1933 with respect to statements made in connection with the initial and secondary public offerings of the Company’s common stock. The plaintiffs also allege that the defendants violated federal securities laws by misrepresenting the Company’s projected financial outlook during the period May 9, 2007 through April 17, 2008. The plaintiffs seek to represent persons who purchased the Company’s securities between those dates and who were damaged as a result of the decline in the price of the Company’s stock, allegedly attributable to the financial misrepresentations. The plaintiffs seek compensatory damages in an unspecified amount.

The Company believes that it has substantial legal and factual defenses to the claims and allegations contained in the complaints, and it intends to pursue these defenses vigorously. There can be no assurance, however, that the Company will prevail. Although the Company carries insurance for these types of claims, a judgment significantly in excess of the Company’s insurance coverage could materially and adversely affect the Company’s financial condition, results of operations and cash flows. As of December 31, 2008, the Company estimated that its potential loss will not exceed its insurance deductible of $0.5 million. The Company has recorded such amount as a liability.

Operating leases

The Company leases six facilities under separate operating leases with various expiration dates through 2018. The Company also leases automobiles under separate operating leases with various expiration dates through 2013. Rent expense during the years ended December 31, 2008, 2007 and 2006 was $4.2 million, $2.6 million and $1.3 million, respectively.

Initial terms for facility leases are up to 13 years, with renewal options at various intervals, and may include rent escalation clauses. The total amount of the minimum rent is expensed on a straight-line basis over the initial

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term of the lease unless external economic factors exist such that renewals are reasonably assured, in which case the Company would include the renewal period in its amortization period. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other expenses applicable to the leased premises. The Company expects that in the normal course of business leases that expire will be renewed or replaced by other leases.

At December 31, 2008, future payments under operating leases (including rent escalation clauses) were as follows (in thousands):

Years Ended December 31,

2009	$3,487
2010	3,571
2011	3,421
2012	3,086
2013	2,972
Thereafter	5,241

$21,778

NOTE F —	TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)

Redeemable Convertible Preferred Stock

Prior to the Company’s IPO on May 8, 2007, it issued various classes of preferred stock. The holders of Series A, B, C and D preferred stock had the option to put their shares back to the Company at the greater of the original purchase price plus accrued dividends or the current fair market value of the shares. The holders of Series E preferred stock had the option to put their shares back to the Company at the original purchase price plus accrued dividends. As a result, the carrying value of the preferred stock was increased by an accretion during the year ended December 31, 2007 so that the carrying amounts equaled the greater of fair value or the defined redemption value for the Series A, B, C and D preferred stock. The Series E preferred stock was increased to its redemption value, including accrued dividends. The accreted amounts were recorded to accumulated deficit. The put option and the related accretion of the preferred shares terminated upon the closing of the IPO. For the year ended December 31, 2007, an accretion charge of $237.6 million was recorded based on the IPO price. The resulting value was then allocated to each series of the Company’s preferred stock based upon the economic impact of the conversion rights and liquidation preferences of the preferred stock.

Warrants

Prior to the IPO, the Company had 307,088 and 158,566 warrants outstanding for the purchase of shares of Series A and D preferred stock at a price per share of $0.82 and $1.84, respectively. Upon the closing of the IPO, the option to put the warrants back to the Company no longer existed and the outstanding Series D warrants became options to purchase shares of common stock at an exercise price of $1.84 per share. At December 31, 2008 and 2007, the Company had 2,550 and 7,222 warrants outstanding. The warrants expired on February 18, 2009, which was five years after the date they were issued.

In 2006, the Company adopted the FASB issued Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable. As a result, the Company reclassified the carrying value of its outstanding preferred stock warrants as a liability and recorded the warrants at fair value at each reporting period with any change in fair value reported in other income (expense), net. For the years ended December 31, 2008 and 2007, the Company reported expense for the increased valuations of none and $0.1 million, respectively.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company selected the Black-Scholes pricing model to determine the fair value of its warrants. The determination of the fair value using this model required assumptions regarding a number of complex and subjective variables. The assumptions used in the Company’s Black-Scholes calculation for Series D warrants at May 8, 2007, the date of the IPO, were: (i) fair value per share of $19.00; (ii) expected term of approximately two years; (iii) risk-free interest rate of 4.9%; (iv) expected volatility of 43%; and (v) no expected dividend yield.

Contingent Common Shares

In addition to the conversion features, the Series A Investment Agreement contained a contingent provision that entitled the Company’s founders and the holders of the shares of Series A preferred stock to receive one share of the Company’s common stock for each 2.86 shares of Series A preferred stock held for a total of 1,288,669 shares of common stock. The other half of the contingent shares were to be issued based upon the price per share to be received by the holders of Series A preferred stock in such sale or IPO. In February 2007, in accordance with the terms of the Series A Investment Agreement, the Company’s Board of Directors allocated one-half of these contingent shares of common stock to holders of Series A preferred stock based upon the fact that a sale or IPO did not occur prior to seven years from the Series A issuance date and one-half of these contingent shares of common stock to the Company’s founders based upon the Company’s belief that the anticipated IPO price was greater than eight times the original Series A offering price in 1999. The Company has accounted for the contingent common shares based upon analogy to the guidance provided by Issue 2 of EITF 00-27, Application of Issue No 98-5 to Certain Convertible Instruments (EITF 00-27). The Company believes the contingent common share feature is an embedded, non-detachable feature of the Series A preferred stock and had similar economic characteristics to an embedded conversion option as addressed in EITF 00-27. The conditional obligation to redeem the instrument by transferring assets was approved by the Company’s Board of Directors on February 6, 2007, and the Company recognized a charge to retained earnings and an increase to additional paid-in-capital of approximately $0.1 million.

NOTE G —	STOCK INCENTIVE PLANS

The Company sponsors four stock incentive plans (the Plans), which allow for the grant of incentive stock options, nonqualified stock options and restricted stock. Each option grant entitles the holder to purchase a specified number of shares of common stock at a specified price that may not be less than the fair market value on the grant date. Option grants under the Plans have a maximum life of ten years and vest at various intervals. Each restricted stock grant entitles the holder to purchase a specified number of shares of common stock and vests at various intervals. Vesting schedules are determined by the Compensation Committee of the Company’s Board of Directors at the grant date. In 2007, in connection with the Company’s IPO, the Company’s Board of Directors approved the 2007 Equity Incentive Plan (the 2007 Plan). Under the 2007 Plan, the Company’s Board of Directors is authorized to grant stock-based awards to employees, directors, and consultants for up to 2,302,488 shares in aggregate. As of December 31, 2008, the other three plans remain in effect along with the 2007 Plan; however, equity-based awards may only be granted under the 2007 Plan.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity under the Plans (in thousands, except for weighted-average exercise price and weighted-average grant date fair value):

		Incentive Stock Options		Restricted Stock
					Weighted-
	Shares	Number of	Weighted-		Average
	Available	Options	Average	Number of	Grant Date
	for Grant	Outstanding	Exercise Price	Shares	Fair Value

Balance at December 31, 2005	1,309	7,702	$2.06	—	$—
Authorized	3,264	—	—	—	—
Granted	(2,341)	2,341	6.63	—	—
Exercised	—	(826)	1.18	—	—
Cancelled	61	(61)	3.04	—	—

Balance at December 31, 2006	2,293	9,156	3.30	—	—
Granted	(232)	232	20.65	—	—
Exercised	—	(2,850)	1.12	—	—
Cancelled	16	(207)	4.80	—	—

Balance at December 31, 2007	2,077	6,331	4.24	—	—
Granted	(1,860)	340	8.26	1,520	6.02
Exercised or Issued	—	(555)	2.56	(21)	2.56
Cancelled	49	(342)	6.95	(27)	6.10

Balance at December 31, 2008	266	5,774	$5.17	1,472	$6.02

Exercisable at December 31, 2008		3,437	$4.37	—	$—

The following table summarizes the nonvested shares under the Plans (in thousands, except for weighted-average grant date fair value):

	Incentive Stock Options		Restricted Stock
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value

Balance at December 31, 2005	4,996	$2.89	—	$—
Granted	2,341	6.63	—	—
Vested	(1,544)	2.55	—	—
Forfeited	(133)	3.31	—	—

Balance at December 31, 2006	5,660	4.52	—	—
Granted	232	20.65	—	—
Vested	(1,373)	3.28	—	—
Forfeited	(98)	6.25	—	—

Balance at December 31, 2007	4,421	5.71	—	—
Granted	340	8.26	1,520	6.02
Vested	(2,189)	5.19	(32)	6.10
Forfeited	(235)	7.91	(16)	6.10

Balance at December 31, 2008	2,337	$6.36	1,472	$6.02

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008, the range of exercise prices on outstanding stock options was as follows:

	Number of	Remaining	Number of	Weighted-
	Options	Contractual Life	Options	Average
Range of Exercise Price	Outstanding	(Years)	Exercisable	Exercise Price

$0.10 - $2.38	242	5.01	242	$0.86
$2.82	1,590	6.05	1,032	2.82
$3.09 - $3.46	1,444	3.33	1,038	3.46
$4.50 - $6.10	254	4.29	112	5.43
$6.75	1,877	3.92	950	6.75
$9.76 - $27.20	367	4.95	63	20.17

	5,774	4.48	3,437	4.37

Aggregate intrinsic value (in thousands)	$368		$368

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at December 31, 2008, which was $2.38 per share.

During the year ended December 31, 2006, the Company granted stock options to employees at exercise prices deemed by the Board of Directors to be equal to the fair value of the common stock at the time of grant. The fair value of the common stock at the time of grant was determined by the Board of Directors at each stock option measurement date based not only on arm’s-length sales of the Company’s common and redeemable convertible preferred stock and third-party independent valuations, but also on a variety of other factors including the Company’s financial position and historical financial performance, the status of developments within the Company, the composition and ability of the management team, an evaluation and benchmark of the Company’s competitors, the then current climate in the marketplace, the illiquid nature of the common stock, the effect of the rights and preferences of the preferred shareholders, and the prospects of a liquidity event, among others.

The application of the Company’s methodology for determining the fair value of the Company’s common stock at each issuance date during the twelve months prior to December 31, 2006 is discussed below:

•	On December 29, 2005, the Company sold 2,356,435 shares of Series E convertible preferred stock at $5.94 per share for net proceeds of $13.9 million. Using this information, the Company engaged an independent valuation firm, Virchow Krause to perform a valuation of its common shares based on this preferred stock transaction. The independent valuation report concluded that the common stock was valued at $4.99 per share as of December 29, 2005. This valuation was then used for the option grant made in January 2006.

•	In the second quarter of 2006, the Company’s Board of Directors determined that an updated independent valuation should be performed. The Company engaged the same independent valuation firm that completed the valuation for the January 2006 grants to perform a valuation of all classes of stock. The independent valuation firm, Virchow Krause issued a report dated May 16, 2006, which concluded that the Company’s common stock was valued at $5.35 per share as of March 31, 2006. This valuation was then used for the option grants made in May and July 2006.

•	On October 23, 2006, the Chairman of the Company’s Board of Directors, T. Rockwell Mackie, sold an aggregate of 190,400 shares of common stock to two third-party investors, and then President, Paul Reckwerdt, sold 190,400 common shares to a single third-party investor. The purchase price of all these shares was $6.75 per share resulting in aggregate proceeds of $1.3 million to each seller. Given the significant size of the transactions and the fact that these shares were sold to third-party investors, the Company concluded that its common stock should be valued at $6.75 per share as of this date. Stock option grants were made based on this price in October, November and early December 2006. Subsequent to the

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 7, 2006 option grant date, the Company’s Board of Directors determined based upon an independent valuation performed as of December 31, 2006, that the fair value per share was $8.40.

In all cases, the possibility of an IPO was factored into the valuation considerations. In addition, the difference in value between the common stock and preferred stock narrowed as the Company moved closer to completing an IPO.

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

In accordance with SFAS No. 123(R), the Company elected to use the Black-Scholes option-pricing model to value stock options. The Company used historical stock prices of companies, which it considered as a peer group as the basis for its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The Company employed the plain-vanilla method of estimating the expected term of the options as prescribed by SAB 107 and SAB 110, as the Company did not have significant historical experience. The forfeiture rate is based on past history of forfeited options. The expected dividend yield is based on the Company’s history of not paying dividends. Under the prospective method of adoption of SFAS No. 123(R), the Company continues to account for options issued prior to January 1, 2006 under the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The expense is being allocated using the straight-line method. For the years ended December 31, 2008, 2007 and 2006, the Company recorded $4.7 million, $3.3 million and $0.2 million, respectively, of share-based compensation expense.

As of December 31, 2008, the Company had $13.3 million of total unrecognized compensation expense that it expects to recognize over a weighted-average period of 2.44 years for nonvested awards granted under the Company’s stock based plans.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model based on the assumption ranges below:

	Years Ended December 31,
	2008	2007	2006

Expected term (years)	4.25	4.25	4.25
Risk-free interest rate	1.6%	3.4%	4.5%
Expected volatility	46-53%	45-46%	65%
Expected dividend	0%	0%	0%
Expected forfeiture rate	5.5%	5.5%	2.9%
Weighted-average fair value at grant date	$8.26	$20.65	$8.01

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE H —	RETIREMENT PLAN

The Company has a 401(k) plan covering substantially all employees. Employer contributions are at the discretion of the Company’s Board of Directors, and the policy is to fund the 401(k) plan contributions as they accrue. The Company contributed $1.8 million, $1.0 million and $0.7 million to the 401(k) plan during the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE I —	EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan (ESPP) for all qualified employees, which was adopted in 2007. The participants’ purchase price under the ESPP is 85% of the lesser of (1) the fair market value of the Company’s common stock as of the beginning of an applicable offering period or (2) the fair market value of the Company’s common stock as of an applicable purchase date. Offering periods generally occur once every twelve months. Under the ESPP, the Company issued 269,872 shares for $0.5 million and 54,658 shares for $0.9 million during the years ended December 31, 2008 and 2007, respectively. During the years ended December 31, 2008 and 2007, the Company recorded $0.2 million and $0.3 million, respectively, in share-based compensation expense related to these ESPP shares. A total of 400,000 shares of the Company’s common stock were authorized under the ESPP. As of December 31, 2008, 75,470 of such shares were available for issuance.

As of December 31, 2008, there was approximately $0.8 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized over a period of approximately 11 months. The fair value of ESPP shares was $1.53 per share.

NOTE J —	RELATED PARTY TRANSACTIONS

The Company has an exclusive license agreement with the Wisconsin Alumni Research Foundation (WARF), a shareholder of the Company, to make, use, sell and otherwise distribute products under certain of WARF’s patents anywhere in the world. The Company is required to pay WARF a royalty for each product sold. The Company has recorded to cost of revenue WARF royalties of $1.3 million, $1.7 million and $1.3 million during the years ended December 31, 2008, 2007 and 2006, respectively. The license agreement expires upon expiration of the patents and may be terminated earlier if the Company so elects. The Company may also grant sublicenses to third parties but must pay WARF 50% of all fees, royalties and other payments received. WARF has the right to terminate the license agreement if the Company does not meet the minimum royalty obligations or satisfy other obligations related to its utilization of the technology. If the Company lost this license, it would be unable to produce or sell the System. The Company had royalty payable balances of $0.6 million and $0.6 million as of December 31, 2008 and 2007, respectively.

In 2006, the Company purchased certain aircraft flight services from a company owned by a member of the Company’s Board of Directors. The Company incurred expenses of $19,000 for this service during the year ended December 31, 2006. The services were not utilized during 2007 or 2008.

The Company incurred fees of $12,000 during the year ended December 31, 2006 in accordance with an agreement with a member of the Company’s Board of Directors who provided consulting services to the Company. The agreement guaranteed a minimum payment of $20,000 per year and was renewable on an annual basis. The agreement was cancelled during 2006.

NOTE K —	INVESTMENT IN COMPACT PARTICLE ACCELERATION CORPORATION

During April 2008, TomoTherapy established a new affiliate, CPAC, to develop a compact proton therapy system for the treatment of cancer. CPAC concluded phase I financing during 2008, and its investors include TomoTherapy, private investors and potential customers.

TomoTherapy holds a call option on the medical technology from CPAC; TomoTherapy maintains overall control of CPAC’s Board of Directors; and CPAC is deemed to be a development stage enterprise. As a result, the Company consolidated CPAC’s accounts into its consolidated financial statements in accordance with ARB No. 51

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and presents the outside stockholders’ interests in CPAC as “Noncontrolling interests” (See Note B). As its investment in CPAC, TomoTherapy contributed intellectual property with a fair market value of approximately $1.9 million. As of December 31, 2008, TomoTherapy’s ownership interest in CPAC was 11.7%.

The following tables present the Company’s December 31, 2008 consolidating financial statements, which summarize the effect of CPAC’s operations on the Company’s overall consolidated financial statements:

CONSOLIDATING BALANCE SHEETS
(In thousands)
(unaudited)

	December 31, 2008
	TomoTherapy	CPAC	Adjustments	Consolidated

Current assets	$261,298	$806	$(180)	$261,924
Investment in affiliate	1,901	—	(1,901)	—
Other non-current assets, net	33,353	2,556	(1,901)	34,008

TOTAL ASSETS	$296,552	$3,362	$(3,982)	$295,932

Current liabilities	$77,198	$321	$(180)	$77,339
Other non-current liabilities	7,185	22	—	7,207
Noncontrolling interests	—	—	2,155	2,155
Common stock	506	178	(178)	506
Additional paid-in capital	660,317	10,980	(12,881)	658,416
Accumulated other comprehensive loss	202	—	—	202
Accumulated deficit	(448,856)	(8,139)	7,102	(449,893)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$296,552	$3,362	$(3,982)	$295,932

CONSOLIDATING STATEMENTS OF OPERATIONS
(In thousands)
(unaudited)

	Year Ended December 31, 2008
	TomoTherapy	CPAC	Adjustments	Consolidated

Revenue	$204,589	$—	$—	$204,589
Cost of revenue	155,083	—	—	155,083

Gross profit	49,506	—	—	49,506

Operating expenses:
Research and development	35,316	7,241	—	42,557
Selling, general and administrative	45,411	925	—	46,336

Total operating expenses	80,727	8,166	—	88,893

Loss from operations	(31,221)	(8,166)	—	(39,387)
Other income	5,701	27	—	5,728

Loss before income tax and noncontrolling interests	(25,520)	(8,139)	—	(33,659)

Income tax expense	10,331	—	—	10,331

Loss before noncontrolling interests	(35,851)	(8,139)	—	(43,990)
Noncontrolling interests	—	—	7,102	7,102

Net income (loss)	$(35,851)	$(8,139)	$7,102	$(36,888)

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE L —	ACQUISITION

On October 31, 2008, the Company acquired 100% of the outstanding capital stock of Chengdu Twin Peak Accelerator Technology Inc. (Twin Peak), a privately held company based in Chengdu, China. The Company believes Twin Peak could be an alternative and secondary source of supply for linear accelerators, a critical component of the System. Total consideration for the acquisition is approximately $3.1 million payable over three installments. The first installment of $0.9 million was paid on closing. After certain agreed upon closing conditions are met, the second installment of $0.8 million is due on July 31, 2009 and the third installment payment of $1.4 million is due on July 31, 2010. Since the selling shareholders have not yet certified compliance with our technical specifications for the linear accelerator design, the Company has the option to either (1) cease linear accelerator development and close Twin Peak, in which case the second and third installments would not be due from the Company, or (2) cease production at the Twin Peak facility and obtain the intellectual property rights to manufacture the linear accelerators elsewhere, in which case an additional payment to the prior owners would be due. During the year ended December 31, 2008, the Company paid $1.2 million in acquisition payments and ancillary closing costs. Twin Peak was consolidated into the Company’s statements of operations for the year ended December 31, 2008.

This transaction was accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. The purchase consideration was allocated based on the fair values of identifiable tangible and intangible assets and liabilities as follows:

Final
Purchase Price
Allocation
(In thousands)

Tangible assets	$883
Intangible assets	1,315

Total assets acquired	$2,198
Liabilities	(980)

Net assets acquired	$1,218

The business combination did not have a material impact on the Company’s results of operations for the year ended December 31, 2008 and would not have materially impacted the Company’s results of operations for the 2008 interim periods had the business combination occurred on January 1, 2008. Further, the business combination would not have had a material impact on the Company’s results of operations for the comparable period in 2007 had the business combination occurred on January 1, 2007.

NOTE M —	OTHER EVENTS

On December 1, 2008, the Company and Hi-Art Co., Ltd. (Hi-Art), its former distributor in Japan, terminated their distribution agreement. In connection with the termination, on July 8, 2008, the Company entered into a memorandum of understanding to acquire certain assets of Hi-Art. The Company and Hi-Art expect to close the transaction during the quarter ending March 31, 2009.

On October 16, 2008, the Company signed a letter of intent with Hitachi Medical Corporation (Hitachi) to distribute the System in Japan. The Company and Hitachi entered into the distribution agreement effective January 1, 2009.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE N —	QUARTERLY FINANCIAL DATA (unaudited)

	Fiscal year 2008
	First	Second	Third	Fourth	Total
(In thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter(1)	Year

Revenue	$38,900	$52,021	$27,374	$86,294	$204,589
Gross profit (loss)	8,218	12,525	(907)	29,670	49,506
Income (loss) from operations	(11,975)	(11,154)	(23,401)	7,143	(39,387)
Net loss	(6,172)	(6,861)	(12,953)	(10,902)	(36,888)
Basic and diluted net loss per share	$(0.12)	$(0.14)	$(0.26)	$(0.22)	$(0.73)
Shares used in basic and diluted per share calculation	50,024	50,173	50,244	50,352	50,199

	Fiscal year 2007
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

Revenue	$51,163	$43,715	$59,221	$78,711	$232,810
Gross profit	21,811	14,524	22,070	28,268	86,673
Income (loss) from operations	6,031	(2,261)	1,320	4,972	10,062
Net income (loss)	3,886	(653)	2,583	4,846	10,662
Net income (loss) attributable to common shareholders	(131,062)	(103,287)	2,583	4,846	(226,920)
Basic net income (loss) per share	(12.13)	(3.15)	0.05	0.10	(6.35)
Diluted net income (loss) per share	$(12.13)	$(3.15)	$0.05	$0.09	$(6.35)
Shares used in basic per share calculation	10,804	32,819	49,130	49,547	35,731
Shares used in diluted per share calculation	10,804	32,819	54,405	54,066	35,731

(1)	During the quarter ended December 31, 2008, the Company established a 100% valuation allowance reserve to offset its net deferred tax assets of $22.4 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures.  Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Report of management on internal control over financial reporting.  The information required to be furnished pursuant to this item is set forth in Item 8 under the caption “Report of Independent Registered Public Accounting Firm” of this Annual Report on Form 10-K.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certificates.  Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rule 13a-14(a) of the Exchange Act are attached as Exhibits to this Annual Report on Form 10-K.

Item 9B.	Other Information

On December 1, 2008, the Company renewed its existing $50 million revolving credit facility with M&I Marshall & Ilsley Bank. The revolving credit facility bears interest at the one-month British Bankers Association LIBOR plus an interest margin of 1.75%, adjusted based on monthly changes to such index, and payable monthly. The credit facility expires on November 30, 2009 and is secured by a general business security agreement. The facility requires the Company to maintain a minimum tangible net worth and a certain ratio of total liabilities to tangible net worth. The Company may be considered in default upon a material adverse change in the Company’s financial condition or if the bank believes the prospect of payment or performance of the facility is impaired. The Company was in compliance with these covenants and there were no amounts outstanding at December 31, 2008 and 2007.

On March 12, 2009, the Company entered into a First Amendment to the Employment Agreement with Stephen C. Hathaway, the Company’s current Chief Financial Officer and Treasurer. Mr. Hathaway had previously announced his intention to retire effective March 31, 2009. The First Amendment extends Mr. Hathaway’s employment on a month-to-month basis until such time as the Company appoints his successor. Mr. Hathaway will receive a bonus for extending his employment beyond March 31, 2009 equivalent to $140,000 prorated for that portion of the fiscal year that he remains employed by the Company.

The foregoing summary of the credit facility and the First Amendment to Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of those agreements, copies of which are filed as Exhibits 10.38, 10.39 and 10.40 to this Annual Report on Form 10-K, and are incorporated by reference herein.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” and is incorporated herein by reference. The information required by this item with respect to our directors, our Audit Committee and its members, and Audit Committee financial expert is incorporated herein by reference to our definitive proxy statement for our 2009 Annual Meeting of Shareholders under the caption “Corporate Governance and Board Matters” or the caption “Audit Committee Report.” The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to our definitive proxy statement for our 2009 Annual Meeting of Shareholders under the caption “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2009 Annual Meeting of Shareholders under the caption “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 with respect to the shares of our common stock that may be issued under our existing equity compensation plans (share amounts are in thousands).

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	the first column)

Equity compensation plans approved by security holders	5,776	$5.17	266
Equity compensation plans not approved by security holders	—	—	—

Total	5,776	$5.17	266

The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of management is incorporated herein by reference to our definitive proxy statement for our 2009 Annual Meeting of Shareholders under the caption “Stock Ownership — Beneficial Ownership of Certain Shareholders, Directors and Executive Officers.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to our definitive proxy statement for our 2009 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.” The information required by this item with respect to director independence is incorporated herein by reference to our definitive proxy statement for our 2009 Annual Meeting of Shareholders under the caption “Corporate Governance and Board of Directors Matters — The Board and Committees of the Board.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2009 Annual Meeting of Shareholders under the caption “Proposal Two — Ratification of the Appointment of the Company’s Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements

The financial statements of TomoTherapy Incorporated are set forth in Item 8 of this Report.

2.	Financial Statement Schedule

		SCHEDULE II
(In thousands)		Valuation and Qualifying Accounts
		Balance at			Balance at
		beginning of			end of
December 31,	Description	year	Increases	Deductions	year
2008	Valuation allowance for deferred tax assets	$1,526	$20,872	$48	$22,350
2007	Valuation allowance for deferred tax assets	$1,253	$297	$24	$1,526
2006	Valuation allowance for deferred tax assets	$13,137	$113	$11,997	$1,253
2008	Reserve for excess and obsolete inventory	$9,243	$1,549	$2,439	$8,353
2007	Reserve for excess and obsolete inventory	$5,261	$5,973	$1,991	$9,243
2006	Reserve for excess and obsolete inventory	$1,496	$3,945	$180	$5,261
2008	Allowance for doubtful accounts receivable	$—	$928	$—	$928
2007	Allowance for doubtful accounts receivable	$—	$—	$—	$—
2006	Allowance for doubtful accounts receivable	$—	$—	$—	$—

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

3.	Exhibits

The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report.

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(9)	Amended and Restated Articles of Incorporation of the Company
3	.2(9)	Amended and Restated Bylaws of the Company
4	.1(2)	Form of the Company’s Common Stock Certificate
10	.1(1)	Lease Agreement, dated January 26, 2005, between the Company and Old Sauk Trails Park Limited Partnership
10	.2(1)	Lease Agreement, dated October 28, 2005, between the Company and Adelphia, LLC
10	.3(1)+	Incentive Stock Option Plan, as amended, and forms of option agreements thereunder
10	.4(1)+	2000 Stock Option Plan, as amended, and forms of option agreements thereunder
10	.5(1)+	2002 Stock Option Plan, as amended, and forms of option agreements thereunder
10	.6(1)	Standard Terms and Conditions of Sale
10	.7(1)	International Standard Terms and Conditions of Sale
10	.8(1)	Tomo Lifecycle Care and Partnership Terms and Conditions
10	.9(1)†	Logistics Services Agreement, dated September 7, 2005, between the Company and Kuehne+ Nagel, Inc.
10	.10(2)†	Development and OEM Supply Agreement, dated January 27, 2003, between the Company and Analogic Corporation

Exhibit
Number		Description

10	.11(2)+	2007 Equity Incentive Plan
10	.12(2)+	2007 Employee Stock Purchase Plan
10	.13(2)	Form of Noncompetition Agreement
10	.14(2)	Form of Assignment of Inventions Agreement
10	.15(2)	Form of Confidentiality Agreement
10	.16(3)†	License Agreement 98-0228, dated February 22, 1999, between the Company and Wisconsin Alumni Research Foundation
10	.17(4)+	Deferred Compensation Plan
10	.18(5)†	Amendment to License Agreement 98-0228, dated April 16, 2007, between the Company and Wisconsin Alumni Research Foundation
10	.19(6)	Stock Purchase Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors
10	.20(6)	Shareholder Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors
10	.21(6)	Investors’ Rights Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors
10	.22(6)†	Limited Exclusive License Agreement, dated February 23, 2007, between the Company and Regents of the University of California
10	.23(6)†	Amendment One to Limited Exclusive License Agreement, dated April 8, 2008, between the Company and Lawrence Livermore National Security, LLC
10	.24(6)†	Limited Exclusive Sublicense Agreement, dated April 25, 2008, between the Company and Compact Particle Acceleration Corporation
10	.25(7)†	Supply Agreement, dated June 25, 2008, between the Company and Hitachi Medical Corporation
10	.26(8)†	Equity Interest Transfer Agreement, dated September 11, 2008, among the Company, Sichuan Nanguang Vacuum Technology Incorporated Ltd., and Yao Chongguo
10	.27(9)	Form of Indemnification Agreement for Directors, Executive Officers, and Controller
10	.28(9)+	Employment Agreement, dated November 5, 2008, between the Company and Frederick A. Robertson
10	.29(9)+	Employment Agreement, dated November 5, 2008, between the Company and Stephen C. Hathaway
10	.30(9)+	Employment Agreement, dated November 5, 2008, between the Company and Steven G. Books
10	.31(9)+	Employment Agreement, dated November 5, 2008, between the Company and Paul J. Reckwerdt
10	.32(10)+	Amendment to Noncompetition Agreement, dated December 16, 2008, between the Company and Paul J. Reckwerdt
10	.33(11)†	Amendment to License Agreement 98-0228, dated December 23, 2008, between the Company and Wisconsin Alumni Research Foundation
10	.34(11)†	Long-term Purchase Agreement, dated December 22, 2008, among the Company, e2v, Inc. and e2v Technologies (UK) Limited
10	.35(12)†	Manufacture and Supply Agreement, dated January 13, 2009 and effective October 8, 2008, between the Company and Siemens AG Healthcare Sector, Components & Vacuum Technology
10	.37*+	Employment Agreement dated November 5, 2008 between the Company and Brenda S. Furlow
10	.38*†	Loan Agreement dated December 1, 2007 between the Company and M&I Marshall & Ilsley Bank
10	.39*†	Promissory Note dated December 1, 2008 by the Company in favor of M&I Marshall & Ilsley Bank
10	.40*+	First Amendment to Employment Agreement dated March 12, 2009 between the Company and Stephen C. Hathaway
23	.1*	Consent of Grant Thornton LLP, independent registered public accounting firm
23	.2*	Consent of Virchow Krause Valuation, LLC
31	.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number		Description

31	.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007 (File No. 333-140600).

(2)	Previously filed as an exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007 (File No. 333-140600).

(3)	Previously filed as an exhibit to Amendment No. 3 to the Company’s registration statement on Form S-1 filed with the SEC on April 19, 2007 (File No. 333-140600).

(4)	Previously filed as an exhibit to Amendment No. 3 to the Company’s registration statement on Form S-1 filed with the SEC on April 19, 2007 (File No. 333-140600) and terminated as reported in Form 8-K filed with the SEC on February 10, 2009 (File No. 001-33452).

(5)	Previously filed as an exhibit to the Company’s registration statement on Form S-1 filed with the SEC on September 21, 2007 (File No. 333-146219).

(6)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on April 28, 2008 (File No. 001-33452).

(7)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 30, 2008 (File No. 001-33452).

(8)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on September 17, 2008 (File No. 001-33452).

(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2008 (File No. 001-33452).

(10)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on December 17, 2008 (File No. 001-33452).

(11)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on December 30, 2008 (File No. 001-33452).

(12)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on January 16, 2009 (File No. 001-33452).

*	Filed herewith.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the corresponding filing and submitted separately to the SEC.

+	Executive compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TomoTherapy Incorporated

By:	/s/ Frederick A. Robertson
Frederick A. Robertson, M.D.
Chief Executive Officer and President

Dated: March 12, 2009

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Stephen C. Hathaway and Brenda S. Furlow his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his or her substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below on March 12, 2009, by the following persons in the capacities indicated.

Name	Position

/s/ Frederick A. Robertson, M.D. Frederick A. Robertson, M.D.	Chief Executive Officer, President and Director (principal executive officer)

/s/ Stephen C. Hathaway Stephen C. Hathaway	Chief Financial Officer and Treasurer (principal financial and accounting officer)

/s/ T. Rockwell Mackie, Ph.D. T. Rockwell Mackie, Ph.D.	Director

/s/ John J. Greisch John J. Greisch	Director

/s/ Sam R. Leno Sam R. Leno	Director

/s/ John J. McDonough John J. McDonough	Director

/s/ Cary J. Nolan Cary J. Nolan	Director

Name	Position

/s/ Carlos A. Perez, M.D. Carlos A. Perez, M.D.	Director

/s/ Roy T. Tanaka Roy T. Tanaka	Director

/s/ Frances S. Taylor Frances S. Taylor	Director

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(9)	Amended and Restated Articles of Incorporation of the Company
3	.2(9)	Amended and Restated Bylaws of the Company
4	.1(2)	Form of the Company’s Common Stock Certificate
10	.1(1)	Lease Agreement, dated January 26, 2005, between the Company and Old Sauk Trails Park Limited Partnership
10	.2(1)	Lease Agreement, dated October 28, 2005, between the Company and Adelphia, LLC
10	.3(1)+	Incentive Stock Option Plan, as amended, and forms of option agreements thereunder
10	.4(1)+	2000 Stock Option Plan, as amended, and forms of option agreements thereunder
10	.5(1)+	2002 Stock Option Plan, as amended, and forms of option agreements thereunder
10	.6(1)	Standard Terms and Conditions of Sale
10	.7(1)	International Standard Terms and Conditions of Sale
10	.8(1)	Tomo Lifecycle Care and Partnership Terms and Conditions
10	.9(1)†	Logistics Services Agreement, dated September 7, 2005, between the Company and Kuehne+ Nagel, Inc.
10	.10(2)†	Development and OEM Supply Agreement, dated January 27, 2003, between the Company and Analogic Corporation
10	.11(2)+	2007 Equity Incentive Plan
10	.12(2)+	2007 Employee Stock Purchase Plan
10	.13(2)	Form of Noncompetition Agreement
10	.14(2)	Form of Assignment of Inventions Agreement
10	.15(2)	Form of Confidentiality Agreement
10	.16(3)†	License Agreement 98-0228, dated February 22, 1999, between the Company and Wisconsin Alumni Research Foundation
10	.17(4)+	Deferred Compensation Plan
10	.18(5)†	Amendment to License Agreement 98-0228, dated April 16, 2007, between the Company and Wisconsin Alumni Research Foundation
10	.19(6)	Stock Purchase Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors
10	.20(6)	Shareholder Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors
10	.21(6)	Investors’ Rights Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors
10	.22(6)†	Limited Exclusive License Agreement, dated February 23, 2007, between the Company and Regents of the University of California
10	.23(6)†	Amendment One to Limited Exclusive License Agreement, dated April 8, 2008, between the Company and Lawrence Livermore National Security, LLC
10	.24(6)†	Limited Exclusive Sublicense Agreement, dated April 25, 2008, between the Company and Compact Particle Acceleration Corporation
10	.25(7)†	Supply Agreement, dated June 25, 2008, between the Company and Hitachi Medical Corporation
10	.26(8)†	Equity Interest Transfer Agreement, dated September 11, 2008, among the Company, Sichuan Nanguang Vacuum Technology Incorporated Ltd., and Yao Chongguo
10	.27(9)	Form of Indemnification Agreement for Directors, Executive Officers, and Controller
10	.28(9)+	Employment Agreement, dated November 5, 2008, between the Company and Frederick A. Robertson
10	.29(9)+	Employment Agreement, dated November 5, 2008, between the Company and Stephen C. Hathaway
10	.30(9)+	Employment Agreement, dated November 5, 2008, between the Company and Steven G. Books
10	.31(9)+	Employment Agreement, dated November 5, 2008, between the Company and Paul J. Reckwerdt
10	.32(10)+	Amendment to Noncompetition Agreement, dated December 16, 2008, between the Company and Paul J. Reckwerdt

Exhibit
Number		Description

10	.33(11)†	Amendment to License Agreement 98-0228, dated December 23, 2008, between the Company and Wisconsin Alumni Research Foundation
10	.34(11)†	Long-term Purchase Agreement, dated December 22, 2008, among the Company, e2v, Inc. and e2v Technologies (UK) Limited
10	.35(12)†	Manufacture and Supply Agreement, dated January 13, 2009 and effective October 8, 2008, between the Company and Siemens AG Healthcare Sector, Components & Vacuum Technology
10	.37*+	Employment Agreement dated November 5, 2008 between the Company and Brenda S. Furlow
10	.38*†	Loan Agreement dated December 1, 2007 between the Company and M&I Marshall & Ilsley Bank
10	.39*†	Promissory Note dated December 1, 2008 by the Company in favor of M&I Marshall & Ilsley Bank
10	.40*+	First Amendment to Employment Agreement dated March 12, 2009 between the Company and Stephen C. Hathaway
23	.1*	Consent of Grant Thornton LLP, independent registered public accounting firm
23	.2*	Consent of Virchow Krause Valuation, LLC
31	.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007 (File No. 333-140600).

(2)	Previously filed as an exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007 (File No. 333-140600).

(3)	Previously filed as an exhibit to Amendment No. 3 to the Company’s registration statement on Form S-1 filed with the SEC on April 19, 2007 (File No. 333-140600).

(4)	Previously filed as an exhibit to Amendment No. 3 to the Company’s registration statement on Form S-1 filed with the SEC on April 19, 2007 (File No. 333-140600) and terminated as reported in Form 8-K filed with the SEC on February 10, 2009 (File No. 001-33452).

(5)	Previously filed as an exhibit to the Company’s registration statement on Form S-1 filed with the SEC on September 21, 2007 (File No. 333-146219).

(6)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on April 28, 2008 (File No. 001-33452).

(7)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 30, 2008 (File No. 001-33452).

(8)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on September 17, 2008 (File No. 001-33452).

(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2008 (File No. 001-33452).

(10)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on December 17, 2008 (File No. 001-33452).

(11)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on December 30, 2008 (File No. 001-33452).

(12)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on January 16, 2009 (File No. 001-33452).

*	Filed herewith.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the corresponding filing and submitted separately to the SEC.

+	Executive compensation plan or arrangement.