Form 10-K/A
period 2008-12-31
TomoTherapy Inc
filed 2009-04-01
CIK 1317872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33452
TomoTherapy Incorporated
(Exact name of Registrant as specified in its charter)

Wisconsin	39-1914727
(State of Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

1240 Deming Way, Madison, Wisconsin	53717
(Address of principal executive offices)	(Zip Code)
(608) 824-2800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	NASDAQ Global Select Market
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

Item 9A. Controls and Procedures
SIGNATURES
EXHIBIT INDEX
EX-31.1
EX-31.2
EX-32.1
EX-32.2

EXPLANATORY NOTE
TomoTherapy Incorporated is amending Part II, Item 9A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for the purpose of including its “Report of Management on Internal Control over Financial Reporting,” which was originally omitted. The complete text of Item 9A and the “Report of Management on Internal Control over Financial Reporting” as so amended is set forth in full below.

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
     Report of management on internal control over financial reporting. The information required to be furnished pursuant to this item is set forth under the caption “Report of Management on Internal Control over Financial Reporting” of this Annual Report on Form 10-K.
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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management of TomoTherapy Incorporated and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.
     Grant Thornton LLP has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2008, which appears on page 70 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
     Dated: April 1, 2009

TomoTherapy Incorporated
By:	/s/ Frederick A. Robertson
Frederick A. Robertson, M.D.
Chief Executive Officer and President

EXHIBIT INDEX

Exhibit
Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.