Form 10-K/A
period 2008-12-31
TomoTherapy Inc
filed 2009-05-12
CIK 1317872

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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

EXPLANATORY NOTE
     We originally filed our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Original 10-K”) with the Securities and Exchange Commission (the “SEC”) on March 12, 2009 (the “Original Filing Date”), and we subsequently amended the Original 10-K by filing Amendment No. 1 on Form 10-K/A with the SEC on April 1, 2009 (the Original 10-K, as so amended, our “Form 10-K”) to include our “Report of Management on Internal Control over Financial Reporting.” The purpose of this Amendment No. 2 on Form 10-K/A (this “Amendment”) is to restate our consolidated financial statements as of December 31, 2008 and for the year then ended included in our Form 10-K. On April 15, 2009, our management and the Audit Committee of our Board of Directors determined that our financial statements as of December 31, 2008 and for the year then ended required restatement to correct errors in the accounting for income taxes. The errors were the result of establishing a tax valuation allowance for unrecognized tax benefits which had already been reserved for and a failure to consider all future sources of taxable income, such as items in Other Comprehensive Income, in the evaluation of the valuation allowance. We have also netted the liability for unrecognized tax benefits as of December 31, 2008 against the carrying amount of related deferred tax asset credit carryforwards, reclassified certain current and noncurrent deferred tax assets and liabilities and adjusted accrued expenses related to our acquisition due to reclassifying estimated deferred tax assets recorded at the time of the acquisition.
     As a result of these errors in the accounting for income taxes, our 2008 net loss was overstated and shareholders’ equity was understated by $3.4 million. In addition, our current deferred tax assets were understated by $0.5 million, non-current deferred tax liabilities were understated by $0.5 million and other non-current liabilities were overstated by $3.6 million. Finally, our loss per share was overstated by $0.06 per share. There was no impact on net cash used in operating activities, the net decrease in cash and equivalents for the year ended December 31, 2008 or the balance of cash and equivalents as of December 31, 2008.
     Please see Note C to our consolidated financial statements for further information relating to the restatement.
     This Amendment only amends and restates Items 6, 7, 8 and 9A of Part II and Item 15 of Part IV of our Form 10-K, in each case, solely as a result of, and to reflect, the restatement, and no other information in our Form 10-K is amended hereby. Thus, for the avoidance of doubt, the foregoing items have not been updated or modified to reflect any events that have occurred after the Original Filing Date, other than the restatement. Accordingly, when used in our Form 10-K or this Amendment, words such as “current” and “currently” continue to refer to the state of facts or opinion as of March 12, 2009, and references to the date of “this Annual Report on Form 10-K” continue to constitute references to the Original Filing Date. Notwithstanding the foregoing, all references to “this Annual Report on Form 10-K” contained in our Form 10-K and this Amendment shall be deemed to be references to our Form 10-K, as amended pursuant to this Amendment. Pursuant to the rules of the SEC, Item 15 of Part IV of the Form 10-K has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

TomoTherapy Incorporated
INDEX

Page
Part II
Item 6. Selected Financial Data	4
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item 8. Financial Statements and Supplementary Data	27
Item 9A. Controls and Procedures	59

Part IV
Item 15. Exhibits and Financial Statement Schedules	60
Signatures	64
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART II
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
Consolidated Balance Sheet data (in thousands):

	As of December 31,
	2008 (4)	2007	2006	2005	2004
	(Restated)
Cash and equivalents	$65,967	$191,780	$20,137	$30,396	$1,950
Short-term investments	88,825	—	—	—	—
Receivables, net	41,259	44,108	19,050	14,235	5,036
Inventories, net	63,983	53,171	40,026	28,283	15,740
Working capital (deficit)	185,228	211,449	7,446	7,792	(4,187)
Total assets	296,428	325,142	109,314	82,303	29,069
Deferred revenue and customer deposits	43,633	35,338	43,307	49,281	16,133
Long-term debt (including current maturities)	727	841	875	214	283
Redeemable convertible preferred stock	—	—	212,663	166,402	84,234
Total shareholders’ equity (deficit)	213,594	239,657	(184,117)	(151,406)	(83,720)
Consolidated Statement of Operations data (in thousands except per share data):

	Years Ended December 31,
	2008 (4)	2007	2006	2005	2004
	(Restated)
Revenue	$204,589	$232,810	$156,102	$75,754	$45,460
Income (loss) before income tax, noncontrolling interests and cumulative effect of change in accounting principle	(33,659)	16,450	7,731	317	3,032
Income tax expense (benefit)	6,931	5,788	(7,184)	78	151
Noncontrolling interests	7,102	—	—	—	—
Cumulative effect of change in accounting principle (1)	—	—	(2,140)	—	—

Net income (loss)	(33,488)	10,662	12,775	239	2,881
Accretion of redeemable convertible preferred stock (2)	—	(237,582)	(46,253)	(68,075)	(41,960)

Net loss attributable to common shareholders	$(33,488)	$(226,920)	$(33,478)	$(67,836)	$(39,079)

Basic and diluted net loss per share attributable to common shareholders	$(0.67)	$(6.35)	$(3.78)	$(8.48)	$(5.40)

Weighted average common shares used in computing basic and diluted net loss per share attributable to common shareholders	50,199	35,731	8,856	7,996	7,234

Pro forma basic net income per share (3)	—	$0.24	$0.36	—	—

Pro forma diluted net income per share (3)	—	$0.21	$0.32	—	—

Pro forma weighted average number of shares used in computing basic net income per share (3)	—	45,028	35,366	—	—
Pro forma weighted average number of shares used in computing diluted net income per share (3)	—	49,919	40,130	—	—

(1)	Represents impact of the adoption of Staff Position 150-5, Issuer’s Accounting under Financial Accounting Standards Board (FASB) Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable (“FSP 150-5”). Pursuant to FSP 150-5, we were required to classify our outstanding warrants to purchase preferred stock as a liability on our balance sheet and record adjustments to their fair value in our statements of operations at the end of each reporting period. For the year ended December 31, 2006, the impact of the change in accounting principle was to decrease net income by $3.1 million, consisting of a $2.2 million cumulative effect adjustment for the change in accounting principle as of January 1, 2006, when the Company adopted FSP 150-5, and $0.9 million of expense that was recorded in other income (expense), net to reflect the increase in fair value between January 1, 2006 and December 31, 2006. The warrants were subject to revaluation at each balance sheet date and any change in fair value was recognized as a component of other income (expense), net, until the completion of the Company’s initial public offering when the preferred warrants converted to common stock warrants.

(2)	Accretion of redeemable convertible preferred stock represents the impact attributable to the increase in the fair market value of shares of our redeemable convertible preferred stock prior to their conversion into shares of our common stock upon the closing of our initial public offering. The holders of Series A, B, C and D preferred stock had the option to put their stock back to us at the greater of (i) the original purchase price plus accrued dividends, or (ii) the fair market value of the stock. The holders of Series E preferred stock had the option to put their stock back to us at the original purchase price plus accrued dividends. The put option and the related accretion of the preferred stock terminated upon the completion of our initial public offering when all of our issued and outstanding shares of preferred stock converted to common stock.

(3)	Pro forma net income per share gives effect to the conversion upon the closing of our initial public offering of all of our issued and outstanding shares of preferred stock on a one-for-one basis into shares of our common stock.

(4)	The Company determined that its financial statements as of December 31, 2008 and for the year then ended required restatement to correct errors in the accounting for income taxes. See Note C to our consolidated financial statements for further information relating to the restatement.

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
Restatement
     We determined that our financial statements as of December 31, 2008 and for the year then ended required restatement to correct errors in the accounting for income taxes. The errors were the result of establishing a tax valuation allowance for unrecognized tax benefits which had already been reserved for and a failure to consider all future sources of taxable income, such as items in Other Comprehensive Income, in the evaluation of the valuation allowance. We have also netted the liability for unrecognized tax benefits as of December 31, 2008 against the carrying amount of related deferred tax asset credit carryforwards, reclassified certain current and noncurrent deferred tax assets and liabilities and adjusted accrued expenses related to our acquisition due to reclassifying estimated deferred tax assets recorded at the time of the acquisition. See Note C to our consolidated financial statements for further information relating to the restatement. The corrections have been incorporated into Management’s Discussion and Analysis of Financial Condition and Results of Operations below.
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
     For the years ended December 31, 2008 and 2007, our revenue was $204.6 million and $232.8 million, respectively, a decrease of 12%. We believe that a combination of the current global economic downturn, the ongoing credit crisis, our transition in sales leadership and enhanced competitive pressure resulted in fewer Hi Art systems being installed and accepted in 2008 versus 2007. Our net loss for the year ended December 31, 2008 was $33.5 million, and our net income for the year ended December 31, 2007 was $10.7 million. The decreased profitability in 2008 was primarily caused by the sale of 18% fewer systems, continued investments in our service operations and a charge of $17.8 million related to the establishment of a valuation allowance against our deferred tax assets. Although our revenue decreased from the prior year and we experienced a net loss, we remain in a strong capital position with $155 million of cash and short-term investments as of December 31, 2008. Thus, we are readily able to fund ongoing operations and to invest in future product offerings. Our total assets decreased to $296.4 million at December 31, 2008 from $325.1 million at December 31, 2007, a decrease of $28.7 million or 9%, which is primarily attributable to reduced cash balances and the establishment of the aforementioned deferred tax asset valuation allowance. In an effort to conserve our cash resources, we are carefully monitoring our ongoing expenditures, as was evidenced by a 16% decrease in operating expenses during the fourth quarter 2008 versus 2007 and by our December 2008 reduction in staff.
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
     Our revenue projections can be impacted by a number of factors, including the following:
•	Shipments of the Hi Art system generally occur 9 to 12 months after the order is received. Timing of deliveries can be affected by factors out of our control such as construction delays at customer project sites and customer credit issues. We generally recognize revenue from a system sale upon customer acceptance, which usually occurs three to four weeks after delivery. Each installation represents a significant percentage of our revenue for a particular quarter.

•	Our geographic mix of customers may impact our average selling prices. Increased sales of the Hi Art system outside of North America have tended to favorably impact our gross margins due to higher average selling prices in these markets. We intend to continue to expand our international selling efforts, although we cannot be certain that favorable pricing trends will continue nor can we be certain of how foreign currency exchange rates will impact our financial results in the future.

•	Our ability to demonstrate the clinical benefits of the Hi Art system compared to competing systems is a factor in our ability to influence the market demand for the Hi Art system. To compete effectively, we may need to offer additional features that could require substantial internal resources to develop.

•	Our focus on sales to for-profit, multi-center customers in the United States may require us to lower selling prices, as these customers tend to be more price-conscious. In addition, we have a limited history of working with these for-profit, multi-center customers. Orders from these customers may remain in backlog longer than those from customers who place single unit orders, as units sold to multi-center customers tend to install sequentially over a longer period of time.

•	The Hi Art system is a major capital equipment item that represents a significant purchase for most of our customers. If the global economy continues its downward trend, our customers may choose to delay some of their capital spending, and, as a result, our incoming orders and subsequent revenue recognition may be materially adversely affected.
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
Income tax expense (benefit)
     Multiple taxing jurisdictions and projected financial earnings or losses. We are subject to taxes on earnings in the United States and in numerous foreign jurisdictions. Significant judgments and estimates are required when evaluating our tax positions and determining our provision for taxes on earnings. As a result, our worldwide effective tax rate may fluctuate based on a number of factors including variations in projected taxable income in the numerous geographic locations in which we operate, changes in the valuation of our deferred tax assets, tax positions taken on tax returns filed in the geographic locations in which we operate, introduction of new accounting standards and changes in tax liabilities to address potential tax exposures related to business and income tax positions we have taken that could be challenged by taxing authorities
     Deferred tax asset valuation allowance. During the fourth quarter of 2008, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), we recorded a 100% valuation allowance against our net deferred tax assets in domestic and certain foreign jurisdictions. SFAS No. 109 requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The valuation allowance was established primarily due to our three-year cumulative net taxable loss as of December 31, 2008, our projected taxable loss in 2009, our decreased backlog and the challenging near-term economic conditions. As of September 30, 2008, we believed that there was a more likely than not possibility that our deferred assets would be recovered. As a result of the valuation allowance, there will be no net federal tax benefit recorded against the losses that we expect to incur during 2009.
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

Results of Operations
     The following table sets forth our statements of operations as a percentage of revenue for the periods indicated:

	Years ended December 31,
	2008	2007	2006
	(Restated)
Revenue	100.0%	100.0%	100.0%
Cost of revenue	75.8	62.8	65.8

Gross profit	24.2	37.2	34.2

Operating expenses:
Research and development	20.8	14.7	13.7
Selling, general and administrative	22.7	18.2	14.8

Total operating expenses	43.5	32.9	28.5

Income (loss) from operations	(19.3)	4.3	5.7
Other income (expense)	2.8	2.8	(0.7)

Income (loss) before income tax, noncontrolling interests and cumulative effect of change in accounting principle	(16.5)	7.1	5.0
Income tax expense (benefit)	3.4	2.5	(4.6)

Income (loss) before noncontrolling interests and cumulative effect of change in accounting principle	(19.9)	4.6	9.6
Noncontrolling interests	3.5	0.0	0.0

Income (loss) before cumulative effect of change in accounting principle	(16.4)	4.6	9.6
Cumulative effect of change in accounting principle	0.0	0.0	(1.4)

Net income (loss)	(16.4)%	4.6%	8.2%

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
Income tax expense
     We recorded income tax expense of $6.9 million for the year ended December 31, 2008. Although we had a net loss during 2008, we established a $17.8 million valuation allowance against net deferred tax assets in domestic and certain foreign jurisdictions, which resulted in an expense rather than a benefit for the year. We recorded income tax expense of $5.8 million for the year ended December 31, 2007.
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

     We also renewed our $50 million line of credit during 2008, of which there were no borrowings as of December 31, 2008 and 2007. Our working capital, which is calculated by subtracting our current liabilities from our current assets, was $185.2 million at December 31, 2008, compared to $211.4 million at December 31, 2007, a decrease of $26.2 million or 12%. Our shareholders’ equity was $213.6 million at December 31, 2008, compared with $239.7 million at December 31, 2007, a decrease of $26.1 million or 11%. The decreases in our working capital and our shareholders’ equity are primarily related to our large operating loss during 2008.
Cash Flows
     Cash flows from operating activities
     Net cash used in operating activities was $36.2 million for the year ended December 31, 2008. This included a net loss of $33.5 million, which was adjusted for the following noncash items: $8.7 million of depreciation and amortization, $7.3 million of deferred income tax benefits, $7.1 million of noncontrolling interests and $4.7 million of share-based compensation. Receivables decreased by $1.3 million due to higher collections and to an increase in the bad debt reserve. Additionally, the average number of days our receivables were outstanding improved to 45 days as of December 31, 2008 from 50 days as of December 31, 2007 due primarily to improved collections. Inventory increased by $10.3 million due to a larger number of finished systems awaiting shipment and to an increase in the number of global inventory depots for the stocking of spare parts. Accounts payable decreased by $9.8 million, as our inventory purchasing decreased as a result of our decision to slow manufacturing activity during the fourth quarter. Accrued expenses decreased by $5.3 million due primarily to the decrease of bonus, commission and warranty accruals. Deferred revenue increased by $12.5 million due largely to an increase in deferred service contract revenue, as more customers entered into service contracts due to growth in the installed base. In addition, two systems were awaiting customer acceptance as of December 31, 2008 compared to none as of December 31, 2007. Customer deposits decreased by $4.8 million due to a lower number of new orders received during the fourth quarter.
     Net cash used in operating activities was $10.1 million for the year ended December 31, 2007. This included net income of $10.7 million, $6.5 million of depreciation and amortization, $4.8 million of excess tax benefits from share-based compensation, $3.5 million of deferred income tax expenses and $3.3 million of share-based compensation. Accounts receivable increased by $25.1 million due to a larger number of system shipments and acceptances and the timing of these billing events. Inventory increased by $13.1 million due to inventory purchased to meet increased sales demand as well as an increase in our world-wide service inventory depots. Also contributing to the increase in inventory were additional systems in process. Deferred revenue decreased by $4.7 million as there were fewer delivered systems awaiting acceptance at December 31, 2007 compared to December 31, 2006. Customer deposits decreased by $3.3 million as advanced payments were generally smaller in 2007 as compared to 2006, which was partially offset by more orders in backlog. Accrued expenses increased by $10.2 million due to higher employee related accruals. Accounts payable increased by $3.7 million due to the timing of payments, increased purchases of inventory and the overall growth of our business. Accrued warranty increased by $2.7 million due to a higher number of units under warranty at the end of 2007 compared to the end of 2006.
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
     Net cash provided by financing activities was $194.0 million for the year ended December 31, 2007. This included $184.7 million in net proceeds from our initial public offering, $4.8 million in excess tax benefits from share-based compensation, $3.2 million in proceeds from the exercise of employee stock options and $0.9 million from the issuance of our common stock related to our Employee Stock Purchase Plan.
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
     The table of contractual obligations and commitments also does not include our unrecognized tax benefits related to FIN No. 48, which were $4.1 million at December 31, 2008. We have never been a tax rate payer due to the existence of unutilized net operating losses; therefore, there is a high degree of uncertainty regarding the timing of any adjustment to these unrecognized benefits. Further, any negative impact from future tax audits would not result in a cash liability until our net operating losses are utilized.
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
Revenue Recognition
     Revenue is recognized from Hi Art system sales, including sales to distributors, and related services when earned in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when the following criteria are met: persuasive evidence of an arrangement exists, title and risk of loss have been transferred to the customer, the sales price is fixed or determinable and collection is reasonably assured.
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
     We sell optional software packages. The selling price, cost and functionality of this software is incidental to the operation of the Hi Art system itself. We recognize revenue for these software packages in accordance with SOP No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Agreements. We recognize license revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivable is reasonably assured and delivery of the product has occurred, provided that all other criteria for revenue recognition under SOP No. 97-2 have been met. Revenue earned on software arrangements involving multiple elements is allocated to each element based on vendor specific objective evidence (VSOE) of fair value, which is based on the price charged when the same element is sold separately. In instances when evidence of VSOE of all undelivered elements exists, evidence does not exist for one or more delivered elements and the fair value of all of the undelivered elements is less than the arrangement fee, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Therefore, to the extent that a discount exists, we attribute the discount entirely to the delivered elements.
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
     During 2008, in accordance with the provisions of SFAS No. 109, we recorded a 100% valuation allowance reserve against our net deferred tax assets in domestic and certain foreign jurisdictions. SFAS No. 109 requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The valuation allowance was established based on our three-year cumulative net loss as of December 31, 2008 and our near-term financial forecasts. As a result, we believe that there is a more likely than not possibility that we will not be able to realize the net deferred tax assets during the foreseeable future. Therefore, there will be no net federal benefit recorded against the losses that we currently expect to generate in 2009.

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
Investments
     We account for investments in accordance with SFAS No. 157, Fair Value Measurements (SFAS No.157). In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP No. 157-2), which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
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

Item 8. Financial Statements and Supplementary Data
TomoTherapy Incorporated and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
TomoTherapy Incorporated
We have audited the accompanying consolidated balance sheets of TomoTherapy Incorporated (a Wisconsin corporation) and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related statements of operations, temporary equity and shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
As discussed in Note C, the accompanying consolidated financial statements have been restated. The restatement relates to corrections in the accounting for income taxes.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2009 (except for the material weakness discussed in paragraph three of the Report of Management on Internal Control over Financial Reporting as to which the date is May 12, 2009) expressed an adverse opinion thereon.

/s/ GRANT THORNTON LLP
Madison, Wisconsin
March 12, 2009 (except for Note C, as to which the date is May 12, 2009)

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2008	2007
	(Restated)
ASSETS
Cash and equivalents	$65,967	$191,780
Short-term investments	88,825	—
Receivables, net	41,259	44,108
Inventories, net	63,983	53,171
Deferred tax assets	496	3,433
Prepaid expenses and other current assets	1,890	1,622

Total current assets	262,420	294,114
Property and equipment, net	22,157	19,894
Deferred tax assets	—	4,492
Other non-current assets, net	11,851	6,642

TOTAL ASSETS	$296,428	$325,142

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$7,804	$17,655
Accrued expenses	18,324	21,699
Accrued warranty	7,431	7,973
Deferred revenue	28,139	15,517
Customer deposits	15,494	19,821

Total current liabilities	77,192	82,665
Other non-current liabilities	3,487	2,820

Total liabilities	80,679	85,485

COMMITMENTS AND CONTINGENCIES (Note F)

Noncontrolling interests	2,155	—

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value, 10,000,000 shares authorized at December 31, 2008 and December 31, 2007; no shares issued and outstanding at December 31, 2008 and December 31, 2007	—	—
Common stock, $.01 par value, 200,000,000 shares authorized at December 31, 2008 and December 31, 2007; 52,065,400 and 52,063,768 shares issued and outstanding at December 31, 2008 and 49,742,209 and 49,740,577 shares issued and outstanding at December 31, 2007	506	497
Additional paid-in capital	659,379	652,688
Treasury stock, 1,632 shares at cost	—	—
Accumulated other comprehensive income (loss)	202	(523)
Accumulated deficit	(446,493)	(413,005)

Total shareholders’ equity	213,594	239,657

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$296,428	$325,142

The accompanying notes are an integral part of these consolidated statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
	(Restated)

Revenue	$204,589	$232,810	$156,102
Cost of revenue	155,083	146,137	102,653

Gross profit	49,506	86,673	53,449

Operating expenses:
Research and development	42,557	34,304	21,397
Selling, general and administrative	46,336	42,307	23,119

Total operating expenses	88,893	76,611	44,516

Income (loss) from operations	(39,387)	10,062	8,933
Other income (expense):
Interest income	4,754	6,056	1,292
Interest expense	(49)	(221)	(1,172)
Other income (expense), net	1,023	553	(1,322)

Total other income (expense)	5,728	6,388	(1,202)

Income (loss) before income tax, noncontrolling interests and cumulative effect of change in accounting principle	(33,659)	16,450	7,731
Income tax expense (benefit)	6,931	5,788	(7,184)

Income (loss) before noncontrolling interests and cumulative effect of change in accounting principle	(40,590)	10,662	14,915
Noncontrolling interests	7,102	—	—

Income (loss) before cumulative effect of change in accounting principle	(33,488)	10,662	14,915
Cumulative effect of change in accounting principle	—	—	(2,140)

Net income (loss)	(33,488)	10,662	12,775
Accretion of redeemable convertible preferred stock	—	(237,582)	(46,253)

Net loss attributable to common shareholders	$(33,488)	$(226,920)	$(33,478)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.67)	$(6.35)	$(3.78)

Weighted average common shares outstanding used in computing net loss per share attributable to common shareholders:
Basic and diluted	50,199	35,731	8,856

The accompanying notes are an integral part of these consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY
AND SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Temporary Equity		Shareholders’ Equity (Deficit)
						Accumulated
	Redeemable Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity (Deficit)
Balance at December 31, 2005	25,221	$166,402	8,438	$84	$1,013	$—	$(152,503)	$(151,406)
Net income	—	—	—	—	—	—	12,775	12,775
Accretion of preferred stock to redemption value	—	46,253	—	—	—	—	(46,253)	(46,253)
Exercise of stock options	—	—	826	9	970	—	—	979
Share-based compensation expense	—	—	—	—	232	—	—	232
Reclassification of warrants to liabilities	—	—	—	—	(444)	—	—	(444)
Issuance costs for Series E preferred stock	—	8	—	—	—	—	—	—

Balance at December 31, 2006	25,221	212,663	9,264	93	1,771	—	(185,981)	(184,117)
Net income	—	—	—	—	—	—	10,662	10,662
Other comprehensive loss	—	—	—	—	—	(523)	—	(523)

Comprehensive income	—	—	—	—	—	—	—	10,139

Accretion of preferred stock to redemption value	—	237,582	—	—	—	—	(237,582)	(237,582)
Exercise of stock options .	—	—	2,850	28	3,155	—	—	3,183
Exercise of common stock warrants	—	—	3	—	—	—	—	—
Exercise of preferred stock warrants	456	3,993	—	—	—	—	—	—
Issuance of contingent common shares	—	—	1,289	13	91	—	(104)	—
Share-based compensation expense	—	—	—	—	3,318	—	—	3,318
Income tax benefit related to stock options	—	—	—	—	4,763	—	—	4,763
Reclassification of warrant liability to equity	—	—	—	—	165	—	—	165
Initial public offering, net of issuance costs of $2.7 million	—	—	10,603	106	184,575	—	—	184,681
Issuance of common stock under employee stock purchase plan	—	—	55	—	869	—	—	869
Conversion of redeemable convertible preferred stock	(25,677)	(454,238)	25,677	257	453,981	—	—	454,238

Balance at December 31, 2007	—	—	49,741	497	652,688	(523)	(413,005)	239,657
Net loss (Restated)	—	—	—	—	—	—	(33,488)	(33,488)
Other comprehensive income	—	—	—	—	—	725	—	725

Comprehensive loss	—	—	—	—	—	—	—	(32,763)

Issuance of common stock under employee stock purchase plan	—	—	270	3	537	—	—	540
Issuance of restricted stock	—	—	1,494	—	—	—	—	—
Exercise of stock options	—	—	555	6	1,415	—	—	1,421
Exercise of common stock warrants	—	—	4	—	8	—	—	8
Share-based compensation expense	—	—	—	—	4,731	—	—	4,731

Balance at December 31, 2008 (Restated)	—	$—	52,064	$506	$659,379	$202	$(446,493)	$213,594

The accompanying notes are an integral part of these consolidated statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2008	2007	2006
	(Restated)
Cash flows from operating activities:
Net income (loss)	$(33,488)	$10,662	$12,775
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,682	6,503	3,053
Share-based compensation	4,731	3,318	232
Excess tax benefit from share-based compensation	—	(4,763)	—
Deferred income tax provision (benefit)	7,269	3,544	(7,797)
Noncontrolling interests	(7,102)	—	—
Other noncash items	308	877	2,995
Changes in operating assets and liabilities:
Receivables	1,271	(25,058)	(4,815)
Inventories	(10,269)	(13,145)	(11,743)
Other assets	(416)	(608)	(176)
Accounts payable	(9,836)	3,695	6,618
Accrued expenses	(4,718)	10,222	6,350
Accrued warranty	(542)	2,666	2,384
Deferred revenue	12,466	(4,687)	9,110
Customer deposits	(4,815)	(3,282)	(15,084)
Other liabilities	295	—	—

Net cash provided by (used in) operating activities	(36,164)	(10,056)	3,902

Cash flows from investing activities:
Purchases of property and equipment	(7,596)	(8,320)	(10,974)
Purchases of test systems	(2,777)	(2,963)	(4,671)
Purchases of short-term investments	(87,009)	—	—
Other investing activities	(2,217)	(487)	(378)

Net cash used in investing activities	(99,599)	(11,770)	(16,023)

Cash flows from financing activities:
Proceeds from notes payable	—	—	900
Payments on notes payable	(114)	(34)	(25)
Proceeds from initial public offering, net of issuance costs	—	184,681	—
Proceeds from issuance of preferred stock	—	—	8
Proceeds from employee stock purchase plan	540	869	—
Proceeds from exercises of stock options and warrants	1,429	3,713	979
Proceeds from issuance of CPAC common stock	9,257	—	—
Excess tax benefit from share-based compensation	—	4,763	—

Net cash provided by financing activities	11,112	193,992	1,862
Effect of exchange rate changes on cash and equivalents	(1,162)	(523)	—

Increase (decrease) in cash and equivalents	(125,813)	171,643	(10,259)
Cash and equivalents at beginning of year	191,780	20,137	30,396

Cash and equivalents at end of year	$65,967	$191,780	$20,137

Supplemental disclosure of cash flow information:
Interest paid	$70	$233	$97
Income taxes paid	386	1,165	172

Supplemental disclosure of noncash investing activities and financing activities:
Leasehold improvements funded by landlord	$143	$524	$—
Reclassification of preferred stock warrants to liability	—	—	444
Reclassification of preferred stock warrants to equity	—	3,630	—
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

     Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No.157), for its financial assets and liabilities. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
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
Accrued Expenses
     Accrued expenses consisted of the following (in thousands):

	December 31,
	2008	2007
	(Restated)
Commissions, severance and payroll-related	$6,290	$6,597
Bonuses	108	5,249
Other	11,926	9,853

	$18,324	$21,699

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
Net Income (Loss) Per Share of Common Stock
     Net income (loss) per share of common stock is as follows:

	Years ended December 31,
	2008	2007	2006
	(Restated)
Basic and diluted:
Income (loss) before cumulative effect of change in accounting principle	$(0.67)	$0.30	$1.68
Cumulative effect of change in accounting principle	—	—	(0.24)

Net income (loss)	$(0.67)	$0.30	$1.44

Net loss attributable to common shareholders	$(0.67)	$(6.35)	$(3.78)

Weighted average common shares outstanding used in computing net loss per share attributable to common shareholders:
Basic and diluted	50,199	35,731	8,856

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

Pro forma net income (loss) per share assuming conversion of preferred stock at the beginning of each period presented, contingent common shares, outstanding stock options and warrants were as follows (in thousands, except per share amounts):

	Years ended December 31,
	2008	2007	2006
	(Restated)
Historical
Numerator:
Net loss attributable to common shareholders	$(33,488)	$(226,920)	$(33,478)

Denominator for basic and diluted net loss per share:
Weighted-average shares of common stock outstanding	50,199	35,731	8,856

Net loss attributable to common shareholders per share — basic and diluted	$(0.67)	$(6.35)	$(3.78)

Pro forma (unaudited)
Numerator:
Net loss attributable to common shareholders		$(226,920)	$(33,478)
Pro forma adjustment to add back accretion of redeemable convertible preferred stock		237,582	46,253

Pro forma net income		$10,662	$12,775

Denominator for pro forma basic net income per share:
Weighted-average shares of common stock outstanding		35,731	8,856
Pro forma adjustments to reflect assumed conversion of preferred stock (as if converted)		8,845	25,221
Pro forma adjustment to reflect assumed conversion of contingent common shares (as if converted)		452	1,289

Shares used to compute pro forma basic net income per share		45,028	35,366

Pro forma basic net income per share		$0.24	$0.36

Denominator for pro forma diluted net income per share:
Weighted-average shares of common stock outstanding		35,731	8,856
Pro forma adjustments to reflect assumed conversion of preferred stock (as if converted)		8,845	25,221
Pro forma adjustment to reflect assumed conversion of contingent common shares (as if converted)		452	1,289
Pro forma adjustments to reflect assumed exercise of warrants and stock options using treasury stock method		4,891	4,764

Shares used to compute pro forma diluted net income per share		49,919	40,130

Pro forma diluted net income per share		$0.21	$0.32

Pro forma outstanding anti-dilutive securities not included in diluted earnings per share calculation
Stock options and warrants		173	2,152

     Pro forma net income (loss) per share assumes conversion of redeemable convertible preferred stock, contingent common shares, and outstanding stock options and warrants at the beginning of each period. Each share of Series A, B, C, D and E preferred stock entitled the holder to certain rights (see Note G). Each share of preferred stock was convertible into one share of common stock at the option of the holder, subject to certain anti-dilution adjustments. All preferred stock automatically converted to common stock at the time of the Company’s initial public offering, which was completed on May 8, 2007. As such, all redeemable convertible preferred stock was converted into 25,676,856 shares of common stock. In addition to the conversion features, the Series A Investment Agreement contained a contingent provision that entitled the Company’s founders and the holders of the Series A preferred stock to receive one share of the Company’s common stock for each 2.86 shares of Series A preferred stock held for a total of 1,288,669 shares of common stock. For the year ended December 31, 2007, preferred stock and contingent common shares are weighted assuming the shares were outstanding for 128 days. Conversion of options and warrants was assumed at the beginning of such periods or at the time of issuance, if later.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157

(FSP No. 157-2), which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS No. 157 in 2008 with respect to its financial assets and liabilities, but has delayed its adoption with respect to its non-financial assets and liabilities in accordance with FSP No. 157-2. The Company does not expect the adoption of FSP No. 157-2 to have a material impact on its consolidated financial statements.
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
NOTE C — RESTATEMENTS AND REVISIONS
Restatements
     The Company has determined that its financial statements as of December 31, 2008 and for the year then ended required restatement to correct errors in the accounting for income taxes. The errors were the result of establishing a tax valuation allowance for unrecognized tax benefits which had already been reserved for and a failure to consider all future sources of taxable income, such as items in Other Comprehensive Income, in the evaluation of the valuation allowance. The Company has also netted the liability for unrecognized tax benefits as of December 31, 2008 against the carrying amount of related deferred tax asset credit carryforwards, reclassified certain current and noncurrent deferred tax assets and liabilities and adjusted accrued expenses related to its acquisition due to reclassifying estimated deferred tax assets recorded at the time of the acquisition.

     The following tables reconcile the Company’s December 31, 2008 consolidated financial statements as previously reported to the restated amounts. There was no impact on net cash used in operating activities, the net decrease in cash and equivalents for the year ended December 31, 2008 or the balance of cash and equivalents as of December 31, 2008.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2008
	As Originally		As
	Reported	Adjustment	Restated
ASSETS
Cash and equivalents	$65,967	$—	$65,967
Short-term investments	88,825	—	88,825
Receivables, net	41,259	—	41,259
Inventories, net	63,983	—	63,983
Deferred tax assets	—	496	496
Prepaid expenses and other current assets	1,890	—	1,890

Total current assets	261,924	496	262,420
Property and equipment, net	22,157	—	22,157
Other non-current assets, net	11,851	—	11,851

TOTAL ASSETS	$295,932	$496	$296,428

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$7,804	$—	$7,804
Accrued expenses	18,471	(147)	18,324
Accrued warranty	7,431	—	7,431
Deferred revenue	28,139	—	28,139
Customer deposits	15,494	—	15,494

Total current liabilities	77,339	(147)	77,192
Other non-current liabilities	7,207	(3,720)	3,487

TOTAL LIABILITIES	84,546	(3,867)	80,679

Noncontrolling interests	2,155	—	2,155

SHAREHOLDERS’ EQUITY
Common stock	506	—	506
Additional paid-in capital	658,416	963	659,379
Accumulated other comprehensive income (loss)	202	—	202
Accumulated deficit	(449,893)	3,400	(446,493)

TOTAL SHAREHOLDERS’ EQUITY	209,231	4,363	213,594

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$295,932	$496	$296,428

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31, 2008
	As Originally		As
	Reported	Adjustment	Restated

Loss before income tax and noncontrolling interests	$(33,659)	$—	$(33,659)
Income tax expense	10,331	(3,400)	6,931

Loss before noncontrolling interests	(43,990)	3,400	(40,590)
Noncontrolling interests	7,102	—	7,102

Net loss	$(36,888)	$3,400	$(33,488)

Net loss per share — basic and diluted	$(0.73)	$0.06	$(0.67)

Revisions
     The Company also revised its financial statements to net the liability for unrecognized tax benefits as of December 31, 2007 against the carrying amount of related deferred tax asset credit carryforwards and increased 2007 additional-paid-in-capital and deferred tax assets for realization of additional tax benefits related to excess stock option deductions rather than the utilization of net operating losses.
TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2007
	As Originally		As
	Reported	Adjustment	Revised
ASSETS
Total current assets	$294,114	—	$294,114
Property and equipment, net	19,894	—	19,894
Deferred tax assets	6,027	(1,535)	4,492
Other non-current assets, net	6,642	—	6,642

TOTAL ASSETS	$326,677	$(1,535)	$325,142

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	$82,665	—	$82,665
Other non-current liabilities	5,318	(2,498)	2,820

TOTAL LIABILITIES	87,983	(2,498)	85,485

SHAREHOLDERS’ EQUITY
Common stock	497	—	497
Additional paid-in capital	651,725	963	652,688
Accumulated other comprehensive income (loss)	(523)	—	(523)
Accumulated deficit	(413,005)	—	(413,005)

TOTAL SHAREHOLDERS’ EQUITY	238,694	963	239,657

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$326,677	$(1,535)	$325,142

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2007
	As Originally		As
	Reported	Adjustment	Revised
Cash flows from operating activities:
Net income	$10,662	$—	$10,662
Excess tax benefit from share-based compensation	(3,800)	(963)	(4,763)
Other operating activities	(15,955)	—	(15,955)

Net cash used in operating activities	(9,093)	(963)	(10,056)

Net cash used in investing activities	(11,770)	—	(11,770)

Cash flows from financing activities:

Excess tax benefit from share-based compensation	3,800	963	4,763
Other financing activities	189,229	—	189,229

Net cash provided by financing activities	193,029	963	193,992
Effect of exchange rate changes on cash and equivalents	(523)	—	(523)

Increase in cash and equivalents	171,643	—	171,643
Cash and equivalents at beginning of year	20,137	—	20,137

Cash and equivalents at end of year	$191,780	$—	$191,780

NOTE D — LONG-TERM DEBT AND NOTES PAYABLE
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

$727

NOTE E — INCOME TAXES
     The provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
	(Restated)
Current:
Federal	$12	$1,269	$172
State	(396)	841	441
Foreign	46	134	—

Total current	(338)	2,244	613
Deferred	7,269	3,544	(7,797)

Total provision (benefit) for income tax	$6,931	$5,788	$(7,184)

     A reconciliation of the United States federal statutory tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2008	2007	2006
	(Restated)
Provision at statutory rate	(35.0)%	35.0%	35.0%
Permanent differences	3.1%	5.2%	2.1%
State income taxes, net of federal effect	(1.8)%	2.2%	5.9%
Change in valuation allowance including federal net operating losses and credits	69.9%	1.7%	(135.4)%
Change in statutory rate for deferred taxes	0.0%	0.0%	(3.6)%
Nondeductible warrant expense	0.0%	0.0%	4.3%
Research and development credits	(3.7)%	(6.6)%	0.0%
Other	(5.3)%	(2.3)%	(1.2)%

Effective income tax rate	27.2%	35.2%	(92.9)%

     The significant components of deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2008	2007
	(Restated)
Deferred tax assets:
Federal and state operating loss carryforwards	$8,625	$1,441
Tax credit carryforwards	1,768	840
Warranty and bad debt reserves	3,537	4,029
Inventory	4,815	3,375
Employee benefits	2,232	666
Other	712	484

Total deferred tax assets	21,689	10,835
Deferred tax liabilities:
Tax depreciation in excess of book depreciation	694	654
Unrealized gains	690	—
Patents	418	235
Other	1,038	495

Total deferred tax liabilities	2,840	1,384

Net deferred tax asset	18,849	9,451
Valuation allowance	(19,355)	(1,526)

	$(506)	$7,925

As of December 31, 2008, included in other non-current liabilities are deferred tax liabilities of $1,002,000.
     The valuation allowance was determined in accordance with the provisions of SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. During the year ended December 31, 2007, the Company had a three-year trend of net income as well as three years of cumulative taxable income, increasing backlog and projected taxable income in the most recent future periods. The Company recorded a valuation allowance of $1.5 million as a result of state net operating loss carryforwards and state tax credit carryforwards. As of December 31, 2007, the Company believed realization of these carryforwards was uncertain and had determined that the more likely than not criteria for recognition had not been met, as the Company had not had and did not anticipate sufficient taxable income in the state jurisdiction generating the deferred tax asset carryforwards. During the year ended December 31, 2008, the Company established an additional $17.8 million valuation allowance to offset net deferred tax assets in domestic and certain foreign taxing jurisdictions. The valuation allowance was established based on the Company’s three-year cumulative net taxable loss as of December 31, 2008, a decrease in backlog and projected taxable losses in 2009. As a result, at December 31, 2008, the Company believed that it was more likely than not that the Company would not be able to realize its net deferred tax assets during the foreseeable future.
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
     As of December 31, 2008 and 2007, the Company had $2.4 million and $0.5 million, respectively, in excess tax benefit stock option deductions, and had an additional potential tax benefit related to research and alternative minimum tax credits of $1.8 million and $0.5 million, respectively, which had not been utilized on account of excess stock option deductions. These benefits will be credited to additional paid in capital when realized. For the year ended December 31, 2007, the Company realized $4.8 million in excess tax benefit stock option deductions.
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

NOTE F — COMMITMENTS AND CONTINGENCIES
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
     Initial terms for facility leases are up to 13 years, with renewal options at various intervals, and may include rent escalation clauses. The total amount of the minimum rent is expensed on a straight-line basis over the initial term of the lease unless external economic factors exist such that renewals are reasonably assured, in which case the Company would include the renewal period in its amortization period. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other expenses applicable to the leased premises. The Company expects that in the normal course of business leases that expire will be renewed or replaced by other leases.
     At December 31, 2008, future payments under operating leases (including rent escalation clauses) were as follows (in thousands):

Years ended December 31,
2009	$3,487
2010	3,571
2011	3,421
2012	3,086
2013	2,972
Thereafter	5,241

$21,778

NOTE G — TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
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
NOTE H — STOCK INCENTIVE PLANS
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

•	In the second quarter of 2006, the Company’s Board of Directors determined that an updated independent valuation should be performed. The Company engaged the same independent valuation firm that completed the valuation for the January 2006 grants to perform a valuation of all classes of stock. The independent valuation firm, Virchow Krause issued a report dated May 16, 2006, which concluded that the Company’s common stock was valued at $5.35 per share as of March 31, 2006. This valuation was then used for the option grants made in May and July 2006.

•	On October 23, 2006, the Chairman of the Company’s Board of Directors, T. Rockwell Mackie, sold an aggregate of 190,400 shares of common stock to two third-party investors, and then President, Paul Reckwerdt, sold 190,400 common shares to a single third-party investor. The purchase price of all these shares was $6.75 per share resulting in aggregate proceeds of $1.3 million to each seller. Given the significant size of the transactions and the fact that these shares were sold to third-party investors, the Company concluded that its common stock should be valued at $6.75 per share as of this date. Stock option grants were made based on this price in October, November and early December 2006. Subsequent to the December 7, 2006 option grant date, the Company’s Board of Directors determined based upon an independent valuation performed as of December 31, 2006, that the fair value per share was $8.40.
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
NOTE J — EMPLOYEE STOCK PURCHASE PLAN
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
NOTE K — RELATED PARTY TRANSACTIONS
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

NOTE L — INVESTMENT IN COMPACT PARTICLE ACCELERATION CORPORATION
     During April 2008, TomoTherapy established a new affiliate, CPAC, to develop a compact proton therapy system for the treatment of cancer. CPAC concluded phase I financing during 2008, and its investors include TomoTherapy, private investors and potential customers.
     TomoTherapy holds a call option on the medical technology from CPAC; TomoTherapy maintains overall control of CPAC’s Board of Directors; and CPAC is deemed to be a development stage enterprise. As a result, the Company consolidated CPAC’s accounts into its consolidated financial statements in accordance with ARB No. 51 and presents the outside stockholders’ interests in CPAC as “Noncontrolling interests” (See Note B). As its investment in CPAC, TomoTherapy contributed intellectual property with a fair market value of approximately $1.9 million. As of December 31, 2008, TomoTherapy’s ownership interest in CPAC was 11.7%.
     The following tables present the Company’s December 31, 2008 consolidating financial statements, which summarize the effect of CPAC’s operations on the Company’s overall consolidated financial statements:
CONSOLIDATING BALANCE SHEETS
(In thousands)
(unaudited)

	December 31, 2008
	TomoTherapy	CPAC	Adjustments	Consolidated

	(Restated)			(Restated)

Current assets	$261,794	$806	$(180)	$262,420
Investment in affiliate	1,901	—	(1,901)	—
Other non-current assets, net	33,353	2,556	(1,901)	34,008

TOTAL ASSETS	$297,048	$3,362	$(3,982)	$296,428

Current liabilities	$77,051	$321	$(180)	$77,192
Other non-current liabilities	3,465	22	—	3,487
Noncontrolling interests	—	—	2,155	2,155
Common stock	506	178	(178)	506
Additional paid-in capital	661,280	10,980	(12,881)	659,379
Accumulated other comprehensive loss	202	—	—	202
Accumulated deficit	(445,456)	(8,139)	7,102	(446,493)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$297,048	$3,362	$(3,982)	$296,428

CONSOLIDATING STATEMENTS OF OPERATIONS
(In thousands)
(unaudited)

	Year ended December 31, 2008
	TomoTherapy	CPAC	Adjustments	Consolidated

	(Restated)			(Restated)

Revenue	$204,589	$—	$—	$204,589
Cost of revenue	155,083	—	—	155,083

Gross profit	49,506	—	—	49,506

Operating expenses:
Research and development	35,316	7,241	—	42,557
Selling, general and administrative	45,411	925	—	46,336

Total operating expenses	80,727	8,166	—	88,893

Loss from operations	(31,221)	(8,166)	—	(39,387)
Other income	5,701	27	—	5,728

Loss before income tax and noncontrolling interests	(25,520)	(8,139)	—	(33,659)
Income tax expense	6,931	—	—	6,931

Loss before noncontrolling interests	(32,451)	(8,139)	—	(40,590)
Noncontrolling interests	—	—	7,102	7,102

Net income (loss)	$(32,451)	$(8,139)	$7,102	$(33,488)

NOTE M — ACQUISITION
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
NOTE N — OTHER EVENTS
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
NOTE O — QUARTERLY FINANCIAL DATA (unaudited)

	Fiscal year 2008
	First	Second	Third	Fourth	Total
(In thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter (1)	Year
				(Restated)	(Restated)
Revenue	$38,900	$52,021	$27,374	$86,294	$204,589
Gross profit (loss)	8,218	12,525	(907)	29,670	49,506
Income (loss) from operations	(11,975)	(11,154)	(23,401)	7,143	(39,387)
Net loss	(6,172)	(6,861)	(12,953)	(7,502)	(33,488)
Basic and diluted net loss per share	$(0.12)	$(0.14)	$(0.26)	$(0.15)	$(0.67)
Shares used in basic and diluted per share calculation	50,024	50,173	50,244	50,352	50,199

	Fiscal year 2007
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Revenue	$51,163	$43,715	$59,221	$78,711	$232,810
Gross profit	21,811	14,524	22,070	28,268	86,673
Income (loss) from operations	6,031	(2,261)	1,320	4,972	10,062
Net income (loss)	3,886	(653)	2,583	4,846	10,662
Net income (loss) attributable to common shareholders	(131,062)	(103,287)	2,583	4,846	(226,920)
Basic net income (loss) per share	(12.13)	(3.15)	0.05	0.10	(6.35)
Diluted net income (loss) per share	$(12.13)	$(3.15)	$0.05	$0.09	$(6.35)
Shares used in basic per share calculation	10,804	32,819	49,130	49,547	35,731
Shares used in diluted per share calculation	10,804	32,819	54,405	54,066	35,731

(1)	During the quarter ended December 31, 2008, the Company established a 100% valuation allowance reserve against its net deferred tax assets of $17.8 million. The Company determined that its financial statements as of December 31, 2008 and for the year then ended required restatement to correct errors in the accounting for income taxes. See Note C to our consolidated financial statements for further information relating to the restatement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
TomoTherapy Incorporated
We have audited TomoTherapy Incorporated (a Wisconsin Corporation) and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.
Exceptions were identified in the operation of the Company’s internal control over accounting for income taxes. The exceptions related to inadequate review of the Company’s accounting for income taxes, including the review of deferred tax assets and liabilities which resulted in a restatement to the Company’s audited financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, TomoTherapy, Inc. has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, temporary equity and shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements and this report does not affect our report dated March 12, 2009 (except for Note C, as to which the date is May 12, 2009) which expressed an unqualified opinion on these consolidated financial statements.
We do not express an opinion or any other form of assurance on the corrective actions and other changes in internal controls reported in Management’s Report on Internal Control over Financial Reporting.

/s/ GRANT THORNTON LLP
Madison, Wisconsin
March 12, 2009 (except for the material weakness discussed in paragraph three of the Report of Management on Internal Control over Financial Reporting as to which the date is May 12, 2009)

Item 9A. Controls and Procedures
     Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and did not include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In reaching this conclusion, our principal executive officer and principal financial officer noted that we failed to include in the Original 10-K a report by management on our internal control over financial reporting. We also had a material weakness in accounting for income taxes as described below. We have reviewed our disclosure controls and procedures to correct these defiencies and expect to implement changes in the near term.
     Report of management on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.
     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment and those criteria, management concluded that we did not maintain effective controls over the accounting for income taxes, including the accurate determination and reporting of our deferred income tax assets and liabilities and the related income tax provision. Specifically, we did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and related deferred income taxes. This control deficiency resulted in a material misstatement to the 2008 consolidated financial statements and could result in a future a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
     Grant Thornton LLP has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2008, which appears on page 57 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
     Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1.	Financial Statements

The financial statements of TomoTherapy Incorporated are set forth in Item 8 of this Report.

2.	Financial Statement Schedule

		SCHEDULE II
		Valuation and Qualifying Accounts
		Balance at			Balance at
(in thousands)		beginning of			end of
December 31,	Description	year	Increases	Deductions	year
2008	Valuation allowance for deferred tax assets (Restated) (1)	$1,526	$17,877	$48	$19,355
2007	Valuation allowance for deferred tax assets	$1,253	$297	$24	$1,526
2006	Valuation allowance for deferred tax assets	$13,137	$113	$11,997	$1,253

2008	Reserve for excess and obsolete inventory	$9,243	$1,549	$2,439	$8,353
2007	Reserve for excess and obsolete inventory	$5,261	$5,973	$1,991	$9,243
2006	Reserve for excess and obsolete inventory	$1,496	$3,945	$180	$5,261

2008	Allowance for doubtful accounts receivable	$—	$928	$—	$928
2007	Allowance for doubtful accounts receivable	$—	$—	$—	$—
2006	Allowance for doubtful accounts receivable	$—	$—	$—	$—

(1)	We determined that our financial statements as of December 31, 2008 and for the year then ended required restatement to correct errors in the accounting for income taxes. See Note C to our consolidated financial statements for further information relating to the restatement.
     All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.
3.	Exhibits

The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report.

EXHIBIT INDEX

Exhibit
Number	Description

3.1 (9)	Amended and Restated Articles of Incorporation of the Company

3.2 (9)	Amended and Restated Bylaws of the Company

4.1 (2)	Form of the Company’s Common Stock Certificate

10.1 (1)	Lease Agreement, dated January 26, 2005, between the Company and Old Sauk Trails Park Limited Partnership

10.2 (1)	Lease Agreement, dated October 28, 2005, between the Company and Adelphia, LLC

10.3 (1)+	Incentive Stock Option Plan, as amended, and forms of option agreements thereunder

10.4 (1)+	2000 Stock Option Plan, as amended, and forms of option agreements thereunder

10.5 (1)+	2002 Stock Option Plan, as amended, and forms of option agreements thereunder

10.6 (1)	Standard Terms and Conditions of Sale

10.7 (1)	International Standard Terms and Conditions of Sale

10.8 (1)	Tomo Lifecycle Care and Partnership Terms and Conditions

10.9 (1)†	Logistics Services Agreement, dated September 7, 2005, between the Company and Kuehne + Nagel, Inc.

10.10 (2)†	Development and OEM Supply Agreement, dated January 27, 2003, between the Company and Analogic Corporation

10.11 (2)+	2007 Equity Incentive Plan

10.12 (2)+	2007 Employee Stock Purchase Plan

10.13 (2)	Form of Noncompetition Agreement

10.14 (2)	Form of Assignment of Inventions Agreement

10.15 (2)	Form of Confidentiality Agreement

10.16 (3)†	License Agreement 98-0228, dated February 22, 1999, between the Company and Wisconsin Alumni Research Foundation

10.17 (4)+	Deferred Compensation Plan

10.18 (5)†	Amendment to License Agreement 98-0228, dated April 16, 2007, between the Company and Wisconsin Alumni Research Foundation

Exhibit
Number	Description

10.19 (6)	Stock Purchase Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors

10.20 (6)	Shareholder Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors

10.21 (6)	Investors’ Rights Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors

10.22 (6)†	Limited Exclusive License Agreement, dated February 23, 2007, between the Company and Regents of the University of California

10.23 (6)†	Amendment One to Limited Exclusive License Agreement, dated April 8, 2008, between the Company and Lawrence Livermore National Security, LLC

10.24 (6)†	Limited Exclusive Sublicense Agreement, dated April 25, 2008, between the Company and Compact Particle Acceleration Corporation

10.25 (7)†	Supply Agreement, dated June 25, 2008, between the Company and Hitachi Medical Corporation

10.26 (8)†	Equity Interest Transfer Agreement, dated September 11, 2008, among the Company, Sichuan Nanguang Vacuum Technology Incorporated Ltd., and Yao Chongguo

10.27 (9)	Form of Indemnification Agreement for Directors, Executive Officers, and Controller

10.28 (9)+	Employment Agreement, dated November 5, 2008, between the Company and Frederick A. Robertson

10.29 (9)+	Employment Agreement, dated November 5, 2008, between the Company and Stephen C. Hathaway

10.30 (9)+	Employment Agreement, dated November 5, 2008, between the Company and Steven G. Books

10.31 (9)+	Employment Agreement, dated November 5, 2008, between the Company and Paul J. Reckwerdt

10.32 (10)+	Amendment to Noncompetition Agreement, dated December 16, 2008, between the Company and Paul J. Reckwerdt

10.33 (11)†	Amendment to License Agreement 98-0228, dated December 23, 2008, between the Company and Wisconsin Alumni Research Foundation

10.34 (11)†	Long-term Purchase Agreement, dated December 22, 2008, among the Company, e2v, Inc. and e2v Technologies (UK) Limited

10.35 (12)†	Manufacture and Supply Agreement, dated January 13, 2009 and effective October 8, 2008, between the Company and Siemens AG Healthcare Sector, Components & Vacuum Technology

10.37 (13) +	Employment Agreement dated November 5, 2008 between the Company and Brenda S. Furlow

10.38 (13) †	Loan Agreement dated December 1, 2007 between the Company and M&I Marshall & Ilsley Bank

10.39 (13) †	Promissory Note dated December 1, 2008 by the Company in favor of M&I Marshall & Ilsley Bank

10.40 (13) +	First Amendment to Employment Agreement dated March 12, 2009 between the Company and Stephen C. Hathaway

Exhibit
Number	Description

23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm

23.2*	Consent of Virchow Krause Valuation, LLC

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007 (File No. 333-140600).

(2)	Previously filed as an exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007 (File No. 333-140600).

(3)	Previously filed as an exhibit to Amendment No. 3 to the Company’s registration statement on Form S-1 filed with the SEC on April 19, 2007 (File No. 333-140600).

(4)	Previously filed as an exhibit to Amendment No. 3 to the Company’s registration statement on Form S-1 filed with the SEC on April 19, 2007 (File No. 333-140600) and terminated as reported in Form 8-K filed with the SEC on February 10, 2009 (File No. 001-33452).

(5)	Previously filed as an exhibit to the Company’s registration statement on Form S-1 filed with the SEC on September 21, 2007 (File No. 333-146219).

(6)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on April 28, 2008 (File No. 001-33452).

(7)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 30, 2008 (File No. 001-33452).

(8)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on September 17, 2008 (File No. 001-33452).

(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2008 (File No. 001-33452).

(10)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on December 17, 2008 (File No. 001-33452).

(11)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on December 30, 2008 (File No. 001-33452).

(12)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on January 16, 2009 (File No. 001-33452).

(13)	Previously filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 12, 2009 (File No. 001-33452).

*	Filed herewith.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the corresponding filing and submitted separately to the SEC.

+	Executive compensation plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
     Dated: May 12, 2009

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
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below on May 12, 2009, by the following persons in the capacities indicated.

Name	Position

/s/ Frederick A. Robertson, M.D. Frederick A. Robertson, M.D.	Chief Executive Officer, President and Director (principal executive officer)

/s/ Stephen C. Hathaway Stephen C. Hathaway	Chief Financial Officer and Treasurer (principal financial and accounting officer)

* T. Rockwell Mackie, Ph.D.	Director

* John J. Greisch	Director

* Sam R. Leno	Director

* John J. McDonough	Director

* Cary J. Nolan	Director

* Carlos A. Perez, M.D.	Director

* Roy T. Tanaka	Director

* Frances S. Taylor	Director

* By:	/s/ Stephen C. Hathaway

Attorney-in-Fact, pursuant to the power of attorney filed as part of the Original 10-K

EXHIBIT INDEX

Exhibit
Number	Description

3.1 (9)	Amended and Restated Articles of Incorporation of the Company

3.2 (9)	Amended and Restated Bylaws of the Company

4.1 (2)	Form of the Company’s Common Stock Certificate

10.1 (1)	Lease Agreement, dated January 26, 2005, between the Company and Old Sauk Trails Park Limited Partnership

10.2 (1)	Lease Agreement, dated October 28, 2005, between the Company and Adelphia, LLC

10.3 (1)+	Incentive Stock Option Plan, as amended, and forms of option agreements thereunder

10.4 (1)+	2000 Stock Option Plan, as amended, and forms of option agreements thereunder

10.5 (1)+	2002 Stock Option Plan, as amended, and forms of option agreements thereunder

10.6 (1)	Standard Terms and Conditions of Sale

10.7 (1)	International Standard Terms and Conditions of Sale

10.8 (1)	Tomo Lifecycle Care and Partnership Terms and Conditions

10.9 (1)†	Logistics Services Agreement, dated September 7, 2005, between the Company and Kuehne + Nagel, Inc.

10.10 (2)†	Development and OEM Supply Agreement, dated January 27, 2003, between the Company and Analogic Corporation

10.11 (2)+	2007 Equity Incentive Plan

10.12 (2)+	2007 Employee Stock Purchase Plan

10.13 (2)	Form of Noncompetition Agreement

10.14 (2)	Form of Assignment of Inventions Agreement

10.15 (2)	Form of Confidentiality Agreement

10.16 (3)†	License Agreement 98-0228, dated February 22, 1999, between the Company and Wisconsin Alumni Research Foundation

10.17 (4)+	Deferred Compensation Plan

10.18 (5)†	Amendment to License Agreement 98-0228, dated April 16, 2007, between the Company and Wisconsin Alumni Research Foundation

Exhibit
Number	Description

10.19 (6)	Stock Purchase Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors

10.20 (6)	Shareholder Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors

10.21 (6)	Investors’ Rights Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors

10.22 (6)†	Limited Exclusive License Agreement, dated February 23, 2007, between the Company and Regents of the University of California

10.23 (6)†	Amendment One to Limited Exclusive License Agreement, dated April 8, 2008, between the Company and Lawrence Livermore National Security, LLC

10.24 (6)†	Limited Exclusive Sublicense Agreement, dated April 25, 2008, between the Company and Compact Particle Acceleration Corporation

10.25 (7)†	Supply Agreement, dated June 25, 2008, between the Company and Hitachi Medical Corporation

10.26 (8)†	Equity Interest Transfer Agreement, dated September 11, 2008, among the Company, Sichuan Nanguang Vacuum Technology Incorporated Ltd., and Yao Chongguo

10.27 (9)	Form of Indemnification Agreement for Directors, Executive Officers, and Controller

10.28 (9)+	Employment Agreement, dated November 5, 2008, between the Company and Frederick A. Robertson

10.29 (9)+	Employment Agreement, dated November 5, 2008, between the Company and Stephen C. Hathaway

10.30 (9)+	Employment Agreement, dated November 5, 2008, between the Company and Steven G. Books

10.31 (9)+	Employment Agreement, dated November 5, 2008, between the Company and Paul J. Reckwerdt

10.32 (10)+	Amendment to Noncompetition Agreement, dated December 16, 2008, between the Company and Paul J. Reckwerdt

10.33 (11)†	Amendment to License Agreement 98-0228, dated December 23, 2008, between the Company and Wisconsin Alumni Research Foundation

10.34 (11)†	Long-term Purchase Agreement, dated December 22, 2008, among the Company, e2v, Inc. and e2v Technologies (UK) Limited

10.35 (12)†	Manufacture and Supply Agreement, dated January 13, 2009 and effective October 8, 2008, between the Company and Siemens AG Healthcare Sector, Components & Vacuum Technology

10.37(13)+	Employment Agreement dated November 5, 2008 between the Company and Brenda S. Furlow

10.38(13)†	Loan Agreement dated December 1, 2007 between the Company and M&I Marshall & Ilsley Bank

10.39(13)†	Promissory Note dated December 1, 2008 by the Company in favor of M&I Marshall & Ilsley Bank

10.40(13)+	First Amendment to Employment Agreement dated March 12, 2009 between the Company and Stephen C. Hathaway

Exhibit
Number	Description

23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm

23.2*	Consent of Virchow Krause Valuation, LLC

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007 (File No. 333-140600).

(2)	Previously filed as an exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007 (File No. 333-140600).

(3)	Previously filed as an exhibit to Amendment No. 3 to the Company’s registration statement on Form S-1 filed with the SEC on April 19, 2007 (File No. 333-140600).

(4)	Previously filed as an exhibit to Amendment No. 3 to the Company’s registration statement on Form S-1 filed with the SEC on April 19, 2007 (File No. 333-140600) and terminated as reported in Form 8-K filed with the SEC on February 10, 2009 (File No. 001-33452).

(5)	Previously filed as an exhibit to the Company’s registration statement on Form S-1 filed with the SEC on September 21, 2007 (File No. 333-146219).

(6)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on April 28, 2008 (File No. 001-33452).

(7)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 30, 2008 (File No. 001-33452).

(8)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on September 17, 2008 (File No. 001-33452).

(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2008 (File No. 001-33452).

(10)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on December 17, 2008 (File No. 001-33452).

(11)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on December 30, 2008 (File No. 001-33452).

(12)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on January 16, 2009 (File No. 001-33452).

(13)	Previously filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 12, 2009 (File No. 001-33452).

*	Filed herewith.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the corresponding filing and submitted separately to the SEC.

+	Executive compensation plan or arrangement.