Form 10-Q
period 2009-03-31
TomoTherapy Inc
filed 2009-05-13
CIK 1317872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
NO CHANGE
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of Common Stock outstanding as of April 30, 2009: 52,026,538 shares.

TomoTherapy Incorporated
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

	March 31,	December 31,
	2009	2008
		(As adjusted, Note B)
ASSETS
Cash and equivalents	$66,629	$65,967
Short-term investments	91,055	88,825
Receivables, net	32,599	41,259
Inventories, net	64,558	63,983
Deferred tax assets	—	496
Prepaid expenses and other current assets	2,557	1,890

Total current assets	257,398	262,420
Property and equipment, net	21,894	22,157
Other non-current assets, net	11,023	11,851

TOTAL ASSETS	$290,315	$296,428

LIABILITIES AND EQUITY
Accounts payable	$11,060	$7,804
Accrued expenses	16,129	18,324
Accrued warranty	5,833	7,431
Deferred revenue	30,110	28,139
Customer deposits	14,742	15,494

Total current liabilities	77,874	77,192
Other non-current liabilities	2,699	3,487

Total liabilities	80,573	80,679

COMMITMENTS AND CONTINGENCIES (Note D)

EQUITY
Preferred stock, $1 per share par value, 10,000,000 shares authorized at March 31, 2009 and December 31, 2008; no shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $.01 per share par value, 200,000,000 shares authorized at March 31, 2009 and December 31, 2008; 52,040,670 and 52,039,038 issued and outstanding at March 31, 2009 and 52,065,400 and 52,063,768 shares issued and outstanding at December 31, 2008	506	506
Additional paid-in capital	660,871	659,379
Treasury stock, 1,632 shares at cost	—	—
Accumulated other comprehensive income (loss)	(226)	202
Accumulated deficit	(459,492)	(446,493)

Total shareholders’ equity	201,659	213,594
Noncontrolling interests	8,083	2,155

Total equity	209,742	215,749

TOTAL LIABILITIES AND EQUITY	$290,315	$296,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue	$30,623	$38,900
Cost of revenue	28,084	30,682

Gross profit	2,539	8,218

Operating expenses:
Research and development	5,849	9,525
Selling, general and administrative	10,652	10,668

Total operating expenses	16,501	20,193

Loss from operations	(13,962)	(11,975)
Other income (expense):
Interest income	697	1,774
Interest expense	(14)	(11)
Other expense, net	(256)	(74)

Total other income	427	1,689

Loss before income tax and noncontrolling interests	(13,535)	(10,286)
Income tax benefit	(100)	(4,114)

Net loss	(13,435)	(6,172)
Noncontrolling interests	436	—

Net loss attributable to shareholders	$(12,999)	$(6,172)

Loss per common share — basic and diluted	$(0.26)	$(0.12)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(13,435)	$(6,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,422	1,958
Share-based compensation	1,490	1,009
Deferred income tax benefit	(172)	(3,454)
Other noncash items	16	66
Changes in operating assets and liabilities:
Receivables	8,480	12,558
Inventories	(783)	(14,337)
Other assets	(666)	(977)
Accounts payable	3,278	(7,465)
Accrued expenses	(2,063)	(7,344)
Accrued warranty	(1,598)	(705)
Deferred revenue	2,158	301
Customer deposits	(752)	422
Other liabilities	—	67

Net cash used in operating activities	(1,625)	(24,073)

Cash flows from investing activities:
Purchases of property and equipment	(1,170)	(2,425)
Purchases of test systems	—	(1,531)
Purchases of short-term investments*	(7,499)	—
Proceeds from sales of short-term investments	4,876	—
Other investing activities	(922)	(36)

Net cash used in investing activities	(4,715)	(3,992)

Cash flows from financing activities:
Payments on notes payable	(35)	(16)
Proceeds from exercises of stock options and warrants	2	969
Proceeds from issuance of CPAC common stock	6,364	—

Net cash provided by financing activities	6,331	953
Effect of exchange rate changes on cash and equivalents	671	1,159

Increase (decrease) in cash and equivalents	662	(25,953)
Cash and equivalents at beginning of period	65,967	191,780

Cash and equivalents at end of period	$66,629	$165,827

*      As of March 31, 2008, the Company had not yet invested its excess cash balances in short-term investments, as the investments were initially made during the three months ended June 30, 2008. As a result, cash and equivalents at March 31, 2009 were significantly lower than that of March 31, 2008.
The accompanying notes are an integral part of these condensed consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(unaudited)

	Shareholders’ Equity
			Accumulated
		Additional	Other			(As adjusted, Note B)
	Common	Paid-in	Comprehensive	Accumulated	Noncontrolling	Total
	Stock	Capital	Income (Loss)	Deficit	Interests	Equity
Balance at December 31, 2007	$497	$652,688	$(523)	$(413,005)	$—	$239,657
Net loss	—	—	—	(33,488)	(7,102)	(40,590)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	(401)	—	—	(401)
Net unrealized investment gain, net of tax	—	—	1,126	—	—	1,126

Comprehensive loss	—	—	—	—	—	(39,865)

Issuance of common stock	3	537	—	—	9,257	9,797
Exercise of stock options	6	1,415	—	—	—	1,421
Exercise of common stock warrants	—	8	—	—	—	8
Share-based compensation expense	—	4,731	—	—	—	4,731

Balance at December 31, 2008	506	659,379	202	(446,493)	2,155	215,749
Net loss	—	—	—	(12,999)	(436)	(13,435)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(150)	—	—	(150)
Net unrealized investment loss	—	—	(278)	—	—	(278)

Comprehensive loss	—	—	—	—	—	(13,863)

Issuance of common stock	—	—	—	—	6,364	6,364
Exercise of common stock warrants	—	2	—	—	—	2
Share-based compensation expense	—	1,490	—	—	—	1,490

Balance at March 31, 2009	$506	$660,871	$(226)	$(459,492)	$8,083	$209,742

The accompanying notes are an integral part of these condensed consolidated statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A — DESCRIPTION OF BUSINESS
     The organization is comprised of TomoTherapy Incorporated, a Wisconsin corporation (Tomo), its wholly-owned subsidiaries and its minority-owned affiliate (collectively, the Company). TomoTherapy Incorporated and its wholly-owned subsidiaries (TomoTherapy) developed, market and sell the Hi Art system (the System), an advanced and versatile radiation therapy system for the treatment of a wide variety of cancers. TomoTherapy markets and sells the System to hospitals and cancer treatment centers in North America, Europe, the Middle East and Asia-Pacific. Compact Particle Acceleration Corporation (CPAC), TomoTherapy’s controlled, minority-owned affiliate, is a development stage enterprise focused on the development of a proton therapy system.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement have been included. Interim results are not necessarily indicative of results that may be expected for the year ending December 31, 2009.
     The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
     The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Principles of Consolidation
     The Company’s condensed consolidated financial statements include the accounts of TomoTherapy and CPAC. The Company has consolidated CPAC in accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB No. 51), as CPAC is deemed to be a development stage enterprise, TomoTherapy holds a call option on certain medical technology of CPAC and TomoTherapy maintains overall control of CPAC’s board of directors. TomoTherapy’s ownership in CPAC is less than 50%; therefore, CPAC’s outside stockholders’ interests are shown in the Company’s condensed consolidated financial statements as “Noncontrolling interests.” Significant intercompany balances and transactions have been eliminated in consolidation.
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
Cash and Equivalents
     The Company considers all highly liquid interest-earning investments with original maturities of three months or less to be cash equivalents. The fair value of these investments approximates their carrying value.

Investments
     Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term if they are highly liquid, as such marketable securities represent the investment of cash that is available for current operations. All short-term investments are classified as available for sale and are recorded at market value using the specific identification method. Changes in market value, net of tax, are reflected in the condensed consolidated financial statements as “Accumulated other comprehensive income (loss).”
     Investments consisted of the following (in thousands):

	March 31, 2009
		Unrealized	Unrealized
	Cost basis	gains	losses	Fair Value
U.S. Government and Agency securities	$70,563	$1,657	$—	$72,220
Corporate bonds	18,954	126	(245)	18,835

	$89,517	$1,783	$(245)	$91,055

     The maturities of debt securities were as follows (in thousands):

	March 31, 2009
	Cost basis	Fair Value
Due in one year or less	$33,694	$33,992
Due after one year through five years	55,823	57,063

	$89,517	$91,055

     Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157), for its financial assets and liabilities. Effective January 1, 2009, the Company adopted the Financial Accounting Standards Board (FASB) Staff Position No. FAS 157–2, Effective Date of FASB Statement No. 157 (FSP No. 157-2), which provided a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
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
     The adoption of SFAS No. 157 and FSP No. 157-2 did not have a material impact on the Company’s condensed consolidated financial statements. As of March 31, 2009, the Company’s financial assets, which consist of its investments, were measured at fair value in accordance with SFAS No. 157 employing Level 1 inputs.

Accounts Receivable
     The majority of the Company’s accounts receivable are due from hospitals and cancer treatment centers. Credit is extended based on evaluation of a customer’s financial condition, and collateral is not generally required. Accounts receivable are due in accordance with contract terms and are considered past due if not paid within 30 days of contract terms.
     The Company’s allowance for doubtful accounts reflects its best estimate of probable losses inherent in its accounts receivable balance. The Company determined the allowance based on known troubled accounts, historical experience and other available evidence. The Company’s allowance for doubtful accounts at March 31, 2009 and December 31, 2008 was $0.8 million and $0.9 million, respectively.
Inventories
     Components of inventory include raw materials, work-in-process and finished goods. Finished goods include in-transit systems that have been shipped to the Company’s customers, but are not yet installed and accepted by the customer. All inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding twelve months, expected demand, technological obsolescence and other information. The Company records as a charge to cost of revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2009 and December 31, 2008, the Company had provided an inventory reserve of $7.2 million and $8.4 million, respectively. Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in the cost of revenue line item within the statements of operations.
     Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Raw materials	$47,880	$47,721
Work-in-process	7,260	5,614
Finished goods	9,418	10,648

	$64,558	$63,983

Warranty Cost
     The Company’s sales terms include a warranty that generally covers the first year of System operation and is based on terms that are generally accepted in the marketplace. The Company records a current liability for the expected cost of warranty-related claims at the time of sale.
     The following table presents changes in the Company’s product warranty accrual for the three months ended March 31, 2009 and 2008 (in thousands):

	March 31,	March 31,
	2009	2008
Balance, beginning of period	$7,431	$7,973
Charged to cost of revenue	722	1,925
Adjustments related to change in estimate	—	345
Actual product warranty expenditures	(2,320)	(2,975)

Balance, end of period	$5,833	$7,268

Other Comprehensive Income (Loss)
     The Company’s other comprehensive loss for the three months ended March 31, 2009 was $0.4 million and other comprehensive income for the three months ended March 31, 2008 was $1.2 million.
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
     The Company recognizes revenue in connection with distributor sales of Systems based on the distributor’s certification status. Once a distributor is certified by the Company to provide installation, testing, training and post-installation warranty services to end customers, the Company recognizes revenue upon shipment to that certified distributor, at which time the Company’s only remaining obligation is its post-installation warranty services to the distributor. Prior to a distributor achieving certification, the Company recognizes revenue upon receipt of the signed acceptance procedure document from the end customer. Distributors do not have any contractual right of return, and the Company has not accepted any System returns from any distributor.
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
     The Company sells optional software packages. The selling price, cost and functionality of this software is incidental to the operation of the System itself. The Company recognizes revenue for these optional software packages in accordance with Statement of Position No. 97-2, Software Revenue Recognition (SOP No. 97-2), as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Agreements. The Company recognizes license revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivable is reasonably assured and delivery of the product has occurred, provided that all other criteria for revenue recognition under SOP No. 97-2 have been met. Revenue earned on software arrangements involving multiple elements is allocated to each element based on VSOE of fair value, which is based on the price charged when the same element is sold separately. In instances when evidence of VSOE of all undelivered elements exists, evidence does not exist for one or more delivered elements and the fair value of all of the undelivered elements is less than the arrangement fee, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Therefore, to the extent that a discount exists, the Company attributes the discount entirely to the delivered elements.
     The Company records all revenue net of any governmental taxes.
Share-Based Compensation
     The Company accounts for share-based payments in accordance with SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options and stock sold pursuant to employee stock purchase plans, to be measured at fair value and expensed in the consolidated statements of operations over the service period of the grant, which is generally the vesting period.
     The table below summarizes the net effect of recording share-based compensation expense under SFAS No. 123(R), which is allocated as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of revenue	$304	$213
Research and development	371	306
Selling, general and administrative	815	490
Income tax benefit	—	(142)

	$1,490	$867

Loss Per Share of Common Stock
     Effective January 1, 2009, the Company adopted FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP 03-6-1), which required it to use the two-class method to calculate earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, income from continuing operations (or net income) is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends (or interest on participating income bonds) that must be paid for the current period. The remaining earnings are allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to each security are determined by adding together the amount allocated for dividends and the amount allocated for a participation feature. The total earnings allocated to each security are divided by the number of outstanding shares of the security to which the earnings are allocated to determine the earnings per share for the security.
     Loss per common share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Loss per share — basic and diluted:
Net loss attributable to common shareholders	$(12,999)	$(6,172)

Weighted-average common shares outstanding	50,592	50,024

Loss per common share	$(0.26)	$(0.12)

     For the three months ended March 31, 2009 and 2008, diluted net loss per share is the same as basic net loss per share since the effects of potentially dilutive securities are anti-dilutive. The number of anti-dilutive shares excluded from the calculation of diluted net loss per share are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Stock options	5,677	5,982
Warrants	—	3

	5,677	5,985

Segment Information
     The Company has determined that it operates in only one segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as it only reports profit and loss information on an aggregate basis to its chief operating decision maker.
     The Company categorizes revenue by major type. The following table summarizes revenue by major type (in thousands):

	Three Months Ended March 31,
	2009	2008
Product revenue	$21,133	$32,487
Service and other revenue	9,490	6,413

	$30,623	$38,900

     The Company also categorizes revenue by geographic region. The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended March 31,
	2009	2008
North America	$18,239	$29,875
Europe and Middle East	6,275	4,785
Asia-Pacific	6,109	4,240

	$30,623	$38,900

Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157–2, Effective Date of FASB Statement No. 157 (FSP No. 157-2), which provided a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 in 2008 and FSP No. 157-2 in 2009 did not have a material impact on the Company’s condensed consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). These new standards significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. The Company adopted SFAS No. 141(R) and SFAS No. 160 in 2009. The adoption of SFAS No. 160 had a material impact on the Company’s condensed consolidated balance sheets during 2009, as “Noncontrolling interests” has been reclassified as “Equity.” As required, the adoption of SFAS No. 160 was retrospectively applied to the Company’s 2008 condensed consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures for derivative and hedging activities. The adoption of SFAS No. 161 in 2009 did not have a material impact on the Company’s condensed consolidated financial statements.
     In June 2008, the FASB issued FSP 03-6-1. Under FSP 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share. The adoption of FSP 03-6-1 did not have a material impact on the Company’s disclosure of earnings per share (see Note B, “Loss per Share of Common Stock).

NOTE C — INCOME TAXES
     Income tax expense is recorded on an interim basis under Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, as amended by SFAS No. 109 Accounting for Income Taxes (SFAS No. 109). The estimated annual effective tax rate is adjusted quarterly and items discrete to a specific quarter are reflected in tax expense for that interim period. The estimated annual effective income tax rate includes the effect of a valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and carryforwards during the year. A valuation allowance is established when necessary to reduce deferred tax assets to an amount more-likely-than-not to be realized.
     For the three months ended March 31, 2009, the Company recorded an income tax benefit resulting in an effective income tax rate of 1%. The effective tax rate for the period differed significantly from the statutory tax rate primarily due to recording a valuation allowance for deferred tax assets in domestic and certain foreign taxing jurisdictions that are not more-likely-than-not to be realized. For the three months ended March 31, 2008, the Company recorded an income tax benefit resulting in an effective income tax rate of 40%. There was no material change in unrecognized tax benefits during the three month period ended March 31, 2009, nor does the Company anticipate a material change in total unrecognized tax benefits within the next 12 months.
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
Pending Litigation
     On May 30, 2008 and June 10, 2008, two separate complaints were filed in the U.S. District Court for the Western District of Wisconsin against the Company and certain of its officers. On October 23, 2008, those complaints were consolidated into a Consolidated Amended Complaint filed in the U.S. District Court for the Western District of Wisconsin, against the Company, certain of its officers and all of its independent directors during the period in question. The consolidated action alleges that the defendants violated the Securities Act of 1933 with respect to statements made in connection with the initial and secondary public offerings of the Company’s common stock. The plaintiffs also allege that the defendants violated federal securities laws by misrepresenting the Company’s projected financial outlook during the period May 9, 2007 through April 17, 2008. The plaintiffs seek to represent persons who purchased the Company’s securities between those dates and who were damaged as a result of the decline in the price of the Company’s stock between those dates, allegedly attributable to the financial misrepresentations. The plaintiffs seek compensatory damages in an unspecified amount.
     The Company believes that it has substantial legal and factual defenses to the claims and allegations contained in the complaints, and it intends to pursue these defenses vigorously. There can be no assurance, however, that the Company will prevail. Although the Company carries insurance for these types of claims and related defense costs, a judgment significantly in excess of the Company’s insurance coverage could materially and adversely affect the Company’s financial condition, results of operations and cash flows. As of March 31, 2009, the Company estimated that its potential loss will not exceed its insurance deductible of $0.5 million.
Operating leases
     The Company leases six facilities under separate operating leases with various expiration dates through 2018. The Company also leases automobiles under separate operating leases with various expiration dates through 2013. Rent expense during the three months ended March 31, 2009 and 2008 was $1.2 million and $0.9 million, respectively.
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
NOTE E — WARRANTS
     Prior to Tomo’s initial public offering (the IPO) on May 8, 2007, there were 158,566 warrants outstanding for the purchase of shares of Tomo’s Series D preferred stock at a price per share of $1.84. Upon the closing of the IPO, the outstanding Series D warrants became options to purchase shares of Tomo’s common stock at an exercise price of $1.84 per share. The warrants expired on February 18, 2009, which was five years after the date they were issued. As a result, Tomo had no warrants outstanding at March 31, 2009. At December 31, 2008, Tomo had 2,550 warrants outstanding.
NOTE F — STOCK INCENTIVE PLANS
     The Company sponsors four stock incentive plans (the Plans), which allow for the grant of incentive stock options, nonqualified stock options and restricted stock. Each option grant entitles the holder to purchase a specified number of shares of Tomo common stock at a specified price that may not be less than the fair market value on the grant date. Option grants under the Plans have a maximum life of ten years and vest at various intervals. Each restricted stock grant entitles the holder to receive a specified number of Tomo shares of common stock and vests at various intervals. Vesting schedules are determined by the Compensation Committee of Tomo’s Board of Directors at the grant date. In 2007, in connection with Tomo’s IPO, Tomo’s Board of Directors approved the 2007 Equity Incentive Plan (the 2007 Plan). Under the 2007 Plan as of March 31, 2009, Tomo’s Board of Directors was authorized to grant stock-based awards to employees, directors, and consultants for up to 2,302,488 shares in aggregate (see Note I). As of December 31, 2008, the other three plans remain in effect along with the 2007 Plan; however, equity-based awards may only be granted under the 2007 Plan.
     The following table summarizes the activity under Tomo’s Plans (in thousands, except for weighted-average exercise price and weighted-average fair value):

		Incentive Stock Options		Tomo’s Restricted Stock
					Weighted-
	Shares	Number of	Weighted-		Average
	Available	Options	Average	Number of	Grant Date
	for Grant	Outstanding	Exercise Price	Shares	Fair Value
Balance at December 31, 2008	266	5,774	$5.17	1,472	$6.02
Granted	(28)	20	2.70	8	2.70
Cancelled	57	(117)	6.70	(34)	6.10

Balance at March 31, 2009	295	5,677	$5.13	1,446	$6.00

Exercisable at March 31, 2009		3,904	$4.20

     At March 31, 2009, the Company’s weighted-average remaining contractual term was 3.5 years for outstanding stock options, 3.8 years for exercisable stock options and 2.4 years for restricted stock. In addition, the Company’s aggregate intrinsic value was $0.4 million for outstanding stock options and $0.4 million for exercisable stock options at March 31, 2009.
     In accordance with SFAS No. 123(R), the Company elected to use the Black-Scholes option-pricing model to value stock options. The Company used historical stock prices of a peer group of companies as the basis for its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The Company employed the plain-vanilla method of estimating the expected term of the options as prescribed by Staff Account Bulletin (SAB) No. 107 and SAB No. 110, as the Company did not have significant historical experience. The forfeiture rate is based on past history of forfeited options. The expected dividend yield is based on the Company’s history of not paying dividends. Under the prospective method of adoption of SFAS No. 123(R), the Company continues to account for options issued prior to January 1, 2006 under the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees. The expense is being allocated using the straight-line method. For the three months ended March 31, 2009 and 2008, the Company recorded share-based compensation expense of $1.5 million and $1.0 million, respectively.

     The fair values of each option grant for the three months ended March 31, 2009 and 2008 were estimated at the date of grant using the Black-Scholes option-pricing model based on the assumptions below:

	Three Months Ended March 31,
	2009	2008
Expected term (years)	4.25	4.25
Risk-free interest rate	1.9%	2.7%
Expected volatility	53%	46%
Expected dividend	0%	0%
Expected forfeiture rate	5.5%	5.5%
Weighted-average fair value at grant date	$2.70	$17.04
NOTE G — RELATED PARTY TRANSACTIONS
     The Company has an exclusive license agreement with the Wisconsin Alumni Research Foundation (WARF), a shareholder of the Company, to make, use, sell and otherwise distribute products under certain of WARF’s patents anywhere in the world. The Company is required to pay WARF a royalty for each product sold. The Company has recorded to cost of revenue WARF royalties of $0.1 million and $0.3 million during the three months ended March 31, 2009 and 2008, respectively. The license agreement expires upon expiration of the patents and may be terminated earlier if the Company so elects. The Company may also grant sublicenses to third parties but must pay WARF 50% of all fees, royalties and other payments received. WARF has the right to terminate the license agreement if the Company does not meet the minimum royalty obligations, which are $0.3 million per calendar year, or commits any breach of the license agreement’s covenants. If the Company were to lose this license, it would be unable to produce or sell the System. The Company had royalty payable balances of $0.1 million and $0.6 million as of March 31, 2009 and December 31, 2008, respectively.
NOTE H— INVESTMENT IN COMPACT PARTICLE ACCELERATION CORPORATION
     During April 2008, TomoTherapy established a new affiliate, CPAC, to develop a compact proton therapy system for the treatment of cancer. CPAC’s investors include TomoTherapy, private investors and potential customers.
     Tomo holds a call option on the medical technology from CPAC; Tomo maintains overall control of CPAC’s Board of Directors; and CPAC is deemed to be a development stage enterprise. As a result, the Company consolidated CPAC’s accounts into its condensed consolidated financial statements in accordance with ARB No. 51 and presents the outside stockholders’ interests in CPAC as “Noncontrolling interests” (See Note B). As its investment in CPAC, Tomo contributed intellectual property with a fair market value of approximately $1.9 million. CPAC raised additional capital of $6.4 million during the three months ended March 31, 2009. As of March 31, 2009 and December 31, 2008, Tomo’s ownership interest in CPAC was 7.5% and 11.7%, respectively.
NOTE I— OTHER EVENTS
     On April 7, 2009, Tomo, Avalon Portfolio, LLC, a shareholder of the Company (Avalon), and certain affiliates of Avalon (collectively, and together with Avalon, the Avalon Parties) entered into a certain agreement to avoid the substantial expense and disruption that would result from a continuation of the Avalon Parties’ proxy contest regarding the election of directors to Tomo’s Board of Directors at Tomo’s 2009 annual meeting of shareholders. Pursuant to the agreement, an employee of Avalon was appointed to Tomo’s Board of Directors effective April 15, 2009. The parties also agreed to add another mutually acceptable independent director to Tomo’s Board. With these two additions, Tomo’s Board will be expanded to eleven members.
     Pursuant to the agreement, Tomo reimbursed the Avalon Parties $0.1 million for the Avalon Parties’ expenses incurred in connection with the preparation of the Avalon Parties’ proxy statement, the agreement and related matters. Tomo had recorded a related liability of $0.1 million during the three months ended March 31, 2009.
     On May 1, 2009, the shareholders of Tomo approved an increase of 5,033,334 shares available for issuance under the Company’s 2007 Equity Incentive Plan and an increase of 650,000 shares available for issuance under the Company’s 2007 Employee Stock Purchase Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read together with our unaudited condensed consolidated financial statements and the notes to those financial statements, which are included in this report. This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements reflect management’s expectations, estimates, and assumptions, based on information available at the time of the statement or, with respect to any document incorporated by reference, available at the time that such document was prepared. Forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives, prospects, and expectations. Forward-looking statements are often, but not always, made through the use of words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “likely,” “expect,” “estimate,” “project,” and similar expressions. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors, including, but not limited to, those discussed below under “Factors Affecting Our Financial Performance” and those in the section entitled “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time or otherwise, except as required by law.
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
     For the three months ended March 31, 2009 and 2008, our revenue was $30.6 million and $38.9 million, respectively, a decrease of 21%. Our net loss attributable to shareholders for the three months ended March 31, 2009 and 2008 was $13.0 million and $6.2 million, respectively, an increase of 111%. The decreased profitability in 2009 was primarily caused by the sale of 36% fewer Hi Art systems and our inability to record a federal tax benefit due to the need for a full valuation allowance on our deferred tax assets. Although our revenue decreased compared to the first quarter of last year and we experienced a net loss, we continued to hold a strong capital position with $158 million of cash and short-term investments as of March 31, 2009. Thus, we believe we are readily able to fund ongoing operations and to invest in future product offerings.
     Despite near-term economic challenges, we remain optimistic about our long-term financial performance. This is based on anticipated continued growth in market demand for image-guided radiation therapy equipment, our expected release of product enhancements in the future, our revenue backlog of $157 million as of March 31, 2009 and our growing service revenue.
Factors Affecting Our Financial Performance
     Our financial performance is significantly affected by the following factors:
Incoming Orders
     Since we sell high-priced capital equipment with a long sales cycle and an approximate 12-month window between customer order and delivery, an important measure of our future financial performance is the dollar value of incoming orders for equipment. During the first quarter of 2009, we experienced a decline in incoming orders as compared to the first quarter of 2008. We believe that this decline resulted from a combination of the current global economic downturn, the ongoing credit crisis, our transition in sales leadership and increased competitive pressure.

     Since the Hi Art system is a major capital expenditure, our customers may require funding through a credit facility or lease arrangement. In the current economic environment, many customers are having increased difficulty obtaining the necessary credit. In addition, the current economic environment may cause potential new customers to delay placing capital equipment orders or to purchase equipment that is less costly. In the last few months, some United States orders we expected to close have not been placed, which we believe might be the result of concerns about economic conditions or difficulty obtaining financing.
     Over the last year, we experienced increased competition in the marketplace. We intend to increase our sales competitiveness by improving the quality and effectiveness of our sales force, increasing our focus on group purchasing organizations and national accounts, increasing our emphasis on regional user meetings and expanding product features, as evidenced by our previously announced plans to launch TomoDirect software, in order to open greater market opportunities. Furthermore, we believe continued innovation and expansion of our clinical capabilities will extend our technology leadership position and increase our prospects for greater market share and continued growth.
     During 2008, we terminated the distribution agreement with our former Japanese distributor, resulting in a stoppage of incoming orders from Japan. Effective January 1, 2009, we entered into a distributorship agreement with Hitachi Medical Corporation (Hitachi) to distribute the Hi Art system in Japan. Japan is the second largest market in the world for radiation therapy equipment. In the first quarter of 2009, Hitachi took delivery of multiple systems.
Backlog
     As of March 31, 2009, we had a backlog of $157 million, the majority of which should convert to revenue within the next 12 months. We define backlog as the total contractual value of all firm orders received for the Hi Art system and related options that we believe are likely to ship within 24 months. To be included in backlog, such orders must be evidenced by a signed quotation or purchase order from the customer.
     On a regular basis, we review our open orders to determine if they meet our backlog definition by evaluating various factors including site identification, requested delivery date and customer or distributor history. If they do not meet our backlog definition, we remove the orders from our backlog. As a result of this process, we removed a significant number of orders from our backlog during the year ended December 31, 2008. Reasons for these removals included uncertainty regarding customer project sites, customer shipment schedules, customer economic issues, the timing of shipments to our Japanese distributor and competitive losses of two customers. As a result of our new process for tracking orders that we implemented in the second quarter of 2008, we believe that we have improved accuracy in determining backlog and predicting the timing of shipments.
Revenue
     The majority of our revenue is generated from sales of the Hi Art system. We negotiate the actual purchase price with each customer, and, historically, the purchase price has varied significantly across geographic regions.
     Because of the current global economy and increased competition, we expect our 2009 revenue to be lower than our 2008 revenue. However, based on anticipated continued growth in market demand for image-guided radiation therapy equipment, our new senior sales management, our growing number of service contracts, our revenue backlog and our expected release of product enhancements in the future, we are optimistic about our revenue growth beyond 2009.
     Our revenue projections can be impacted by a number of factors, including the following:
•	Shipments of the Hi Art system generally occur 9 to 12 months after we receive the order. Timing of deliveries can be affected by factors out of our control such as construction delays at customer project sites and customer credit issues. We generally recognize revenue from a system sale upon customer acceptance, which usually occurs three to four weeks after delivery. Each installation represents a significant percentage of our revenue for the quarter in which it occurs.

•	Our geographic mix of customers may impact our average selling prices. Increased sales of the Hi Art system outside of North America have tended to favorably impact our gross margins due to higher average selling prices in these markets. We intend to continue to expand our international selling efforts, although we cannot be certain that favorable pricing trends will continue nor can we be certain of how foreign currency exchange rates will impact our financial results in the future.

•	Our ability to demonstrate the clinical benefits of the Hi Art system compared to competing systems is a factor in our ability to increase market demand for the Hi Art system. To compete effectively, we may need to offer additional features that could require substantial internal resources to develop.

•	Our focus on sales to for-profit, multi-center customers in the United States may require us to lower selling prices, as these customers have negotiated quantity discounts. In addition, we have a limited history of working with these for-profit, multi-center customers. Orders from these customers may remain in backlog longer than those from customers who place single unit orders, as units sold to multi-center customers tend to install sequentially over a longer period of time.

•	The Hi Art system is a major capital equipment item that represents a significant purchase for most of our customers. If the global economy does not improve, our customers may choose to delay some of their capital spending, and, as a result, our incoming orders and subsequent revenue recognition may be materially adversely affected.
     Also included in our revenue are sales of optional equipment and software enhancements purchased by our end customers. Because we plan to further develop the Hi Art system by adding upgraded features, we expect to experience continued revenue growth from sales of optional equipment and software enhancements.
     Service revenue. Our service revenue is generated primarily from post-warranty service contracts and the sale of service spare parts. Our service contracts may be purchased with one-year or multiple-year terms and for a variety of service levels, giving our customers the option to contract for the level of support they desire. Our most popular service plan as of March 31, 2009 is our Total TLC Service Package, or Total TLC. Under Total TLC, we provide customers with full spare parts coverage, including installation service by our field service engineers, and full planned maintenance. We recognize service contract revenue ratably over the term of the contract. We recognize revenue from spare parts, primarily sold to our distributors, upon shipment.
     As the number of installed systems continues to grow, we expect to experience growth in our revenue from post-warranty service contracts. Also, we intend to make available additional service offerings, which we believe will ultimately enhance our revenue and profitability.
     Our ability to execute these strategies to increase incoming orders, to increase backlog with high quality orders, to increase sales of optional equipment and software enhancements and to grow our service revenue will have a direct impact on our ability to increase overall revenue in the future. If we are unable to successfully execute these strategies, we may generate revenue at levels that are lower than those we have generated in the past.
Cost of revenue
     Cost of revenue includes all of our manufacturing and service costs. It consists of material, labor and overhead costs incurred in the manufacture of the Hi Art system. It also includes the cost of shipping the system to the customer site, installation costs, warranty provision and royalty payments to Wisconsin Alumni Research Foundation (WARF), a shareholder and related party. Finally, cost of revenue includes the customer support and service infrastructure required to service and repair the Hi Art system during the warranty and service contract periods.
     In future periods, we expect to improve our gross margins through the following initiatives:
     Component supply and cost.  Our cost of revenue continues to be impacted by high component costs and high replacement rates, resulting in increased warranty expense and negative profit margins on various service contracts. We continue to develop alternate components and implement enhancements to increase the performance of components used in the Hi Art system. We are also seeking to identify lower-priced components of comparable or improved performance and quality, as well as making engineering improvements to the Hi Art system in order to reduce costs. We believe that achieving these goals should result in reduced manufacturing and service support costs in the long term.
     Service and support expenses.   We continue to have a number of individual service contracts that produce negative gross profit margins, and we have recorded a reserve for the related estimated future losses. However, our average direct service costs per installed system are beginning to decrease. We expect to continue to improve service contract margins by leveraging our fixed service infrastructure costs over a larger installed base, increasing the price for some of our older annual service contracts, training our personnel to improve their diagnostic capabilities and introducing component design changes, all of which should improve system performance and reduce overall service costs.
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
     Our ability to execute on these strategies to reduce customer support and service expenses, as well as component costs and failure rates, will have a direct impact on our ability to improve profitability in the future. If we are unable to successfully execute these strategies, we may experience margins that are similar to or lower than our past performance.
Operating expenses
     We expect research and development expenses to decrease during 2009, both in dollars and as a percentage of total revenue, as we have decreased the total number of employees performing research and development activities. In addition, we believe we are being selective with our ongoing project spending by focusing on the highest priority projects. Furthermore, during 2009, we expect to continue to capitalize software costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.
     We expect 2009 selling, general and administrative expenses to approximate such expenses in 2008, both in dollars and as a percentage of total revenue. In future years, we expect these expenses to decrease as a percentage of total revenue as our overall business grows.
Nonoperating expenses
     Because we conduct business in numerous foreign jurisdictions, we are exposed to changes in foreign currency exchange rates. Foreign currency exchange rate fluctuations could materially adversely affect our business, financial condition and results of operations. Our primary exposures are related to foreign currency denominated sales and expenses in Europe. As of March 31, 2009, we did not have a hedging program in place to offset these risks.
Interest income
     Since the completion of our initial public offering, we have invested our cash balances in a short-term investment portfolio. Until recently, this has led to growing interest income. We expect interest income to decline in 2009 due both to lower levels of investable cash and to a reduction in interest rates.
Income tax expense (benefit)
     We are subject to taxation in the United States and in numerous foreign jurisdictions. Significant judgments and estimates are required when evaluating our tax positions and determining our worldwide provision for income taxes. As a result, our effective tax rate may fluctuate based on a number of factors including variations in projected taxable income in the numerous geographic locations in which we operate, changes in the valuation of our deferred tax assets, tax positions taken on tax returns filed in the geographic locations in which we operate, introduction of new accounting standards and changes in tax liabilities to address potential tax exposures related to business and income tax positions we have taken that could be challenged by taxing authorities.
     Valuation allowances are established when necessary to reduce deferred tax assets to the amount more-likely-than-not to be realized under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). SFAS No. 109 requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets will be realized. Evidence considered during the first quarter of 2009 included the existence of cumulative three-year losses, a decreased backlog, projected current year losses and the impact of current economic conditions.
Noncontrolling interests
     Our condensed consolidated financial statements include the accounts of Compact Particle Acceleration Corporation (CPAC), our controlled, minority-owned affiliate. Because we hold a call option on the medical technology from CPAC and maintain overall control of its board of directors, for accounting purposes we are deemed to have a controlling interest in the entity. Since our ownership interest is less than 50%, the outside stockholders’ interests are shown in our condensed consolidated financial statements as “Noncontrolling interests.” If we obtain the third-party funding we are seeking for CPAC, we expect our ownership percentage to continue to decline.
Results of Operations
     The following table sets forth certain elements from our condensed consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Revenue	100.0%	100.0%
Cost of revenue	91.7	78.9

Gross profit	8.3	21.1

Operating expenses:
Research and development	19.1	24.5
Selling, general and administrative	34.8	27.4

Total operating expenses	53.9	51.9

Loss from operations	(45.6)	(30.8)
Other income	1.4	4.4

Loss before income tax and noncontrolling interests	(44.2)	(26.4)
Income tax benefit	(0.3)	(10.6)

Net loss	(43.9)	(15.8)
Noncontrolling interests	1.4	0.0

Net loss attributable to shareholders	(42.5)%	(15.8)%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Revenue
     Revenue by major type for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	Three Months Ended March 31,
	2009		2008

Product revenue	$21,133	69%	$32,487	84%
Service and other revenue	9,490	31	6,413	16

	$30,623	100%	$38,900	100%

     Revenue by geographic region for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	Three Months Ended March 31,
	2009		2008

North America	$18,239	60%	$29,875	77%
Europe and Middle East	6,275	20	4,785	12
Asia-Pacific	6,109	20	4,240	11

	$30,623	100%	$38,900	100%

     Product revenue decreased $11.4 million or 35% between periods. This decrease was attributable to 36% fewer Hi Art systems installed and accepted during the three months ended March 31, 2009 versus the three months ended March 31, 2008. Overall, average selling prices during the first quarter of 2009 decreased 3% from those of the first quarter of 2008.
     Service and other revenue increased $3.1 million or 48% between periods. This increase was primarily attributable to an increase in service contract revenue, as more systems moved from warranty to service contract coverage, and to an increase in spare parts revenue. There were 50% more units covered by service contracts at March 31, 2009 as compared to March 31, 2008.
Cost of revenue
     Cost of revenue decreased to $28.1 million for the three months ended March 31, 2009 from $30.7 million for the three months ended March 31, 2008, a decrease of $2.6 million or 8%. Overall, our gross margin was 8.3% for the three months ended March 31, 2009 compared to 21.1% for the three months ended March 31, 2008. The reduction in gross margin was primarily due to lower product revenue and higher service-related expenses due to the larger number of units in the installed base.
     Average standard cost per unit sold increased by 4% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, as several units installed during the period included options. Although total manufacturing expenses decreased by $0.3 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, our costs capitalized into inventory decreased by $1.4 million due to our decision to slow manufacturing activity early in the period.
     Total service and support costs increased by 5% for three months ended March 31, 2009 compared to the three months ended March 31, 2008. In general, the majority of this increase was attributable to the growth in the number of systems under service contracts, offset by an 11% decrease in the average service cost per site. Our overall service contract costs increased by $1.3 million, as there were 50% more units under service contract in the first quarter of 2009 as compared to the first quarter of 2008. We also incurred an increase of $0.5 million in costs related to the sale of spare parts during the period, as a new distributor requested a first-time stocking of inventory. These increases were partially offset by a $1.4 million decrease in travel and overtime, as we benefited from a decrease in the number of service repair interventions to our installed base. In addition, there was a $0.6 million decrease in costs associated with upgrading the installed base for component and software changes.

Research and development expenses
     Research and development expenses by category for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Hi Art R&D	$5,581	$7,825	$(2,244)	(29)%
Proton Project / CPAC R&D	268	1,700	(1,432)	(84)

	$5,849	$9,525	$(3,676)	(39)%

     Total research and development expenses decreased $3.7 million or 39% between periods. Hi Art research and development activities decreased by $2.2 million between periods due to a $0.9 million decrease in project spending, as we were more selective with our spending by focusing on high priority projects, and a $0.6 million decrease in employee costs, as we decreased the total number of employees engaged in research and development activities. We also capitalized internal development costs of $0.9 million in the first quarter of 2009 related to software options under development. The proton therapy research project spending decreased by $1.4 million during the quarter as CPAC slowed its development pending the receipt of additional third-party capital.
Selling, general and administrative expenses
     Selling, general and administrative expenses were $10.7 million for the three months ended March 31, 2009 and 2008. We also incurred a $0.7 million increase in selling costs due to a resolution of a customer conflict. This increase was offset by a $0.5 million decrease in commissions payable due to the lower volume of systems ordered or accepted during the period and by a $0.5 million decrease in employee costs.
Other income (expense)
     We had other income of $0.4 million for the three months ended March 31, 2009 and $1.7 million for the three months ended March 31, 2008, a decrease of $1.3 million or 75%. The decrease was primarily due to a $1.1 million decrease in interest income, as our cash investment balances and interest rates were significantly lower during the first quarter of 2009 than in 2008.
Income tax expense
     For the three months ended March 31, 2009, we recorded an income tax benefit of $0.1 million resulting in an effective income tax rate of 1%. The effective tax rate for the first quarter of 2009 differed significantly from the statutory tax rate primarily due to recording a valuation allowance for deferred tax assets in domestic and certain foreign taxing jurisdictions that are not more-likely-than-not to be realized. For the three months ended March 31, 2008, we recorded an income tax benefit of $4.1 million resulting in an effective income tax rate of 40%.
Liquidity and Capital Resources
     To date, we have funded our working capital and capital expenditure requirements using cash generated from sales of equity securities, operations and, to a lesser extent, borrowings. From our inception through March 31, 2009, we obtained financing of $233.9 million primarily through public and private placements of equity securities and the exercise of stock options.
Financial Condition
     Our cash and equivalents were $66.6 million at March 31, 2009 compared to $66.0 million at December 31, 2008, an increase of $0.6 million or 1%. During 2008 we moved a portion of our excess cash to outside investment managers, who have invested the funds in short-term investments. Information regarding these short-term investments, which totaled $91.1 million at March 31, 2009, is set forth in the following table (in thousands):

	March 31, 2009
	Cost basis	Unrealized gains	Unrealized losses	Fair Value
U.S. Government and Agency securities	$70,563	$1,657	$—	$72,220
Corporate bonds	18,954	126	(245)	18,835

	$89,517	$1,783	$(245)	$91,055

     We also renewed our $50 million line of credit during 2008, under which there were no borrowings as of March 31, 2009 and December 31, 2008. Our working capital, which is calculated by subtracting our current liabilities from our current assets, was $179.5 million at March 31, 2009 compared to $185.2 million at December 31, 2008, a decrease of $5.7 million or 3%. Our shareholders’ equity was $201.7 million at March 31, 2009 compared to $213.6 million at December 31, 2008, a decrease of $11.9 million or 6%. The decreases in our working capital and our shareholders’ equity were primarily related to our operating loss during the first quarter of 2009.
Cash Flows
     Cash flows from operating activities
     Net cash used in operating activities was $1.6 million for the three months ended March 31, 2009. This included a net loss of $13.4 million, which was adjusted for the following noncash items: $2.4 million for depreciation and amortization, $1.5 million for share-based compensation and $0.2 million for deferred income tax benefits. Receivables decreased by $8.5 million due to collections of year-end balances and a lower number of system acceptances. Inventory increased by $0.8 million due to the number of in-process systems being built in anticipation of our second quarter shipment schedule. Accounts payable increased by $3.3 million, as our inventory purchasing activity increased during the period. Accrued expenses decreased by $3.7 million due primarily to the decreases of payroll, severance, commission and warranty accruals. Deferred revenue increased by $2.2 million due largely to an increase in deferred service contract revenue, as more customers entered into service contracts due to growth in the installed base. Customer deposits decreased by $0.8 million due to a lower number of new orders received during the first quarter of 2009.
     Cash flows from investing activities
     Net cash used in investing activities was $4.7 million for the three months ended March 31, 2009, as we invested $7.5 million in short-term investments and $1.2 million in capital equipment, which included tools and equipment to support our operations and new computer equipment and software. We capitalized $0.9 million of internal development costs related to new software products. Furthermore, we sold $4.9 million of our short-term investments during the period.
     Cash flows from financing activities
     Net cash provided by financing activities was $6.3 million for the three months ended March 31, 2009, primarily in proceeds from third-party investors related to the issuance of CPAC common stock.
     The effect of foreign currency exchange rate changes on our cash and equivalents resulted in increases of $0.7 million during the three months ended March 31, 2009 and $1.2 million during the three months ended March 31, 2008.
Loans and Available Borrowings
     There have been no significant changes to the loans and available borrowings we reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

Contractual Obligations and Commitments
     There have been no significant changes to the contractual obligations and commitments we reported in our Annual Report on Form 10-K for the year ended December 31, 2008.
Pending Litigation
     On May 30, 2008 and June 10, 2008, two separate complaints were filed in the U.S. District Court for the Western District of Wisconsin against us and certain of our officers. On October 23, 2008, those complaints were consolidated into a Consolidated Amended Complaint filed in the U.S. District Court for the Western District of Wisconsin, against us, certain of our officers and all of our independent directors during the period in question. The consolidated action alleges that the defendants violated the Securities Act with respect to statements made in connection with the initial and secondary public offerings of our common stock. The plaintiffs also allege that the defendants violated federal securities laws by misrepresenting our projected financial outlook during the period May 9, 2007 through April 17, 2008. The plaintiffs seek to represent persons who purchased our securities between those dates and who were damaged as a result of the decline in the price of our stock between these dates, allegedly attributable to the financial misrepresentations. The plaintiffs seek compensatory damages in an unspecified amount.
     We believe that we have substantial legal and factual defenses to the claims and allegations contained in the complaints, and we intend to pursue these defenses vigorously. There can be no assurance, however, that we will prevail. Although we carry insurance for these types of claims and related defense costs, a judgment significantly in excess of our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flows. As of March 31, 2009, we estimated that our potential loss will not exceed our insurance deductible of $0.5 million.
Operating Capital and Capital Expenditure Requirements
     Our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:
•	Revenue generated from sales of the Hi Art system and service plans;

•	Costs associated with our sales and marketing initiatives and manufacturing activities;

•	The performance of the Hi Art systems operating in the field and cost of maintaining those systems;

•	The level of investment needed in our service and support infrastructure;

•	Costs of our research and development activities; and

•	Effects of competing technological and market developments.
     The current state of the global economy is volatile and could have potentially negative effects on our near-term liquidity and capital resources, including slower collections of receivables, delays in the delivery of existing orders and postponements of incoming orders. However, we believe that our current cash and equivalents, along with the cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the foreseeable future. As of March 31, 2009, we were in a strong capital position with $158 million of cash and short-term investments. For that reason, we do not expect to draw on our $50 million line of credit nor do we expect to use significant amounts of our cash reserves for operating activities during the foreseeable future. Moreover, we are seeking to conserve our cash resources and are carefully monitoring our ongoing expenditures.
Off-Balance Sheet Arrangements
     As of March 31, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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
     For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2008. Other than the item discussed below, there have been no material changes in any of our accounting policies since December 31, 2008.
Loss Per Share of Common Stock
     Effective January 1, 2009, we adopted Financial Accounting Standards Board (FASB) Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP 03-6-1), which required us to use the two-class method to calculate earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, income from continuing operations (or net income) is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends (or interest on participating income bonds) that must be paid for the current period. The remaining earnings are allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to each security are determined by adding together the amount allocated for dividends and the amount allocated for a participation feature. The total earnings allocated to each security are divided by the number of outstanding shares of the security to which the earnings are allocated to determine the earnings per share for the security.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP No. 157-2), which provided a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 in 2008 and FSP No. 157-2 in 2009 did not have a material impact on our condensed consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). These new standards significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. We adopted SFAS No. 141(R) and SFAS No. 160 in 2009. The adoption of SFAS No. 160 had a material impact on our condensed consolidated balance sheets during 2009, as “Noncontrolling interests” has been reclassified as “Equity.” As required, the adoption of SFAS No. 160 was retrospectively applied to our 2008 condensed consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures for derivative and hedging activities. The adoption of SFAS No. 161 in 2009 did not have a material impact on our condensed consolidated financial statements.
     In June 2008, the FASB issued FSP 03-6-1. Under FSP 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share. The adoption of FSP 03-6-1 did not have a material impact on our disclosure of earnings per share.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our exposure to market risk is currently confined to changes in short-term investments, foreign currency exchange and interest rates. Our exposure to market risk was discussed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to such exposure since December 31, 2008.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2009. In reaching this conclusion, our Chief Executive Officer and Chief Financial Officer noted that we failed to include in our Original Annual Report on Form 10-K for 2008 a report by management on our internal control over financial reporting. We also had a material weakness in accounting for income taxes as described below. As of April 1, 2009, the date of our Amendment No. 1 on Form 10-K/A for 2008, we reviewed our disclosure controls and procedures to correct the deficiency that led to this omission and expect to implement changes in the near term. Notwithstanding the material weakness that existed as of March 31, 2009, management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).
Material Weakness in Internal Control Over Financial Reporting
     On April 15, 2009, our management and the Audit Committee of our Board of Directors determined that our financial statements as of December 31, 2008 and for the year then ended required restatement to correct errors in the accounting for income taxes. The errors were the result of establishing a tax valuation allowance for unrecognized tax benefits, which had already been reserved for, and a failure to consider all future sources of taxable income, such as items in Other Comprehensive Income, in the evaluation of the valuation allowance. We also netted the liability for unrecognized tax benefits as of December 31, 2008 against the carrying amount of related deferred tax asset credit carryforwards, adjusted accrued expenses related to our acquisition due to reclassifying estimated deferred tax assets recorded at the time of acquisition and reclassified certain current and noncurrent deferred tax assets and liabilities.
     As a result, our management and the Audit Committee of our Board of Directors concluded that there was a material weakness in internal control over financial reporting as of December 31, 2008, which continued to exist at March 31, 2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.
     Management has been and is currently addressing this material weakness in internal control over financial reporting and is committed to remediating it as expeditiously as possible. During 2009, we, with the assistance of external tax advisors, enhanced controls and policies with respect to calculating and monitoring our quarterly income tax provision. We are in the process of implementing additional controls to address the remaining income tax accounting control deficiencies which together constitute a material weakness at December 31, 2008 and March 31, 2009.

Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are subject to various claims and legal proceedings arising in the ordinary course of our business, including the pending securities class action described in more detail in Note D to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We believe that the ultimate resolution of these matters, whether individually or in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors
     In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our 2008 Annual Report on Form 10-K, which could materially affect our business, financial condition or results of operations. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by statements in this Quarterly Report on Form 10-Q include, but are not limited to, the risk factors discussed below or in “Part I, Item 1A. Risk Factors” in our 2008 Annual Report on Form 10-K. If any of the events discussed in such risk factors occur, our business, financial condition and results of operations could be adversely affected in a material way, and the market value of our common stock could decline.
Our sales and receivables may be adversely impacted if current economic conditions in the United States or elsewhere persist or worsen and credit becomes more difficult to obtain on reasonable terms.
     The Hi Art system is a major capital equipment item that represents a significant purchase for most of our customers and may require funding through a credit facility or lease arrangement. If the global economy is weak, our customers may hesitate to place large capital equipment orders for items such as the Hi Art system or they may be required to delay or cancel previously planned purchases. A survey of community hospitals in the United States conducted by the American Hospital Association (AHA) in March of 2009 found that such hospitals’ access to capital has not improved or has continued to deteriorate since December of 2008, with eight of 10 community hospitals reducing capital spending. During 2008 and the first quarter of 2009, some customers reported to us that they were unable to finalize orders as a result of financial or credit difficulties. A number of orders we expected to receive in the second half of 2008 or first quarter of 2009 have not been placed because of the hospitals’ freeze on capital equipment purchases. If macroeconomic conditions cause our customers to purchase fewer Hi Art systems, cause us to reduce our prices or cause our customers to have difficulty paying us, there could be a material adverse effect on our business, financial condition and results of operations.
If our backlog, which we believe is an important measure of future revenue, declines further, our future financial performance will be adversely affected.
     As of March 31, 2009, we had a backlog of $157 million, the majority of which we anticipate will convert to revenue in the next twelve months. We believe the value of new incoming orders is an important measure of our future financial performance. During 2008 and continuing in the first quarter of 2009, we experienced a decline in incoming orders as compared to 2007. We believe that this decline resulted from a combination of the current global economic downturn, the ongoing credit crisis, our transition in sales leadership and enhanced competitive pressure. If we are unable to respond effectively to increased competition and our new sales leadership is not effective in increasing new orders, our backlog may continue to decline. If global economic conditions remain weak or worsen, our customers may have greater difficulty obtaining the funding necessary to place new orders. This could lead to further erosion of our backlog. Significant decline in new orders and erosion of existing backlog could materially adversely affect our business, financial condition and results of operations.
Our success will depend on our ability to attract and retain qualified personnel, while also effectively managing employee costs.
     In December of 2008, we announced a reduction in force affecting approximately 12% of our workforce. If this action does not result in proper alignment of human resources with business needs and revenue levels, our financial results may worsen. We may also need to reduce our workforce further to align with any further decline in our revenue. Our continued success will also depend on our ability to retain management personnel and qualified personnel with expertise in research and development, engineering, service, manufacturing, sales, marketing and finance, as well as our ability to attract, retain and train new staff in key areas such as sales and service. We face considerable challenges in recruiting, training, managing, motivating and retaining these personnel. If we are unable to maintain an adequate number of trained, qualified and motivated personnel, our reputation and business operations could suffer, and our business, financial condition and results of operations could be materially adversely affected.
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
     Through March 31, 2009, we used $74.0 million of the net proceeds from our initial public offering, as detailed in the following table (in millions):

Working capital	$51.7
Purchases of property and equipment	15.2
Purchases of test systems	5.7
Acquisition of Chengdu Twin Peak Accelerator Technology Inc.	1.2
Repayment of debt	0.2
Remaining net proceeds in cash, equivalents and short-term investments	110.7

Net proceeds from initial public offering	$184.7

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit Number	Description

3.1 (1)	Amended and Restated Articles of Incorporation of the Company

3.2 (1)	Amended and Restated Bylaws of the Company

10.1 (2)†	Manufacture and Supply Agreement dated January 13, 2009 between the Company and Siemens AG Healthcare Sector

10.2 (3)	Employment Agreement dated November 5, 2008 between the Company and Brenda S. Furlow

10.3 (3)†	Loan Agreement dated December 1, 2007 between the Company and M&I Marshall & Ilsley Bank

10.4 (3)†	Promissory Note dated December 1, 2008 by the Company in favor of M&I Marshall & Ilsley Bank

10.5 (3)	First Amendment to Employment Agreement dated March 12, 2009 between the Company and Stephen C. Hathaway

10.6 (4)†	Amendment One to Manufacture and Supply Agreement dated April 10, 2009, effective as of April 1, 2009, between the Company and Siemens AG Healthcare Sector

10.7 (5)	Agreement dated April 7, 2009, among the Company, Avalon Capital Group, Inc., Avalon Portfolio, LLC and Avalon Technology, LLC

10.8 (6)†	Magnetron Subscription Agreement with e2v Inc. and e2v Technologies (UK) Limited dated April 24, 2009 and effective May 1, 2009

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008.

(2)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

(3)	Previously filed as an exhibit to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2009.

(4)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2009.

(5)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2009.

(6)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2009.

*	Filed herewith.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the referenced Form 8-K or Form 10-K, as applicable, and submitted separately to the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TomoTherapy Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 13, 2009

TOMOTHERAPY INCORPORATED

/s/ Frederick A. Robertson Frederick A. Robertson
Chief Executive Officer and President

TOMOTHERAPY INCORPORATED

/s/ Stephen C. Hathaway Stephen C. Hathaway
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

3.1 (1)	Amended and Restated Articles of Incorporation of the Company

3.2 (1)	Amended and Restated Bylaws of the Company

10.1 (2)†	Manufacture and Supply Agreement dated January 13, 2009 between the Company and Siemens AG Healthcare Sector

10.2 (3)	Employment Agreement dated November 5, 2008 between the Company and Brenda S. Furlow

10.3 (3)†	Loan Agreement dated December 1, 2007 between the Company and M&I Marshall & Ilsley Bank

10.4 (3)†	Promissory Note dated December 1, 2008 by the Company in favor of M&I Marshall & Ilsley Bank

10.5 (3)	First Amendment to Employment Agreement dated March 12, 2009 between the Company and Stephen C. Hathaway

10.6 (4)†	Amendment One to Manufacture and Supply Agreement dated April 10, 2009, effective as of April 1, 2009, between the Company and Siemens AG Healthcare Sector

10.7 (5)	Agreement dated April 7, 2009, among the Company, Avalon Capital Group, Inc., Avalon Portfolio, LLC and Avalon Technology, LLC

10.8 (6)†	Magnetron Subscription Agreement with e2v Inc. and e2v Technologies (UK) Limited dated April 24, 2009 and effective May 1, 2009

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008.

(2)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

(3)	Previously filed as an exhibit to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2009.

(4)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2009.

(5)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2009.

(6)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2009.

*	Filed herewith.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the referenced Form 8-K or Form 10-K, as applicable, and submitted separately to the Securities and Exchange Commission.