Form 10-Q
period 2009-06-30
TomoTherapy Inc
filed 2009-08-06
CIK 1317872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33452
TomoTherapy Incorporated
(Exact name of registrant as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	39-1914727 (I.R.S. Employer Identification No.)

1240 Deming Way, Madison, Wisconsin (Address of principal executive offices)	53717 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding as of July 31, 2009: 52,124,871 shares.

TomoTherapy Incorporated
Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

	June 30,	December 31,
	2009	2008
		(As adjusted, Note A)
ASSETS
Cash and cash equivalents	$69,207	$65,967
Short-term investments	79,362	88,825
Receivables, net	29,863	41,259
Inventories, net	61,580	63,983
Deferred tax assets	—	496
Prepaid expenses and other current assets	2,811	1,890

Total current assets	242,823	262,420
Property and equipment, net	20,604	22,157
Other non-current assets, net	12,162	11,851

TOTAL ASSETS	$275,589	$296,428

LIABILITIES AND EQUITY
Accounts payable	$9,239	$7,804
Accrued expenses	17,512	18,324
Accrued warranty	4,907	7,431
Deferred revenue	22,689	28,139
Customer deposits	15,842	15,494

Total current liabilities	70,189	77,192
Other non-current liabilities	2,353	3,487

Total liabilities	72,542	80,679

COMMITMENTS AND CONTINGENCIES (Note F)

EQUITY
Preferred stock, $1 per share par value, 10,000,000 shares authorized at June 30, 2009 and December 31, 2008; no shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 per share par value, 200,000,000 shares authorized at June 30, 2009 and December 31, 2008; 52,121,768 and 52,109,871 shares issued and outstanding at June 30, 2009 and 52,065,400 and 52,063,768 shares issued and outstanding at December 31, 2008	506	506
Additional paid-in capital	662,253	659,379
Treasury stock, 11,897 and 1,632 shares at cost at June 30, 2009 and December 31, 2008, respectively	(26)	—
Accumulated other comprehensive income	62	202
Accumulated deficit	(466,615)	(446,493)

Total shareholders’ equity	196,180	213,594
Noncontrolling interests	6,867	2,155

Total equity	203,047	215,749

TOTAL LIABILITIES AND EQUITY	$275,589	$296,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(As adjusted,		(As adjusted,
		Note A)		Note A)
Revenue	$41,080	$52,021	$71,703	$90,921
Cost of revenue	32,565	39,496	60,649	70,178

Gross profit	8,515	12,525	11,054	20,743

Operating expenses:
Research and development	7,020	10,044	12,869	19,569
Selling, general and administrative	11,224	13,635	21,876	24,303

Total operating expenses	18,244	23,679	34,745	43,872

Loss from operations	(9,729)	(11,154)	(23,691)	(23,129)
Other income (expense):
Interest income	695	1,090	1,392	2,864
Interest expense	(15)	(6)	(29)	(17)
Other expense, net	(107)	(82)	(363)	(156)

Total other income	573	1,002	1,000	2,691

Loss before income tax and noncontrolling interests	(9,156)	(10,152)	(22,691)	(20,438)
Income tax benefit	(318)	(1,806)	(418)	(5,920)

Net loss	(8,838)	(8,346)	(22,273)	(14,518)
Noncontrolling interests	1,715	1,485	2,151	1,485

Net loss attributable to shareholders	$(7,123)	$(6,861)	$(20,122)	$(13,033)

Loss per common share — basic and diluted	$(0.14)	$(0.14)	$(0.40)	$(0.26)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2009	2008
		(As adjusted,
		Note A)
Cash flows from operating activities:
Net loss	$(22,273)	$(14,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,048	4,128
Share-based compensation	2,872	1,986
Deferred income tax benefit	(458)	(6,036)
Other noncash items	93	182
Changes in operating assets and liabilities:
Receivables	11,528	4,986
Inventories	1,800	(21,158)
Other assets	(798)	(2,977)
Accounts payable	1,419	(6,285)
Accrued expenses	(1,119)	(4,927)
Accrued warranty	(2,524)	(648)
Deferred revenue	(5,440)	7,529
Customer deposits	348	5,055
Other liabilities	—	112

Net cash used in operating activities	(9,504)	(32,571)

Cash flows from investing activities:
Purchases of property and equipment	(1,445)	(4,416)
Purchases of test systems	—	(2,331)
Purchases of short-term investments (1)	(7,499)	(99,754)
Proceeds from sales and maturities of short-term investments	16,626	—
Other investing activities	(2,080)	(448)

Net cash provided by (used in) investing activities	5,602	(106,949)

Cash flows from financing activities:
Payments on notes payable	(69)	(35)
Repurchases of common stock	(26)	—
Proceeds from exercises of stock options and warrants	2	1,184
Proceeds from issuance of CPAC common stock	6,864	6,500

Net cash provided by financing activities	6,771	7,649
Effect of exchange rate changes on cash and cash equivalents	371	672

Increase (decrease) in cash and cash equivalents	3,240	(131,199)
Cash and cash equivalents at beginning of period	65,967	191,780

Cash and cash equivalents at end of period	$69,207	$60,581

(1)
The Company made its initial investment of its excess cash balances in short-term investments during the quarter ended June 30, 2008. As a result, cash used in the purchases of short-term investments for the six months ended June 30, 2009 were significantly lower than that of the six months ended June 30, 2008.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(unaudited)

	Shareholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Accumulated	Noncontrolling
	Stock	Capital	Stock	Income (Loss)	Deficit	Interests	Total Equity
							(As adjusted,
							Note A)

Balance at December 31, 2007	$497	$652,688	$—	$(523)	$(413,005)	$—	$239,657
Net loss	—	—	—	—	(33,488)	(7,102)	(40,590)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(401)	—	—	(401)
Net unrealized investment gain, net of tax	—	—	—	1,126	—	—	1,126

Comprehensive loss	—	—	—	—	—	—	(39,865)

Issuance of common stock	3	537	—	—	—	9,257	9,797
Exercise of stock options	6	1,415	—	—	—	—	1,421
Exercise of common stock warrants	—	8	—	—	—	—	8
Share-based compensation expense	—	4,731	—	—	—	—	4,731

Balance at December 31, 2008	506	659,379	—	202	(446,493)	2,155	215,749
Net loss	—	—	—	—	(20,122)	(2,151)	(22,273)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	36	—	—	36
Net unrealized investment loss	—	—	—	(176)	—	—	(176)

Comprehensive loss	—	—	—	—	—	—	(22,413)

Issuance of common stock	—	—	—	—	—	6,863	6,863
Exercise of common stock warrants	—	2	—	—	—	—	2
Repurchases of common stock	—	—	(26)	—	—	—	(26)
Share-based compensation expense	—	2,872	—	—	—	—	2,872

Balance at June 30, 2009	$506	$662,253	$(26)	$62	$(466,615)	$6,867	$203,047

The accompanying notes are an integral part of these condensed consolidated statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
The organization is comprised of TomoTherapy Incorporated, a Wisconsin corporation (Tomo), its wholly-owned subsidiaries and its minority-owned affiliate (collectively, together with Tomo, the Company). TomoTherapy Incorporated and its wholly-owned subsidiaries (TomoTherapy) developed, market and sell the Hi Art system (the System), an advanced and versatile radiation therapy system for the treatment of a wide variety of cancers. TomoTherapy markets and sells the System to hospitals and cancer treatment centers in North America, Europe, the Middle East and Asia-Pacific. Compact Particle Acceleration Corporation (CPAC), TomoTherapy’s controlled, minority-owned affiliate, is an enterprise focused on the development of a proton therapy system.
Principles of Consolidation
The Company’s condensed consolidated financial statements include the accounts of TomoTherapy and CPAC. The Company has consolidated CPAC in accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB No. 51), as Tomo holds a call option on certain medical technology of CPAC and maintains overall control of CPAC’s board of directors. TomoTherapy’s ownership in CPAC is less than 50%; therefore, CPAC’s outside stockholders’ interests are shown in the Company’s condensed consolidated financial statements as “Noncontrolling interests.” Significant intercompany balances and transactions have been eliminated in consolidation.
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
The condensed consolidated balance sheet at December 31, 2008 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008.
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
Payments received for products prior to shipment are recorded as customer deposits. Once a System has been shipped, the related deposits are transferred to deferred revenue until the criteria for revenue recognition are satisfied.
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
The Company frequently enters into sales arrangements with customers that contain multiple elements or deliverables such as hardware and post-warranty maintenance services. Judgments as to the allocation of the proceeds received from an arrangement to the multiple elements, the determination of whether the undelivered elements are essential to the functionality of the delivered elements and the appropriate timing of revenue recognition are critical to ensure compliance with U.S. GAAP. The ability to establish the fair value of those undelivered elements could affect the timing of revenue recognition. Revenue earned involving multiple elements is allocated to each element based on vendor specific objective evidence (VSOE) of fair value, which is based on the price charged when the same element is sold separately. In instances when evidence of VSOE of all undelivered elements exists, evidence does not exist for one or more delivered elements and the fair value of all of the undelivered elements is less than the arrangement fee, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Therefore, to the extent that a discount exists, the Company attributes the discount entirely to the delivered elements.
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
Capitalized Software Development Costs
The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (SFAS No. 86). Software development costs incurred prior to the establishment of technological feasibility are expensed when incurred and are included in research and development expense. Technological feasibility is evaluated for each software version developed and can occur early or later in the development cycle depending on the nature of the development project. Once the software has reached technological feasibility, all subsequent software development costs are capitalized until that software is released for sale. After the software is released for sale, the capitalized software development costs are amortized, and the related expense is charged to cost of revenue.

Share-Based Compensation
The Company accounts for share-based payments in accordance with SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)), which requires all share-based payments to employees, including grants of employee stock options and stock sold pursuant to employee stock purchase plans, to be measured at fair value and expensed in the condensed consolidated statements of operations over the service period of the grant, which is generally the vesting period. The Company uses the Black-Scholes option-pricing model to value stock options. The Company uses historical stock prices of a peer group of companies as the basis for its volatility assumptions. The assumed risk-free rates are based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The Company employs the plain-vanilla method of estimating the expected term of the options as prescribed by Staff Account Bulletin (SAB) No. 107 and SAB No. 110, as the Company does not have significant historical experience. The forfeiture rate is based on past history of forfeited options. The expected dividend yield is based on the Company’s history of not paying dividends. Under the prospective method of adoption of SFAS No. 123(R), the Company continues to account for options issued prior to January 1, 2006 under the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and enhances disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP No. 157-2), which provided a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 in 2008 and FSP No. 157-2 in 2009 did not have a material impact on the Company’s condensed consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). These new standards significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. The Company adopted SFAS No. 141(R) and SFAS No. 160 in 2009. The adoption of SFAS No. 160 had a material impact on the Company’s condensed consolidated balance sheets during 2009, as “Noncontrolling interests” has been reclassified as “Equity.” As required, the adoption of SFAS No. 160 was retrospectively applied to the Company’s 2008 condensed consolidated financial statements for purposes of the current presentation.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures for derivative and hedging activities. The adoption of SFAS No. 161 in 2009 did not have a material impact on the Company’s condensed consolidated financial statements.
In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP 03-6-1). Under FSP 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share. The adoption of FSP 03-6-1 did not have a material impact on the Company’s disclosure of earnings per share (see Note C, “Loss per Share of Common Stock”).
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company has performed an evaluation of subsequent events through August 6, 2009, which is the date the financial statements were issued.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles — a replacement of SFAS No. 162 (SFAS No. 168). SFAS No. 168 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not believe the adoption of SFAS No. 168 will have a material impact on its condensed consolidated financial statements.

NOTE B — SUPPLEMENTAL FINANCIAL INFORMATION
Cash and Cash Equivalents
The Company considers all highly liquid interest-earning investments with original maturities of three months or less to be cash equivalents. The fair value of these investments approximates their carrying value.
Investments
Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term if they are highly liquid, as such marketable securities represent the investment of cash that is available for current operations. All short-term investments are classified as available for sale and are recorded at market value using the specific identification method. Changes in market value, net of tax, are reflected in the condensed consolidated financial statements as “Accumulated other comprehensive income.”
Investments consisted of the following (in thousands):

	June 30, 2009
		Unrealized	Unrealized
	Cost basis	gains	losses	Fair Value
U.S. Government and Agency securities	$60,557	$1,414	$—	$61,971
Corporate bonds	17,164	233	(6)	17,391

	$77,721	$1,647	$(6)	$79,362

	June 30, 2008
		Unrealized	Unrealized
	Cost basis	gains	losses	Fair Value
U.S. Government and Agency securities	$82,726	$22	$(234)	$82,514
Corporate bonds	16,477	9	(95)	16,391

	$99,203	$31	$(329)	$98,905

The maturities of debt securities were as follows (in thousands):

	June 30, 2009		June 30, 2008
	Cost basis	Fair Value	Cost basis	Fair Value
Due in one year or less	$31,826	$32,327	$35,890	$35,756
Due after one year through five years	45,895	47,035	63,313	63,149

	$77,721	$79,362	$99,203	$98,905

Effective January 1, 2008, the Company adopted SFAS No.157, for its financial assets and liabilities. Effective January 1, 2009, the Company adopted FSP No. 157-2, which provided a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
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
The adoption of SFAS No. 157 and FSP No. 157-2 did not have a material impact on the Company’s condensed consolidated financial statements. As of June 30, 2009, the Company’s financial assets, which consist of its investments, were measured at fair value in accordance with SFAS No. 157 employing Level 2 inputs.
Accounts Receivable
The majority of the Company’s accounts receivable are due from hospitals and cancer treatment centers. Credit is extended based on evaluation of a customer’s financial condition, and collateral is not generally required. Accounts receivable are due in accordance with contract terms and are considered past due if not paid within 30 days of contract terms.
The Company’s allowance for doubtful accounts reflects its best estimate of probable losses inherent in its accounts receivable balance. The Company determined the allowance based on known troubled accounts, historical experience and other available evidence. The Company’s allowance for doubtful accounts at June 30, 2009 and December 31, 2008 was $0.8 million and $0.9 million, respectively.
Inventories
Components of inventory include raw materials, work-in-process and finished goods. Finished goods include in-transit systems that have been shipped to the Company’s customers or non-certified distributors, but are not yet installed and accepted by the end customer. All inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding twelve months, expected demand, technological obsolescence and other information. The Company records as a charge to cost of revenue the amount required to reduce the carrying value of inventory to net realizable value. As of June 30, 2009 and December 31, 2008, the Company had an inventory reserve of $7.0 million and $8.4 million, respectively, which is primarily related to service spare parts inventory. Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in the cost of revenue line item within the statements of operations.
Net inventories consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Raw materials	$46,819	$47,721
Work-in-process	6,309	5,614
Finished goods	8,452	10,648

	$61,580	$63,983

Warranty Cost
The Company’s sales terms include a warranty that generally covers the first year of System operation and is based on terms that are generally accepted in the marketplace. The Company records a current liability for the expected cost of warranty-related claims at the time of sale.
The following table presents changes in the Company’s product warranty accrual for the six months ended June 30, 2009 and 2008 (in thousands):

	June 30,	June 30,
	2009	2008
Balance, beginning of period	$7,431	$7,973
Charged to cost of revenue	3,541	4,850
Charged to selling, general and administrative	282	—
Adjustments related to change in estimate	(1,973)	710
Actual product warranty expenditures	(4,374)	(6,208)

Balance, end of period	$4,907	$7,325

Other Comprehensive Income (Loss)
The Company had other comprehensive income of $0.3 million and other comprehensive loss of $0.7 million for the three months ended June 30, 2009 and 2008, respectively. It had other comprehensive loss of $0.1 million and other comprehensive income of $0.5 million for the six months ended June 30, 2009 and 2008, respectively.
NOTE C — LOSS PER SHARE OF COMMON STOCK
Effective January 1, 2009, the Company adopted FSP 03-6-1, which required it to use the two-class method to calculate earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, income from continuing operations (or net income) is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends (or interest on participating income bonds) that must be paid for the current period. The remaining earnings are allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to each security are determined by adding together the amount allocated for dividends and the amount allocated for a participation feature. The total earnings allocated to each security are divided by the number of outstanding shares of the security to which the earnings are allocated to determine the earnings per share for the security.
Loss per common share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Loss per share — basic and diluted:
Net loss attributable to common shareholders	$(7,123)	$(6,861)	$(20,122)	$(13,033)

Weighted-average common shares outstanding	50,592	50,173	50,592	50,098

Loss per common share	$(0.14)	$(0.14)	$(0.40)	$(0.26)

For the three months and six months ended June 30, 2009 and 2008, diluted net loss per share was the same as basic net loss per share since the effects of potentially dilutive securities are anti-dilutive.

NOTE D — SEGMENT INFORMATION
The Company has determined that it operates in only one segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as it only reports profit and loss information on an aggregate basis to its chief operating decision maker.
The Company categorizes revenue by major type. The following table summarizes revenue by major type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Product	$30,552	$45,247	$51,685	$77,734
Service and other	10,528	6,774	20,018	13,187

	$41,080	$52,021	$71,703	$90,921

The Company also categorizes revenue by geographic region. The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
North America	$25,365	$32,822	$43,604	$62,697
Europe and Middle East	12,313	10,911	18,588	15,696
Asia-Pacific	3,402	8,288	9,511	12,528

	$41,080	$52,021	$71,703	$90,921

NOTE E — INCOME TAXES
Income tax expense is recorded on an interim basis under Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, as amended by SFAS No. 109 Accounting for Income Taxes (SFAS No. 109). The estimated annual effective tax rate is adjusted quarterly, and items discrete to a specific quarter are reflected in tax expense for that interim period. The estimated annual effective income tax rate includes the effect of a valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and carryforwards during the year. A valuation allowance is established when necessary to reduce deferred tax assets to an amount more-likely-than-not to be realized.
For the three and six months ended June 30, 2009, the Company recorded income tax benefits resulting in an effective income tax rate of 4% and 2%, respectively. The effective tax rate for the periods differed significantly from the statutory tax rate primarily due to recording a valuation allowance for deferred tax assets in domestic and certain foreign taxing jurisdictions that are not more-likely-than-not to be realized. For the three and six months ended June 30, 2008, the Company recorded income tax benefits resulting in an effective income tax rate of 22% and 32%, respectively. There were no material changes in unrecognized tax benefits during the three and six months ended June 30, 2009, nor does the Company anticipate a material change in total unrecognized tax benefits within the next 12 months.
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
Pending Litigation
On May 30, 2008 and June 10, 2008, two separate complaints were filed by certain shareholders of the Company in the U.S. District Court for the Western District of Wisconsin (the Court) against the Company and certain of its officers and all of its independent directors during the period in question. The complaints were consolidated on October 23, 2008. The consolidated action alleges that the defendants violated the Securities Act of 1933 (Securities Act) with respect to statements made in connection with the initial and secondary public offerings of the Company’s common stock and the Securities Exchange Act of 1934 (Exchange Act) by misrepresenting the Company’s projected financial outlook during the period May 9, 2007 through April 17, 2008. The named plaintiffs, Michael Schultz, John Scala, et al., seek to represent persons who purchased the Company’s securities between those dates and who were damaged as a result of the decline in the price of the Company’s stock between those dates, allegedly attributable to the financial misrepresentations, and seek compensatory damages in an unspecified amount.

On July 9, 2009, the Court ruled on a motion to dismiss the consolidated complaint by dismissing all claims under the Exchange Act and all but one claim under the Securities Act for failure to state a claim upon which relief could be granted. On August 3, 2009, the plaintiffs amended the consolidated complaint by filing its Second Amended Consolidated Complaint (the Amended Complaint). The Company continues to believe that it has substantial legal and factual defenses to the Amended Complaint, and it intends to pursue these defenses vigorously. There can be no assurance, however, that the Company will prevail. Although the Company carries insurance for these types of claims and related defense costs, a judgment significantly in excess of the Company’s insurance coverage could materially and adversely affect the Company’s financial condition, results of operations and cash flows. As of June 30, 2009, the Company estimated that its potential loss will not exceed its insurance deductible of $0.5 million.
Operating leases
The Company leases six facilities under separate operating leases with various expiration dates through 2018. The Company also leases automobiles under separate operating leases with various expiration dates through 2013. Rent expense was $1.2 million and $1.0 million during the three months ended June 30, 2009 and 2008, respectively, and $2.4 million and $2.0 million during the six months ended June 30, 2009 and 2008, respectively.
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
NOTE G — WARRANTS
Prior to Tomo’s initial public offering (the IPO) on May 8, 2007, there were 158,566 warrants outstanding for the purchase of shares of Tomo’s Series D preferred stock at a price per share of $1.84. Upon the closing of the IPO, the outstanding Series D warrants became options to purchase shares of Tomo’s common stock at an exercise price of $1.84 per share. The warrants expired on February 18, 2009, which was five years after the date they were issued. As a result, Tomo had no warrants outstanding at June 30, 2009. At December 31, 2008, Tomo had 2,550 warrants outstanding.
NOTE H — STOCK INCENTIVE PLANS
The Company sponsors four stock incentive plans (the Plans), which allow for the grant of incentive stock options, nonqualified stock options and restricted stock. Each option grant entitles the holder to purchase a specified number of shares of Tomo common stock at a specified price that may not be less than the fair market value on the grant date. Option grants under the Plans have a maximum life of ten years and vest at various intervals. Each restricted stock grant entitles the holder to receive a specified number of Tomo shares of common stock and vests at various intervals. Vesting schedules are determined at the grant date by the Compensation Committee of Tomo’s Board of Directors.
Tomo’s Board of Directors approved the 2007 Equity Incentive Plan (the 2007 Plan) in connection with its IPO. Under the 2007 Plan, Tomo’s Board of Directors is authorized to grant stock-based awards to employees, directors, and consultants for up to 7,335,822 shares in aggregate (see Note K). As of June 30, 2009, the three other plans remained in effect along with the 2007 Plan; however, equity-based awards may only be granted under the 2007 Plan.

The following table summarizes the activity under the Plans (in thousands, except for weighted-average exercise price and weighted-average fair value):

				Restricted Stock
		Incentive Stock Options			Weighted-
	Shares	Number of	Weighted-		Average
	Available	Options	Average	Number of	Grant Date
	for Grant	Outstanding	Exercise Price	Shares	Fair Value
Balance at December 31, 2008	266	5,774	$5.17	1,472	$6.02
Authorized	5,033	—	—	—	—
Granted	(312)	204	2.62	108	2.66
Cancelled	106	(210)	6.57	(63)	6.10

Balance at June 30, 2009	5,093	5,768	$5.03	1,517	$5.77

Exercisable at June 30, 2009		3,989	$4.26

At June 30, 2009, the Company’s weighted-average remaining contractual term was 4.1 years for all outstanding stock options, 4.2 years for outstanding vested stock options and 2.3 years for restricted stock. In addition, the Company’s aggregate intrinsic value was $0.5 million for all outstanding stock options and $0.5 million for outstanding vested stock options that were outstanding at June 30, 2009.
The following table summarizes the net effect of the Company’s share-based compensation expense under SFAS No. 123(R) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenue	$271	$209	$575	$422
Research and development	330	133	702	623
Selling, general and administrative	781	635	1,595	941
Income tax benefit	—	(242)	—	(384)

	$1,382	$735	$2,872	$1,602

The fair values of each option grant for the three and six months ended June 30, 2009 and 2008 were estimated at the date of grant using the Black-Scholes option-pricing model based on the assumptions below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected term (years)	4.25	4.25	4.25	4.25
Risk-free interest rate	2.0 – 3.0%	3.0%	1.9 – 3.0%	3.0%
Expected volatility	55%	48%	53 – 55%	46 – 48%
Expected dividend	0%	0%	0%	0%
Expected forfeiture rate	5.5%	5.5%	5.5%	5.5%
Weighted-average fair value at grant date	$2.63	$9.76	$2.64	$11.85
NOTE I — RELATED PARTY TRANSACTIONS
The Company has an exclusive license agreement with the Wisconsin Alumni Research Foundation (WARF), a shareholder of the Company, to make, use, sell and otherwise distribute products under certain of WARF’s patents anywhere in the world. The Company is required to pay WARF a royalty for each product sold. The Company has recorded to cost of revenue WARF royalties of $0.2 million and $0.3 million during the three months ended June 30, 2009 and 2008, respectively, and $0.4 million and $0.6 million during the six months ended June 30, 2009 and 2008, respectively. The license agreement expires upon expiration of the patents and may be terminated earlier if the Company so elects. The Company may also grant sublicenses to third parties but must pay WARF 50% of all fees, royalties and other payments received. WARF has the right to terminate the license agreement if the Company does not meet the minimum royalty obligations, which are $0.3 million per year, or commits any breach of the license agreement’s covenants. If the Company were to lose this license, it would be unable to produce or sell the System. The Company had royalty payable balances of $0.2 million and $0.6 million as of June 30, 2009 and December 31, 2008, respectively.

NOTE J — INVESTMENT IN COMPACT PARTICLE ACCELERATION CORPORATION
During April 2008, TomoTherapy established CPAC to develop a compact proton therapy system for the treatment of cancer. CPAC’s investors include TomoTherapy, private investors and potential customers.
Tomo holds a call option on certain medical technology of CPAC and maintains overall control of CPAC’s Board of Directors. As a result, the Company consolidated CPAC’s accounts into its condensed consolidated financial statements in accordance with ARB No. 51 and presents the outside stockholders’ interests in CPAC as “Noncontrolling interests” (See Note A). As its investment in CPAC, Tomo contributed intellectual property with a fair market value of approximately $1.9 million. CPAC raised additional capital of $6.9 million during the six months ended June 30, 2009. As of June 30, 2009 and December 31, 2008, Tomo’s ownership interest in CPAC was 7.25% and 11.7%, respectively.
NOTE K — OTHER EVENTS
On May 1, 2009, the shareholders of Tomo approved an increase of 5,033,334 shares to 7,335,822 total shares available for issuance under the 2007 Plan and an increase of 650,000 shares to 1,050,000 total shares available for issuance under the Company’s 2007 Employee Stock Purchase Plan. On July 16, 2009, the Company registered these shares by filing its Registration Statement on Form S-8 with the Securities and Exchange Commission.

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
For the six months ended June 30, 2009 and 2008, our revenue was $71.7 million and $90.9 million, respectively, a decrease of 21%. Our net loss attributable to shareholders for the six months ended June 30, 2009 and 2008 was $20.1 million and $13.0 million, respectively, an increase of 54%. The decreased profitability in 2009 was primarily caused by the sale of 35% fewer Hi Art systems than last year and our inability to record a federal tax benefit due to the need for a full valuation allowance on our net deferred tax assets. The amount of U.S. federal income tax benefit recorded during the first six months of 2008 was $5.5 million, or $0.11 per share. Although our revenue decreased compared to the first six months of 2008 and we experienced a net loss, we maintained a working capital balance of $173 million, including $149 million of cash and short-term investments as of June 30, 2009. Thus, we believe we are able to fund ongoing operations and invest in future product offerings for at least the next 12 months.
Despite near-term economic challenges, we remain confident in the future commercial demand for our technology and product offering due to our current backlog of $145 million, increasing service revenue, planned future product enhancements and anticipated growth in demand for image-guided radiation therapy equipment.
Factors Affecting Our Financial Performance
Our financial performance is significantly affected by the following factors:
Incoming Orders
Since we sell high-priced capital equipment with a long sales cycle between customer order and delivery, an important measure of our future financial performance is the dollar value of incoming orders for equipment. During the first six months of 2009, we experienced a decline in incoming orders as compared to the first six months of 2008. We believe that this decline resulted from a combination of the current global economic downturn, the ongoing credit crisis, our transition in sales leadership and increased competitive pressure.

Since the Hi Art system is a major capital expenditure, our customers may require funding through a credit facility or lease arrangement. In the current economic environment, many customers are having increased difficulty obtaining the necessary credit or are subject to increased constraints on their use of available cash. In addition, the current economic environment may cause potential new customers to delay placing capital equipment orders or to purchase equipment that is less costly. In the first six months of 2009, some orders we expected to close have not been placed, which we believe might be the result of concerns about economic conditions or difficulty obtaining financing.
Since the beginning of 2008, we have experienced increased competition in the marketplace. To counter this, we continue working to increase our sales competitiveness by improving the quality and effectiveness of our sales force, increasing our focus on group purchasing organizations and national accounts, increasing our emphasis on regional user meetings and expanding product features, as evidenced by our previously announced plans to launch TomoDirect software, in order to open greater market opportunities. Furthermore, we believe continued innovation and expansion of our clinical capabilities will extend our technology leadership position, increase our prospects for greater market share and resume our revenue growth.
During 2008, we terminated the distribution agreement with our former Japanese distributor, resulting in a stoppage of incoming orders from Japan. Effective January 1, 2009, we entered into a distributorship agreement with Hitachi Medical Corporation (Hitachi) to distribute the Hi Art system in Japan. Japan is the second largest market in the world for radiation therapy equipment. We believe Hitachi’s knowledge of the radiation therapy market will help us regain our momentum in this important market.
Backlog
As of June 30, 2009, we had a backlog of $145 million, the majority of which we believe should convert to revenue within the next 12 months. We define backlog as the total contractual value of all firm orders received for the Hi Art system and related options that we believe are likely to ship within 24 months. To be included in backlog, such orders must be evidenced by a signed quotation or purchase order from the customer. On a regular basis, we review our open orders to determine if they meet our backlog definition by evaluating various factors including site identification, requested delivery date and customer or distributor history. If they do not meet our backlog definition, we remove the orders from our backlog.
Revenue
The majority of our revenue is generated from sales of the Hi Art system. We negotiate the actual purchase price with each customer, and, historically, the purchase price has varied significantly across geographic regions.
Because of global economic conditions and increased competition in 2009, we expect our 2009 revenue to be lower than our 2008 revenue. However, based on anticipated continued growth in market demand for image-guided radiation therapy equipment, our new senior sales management, our growing number of service contracts, our revenue backlog and our expected release of product enhancements in the future, we remain confident in the future commercial demand for our technology and product offering.
Our revenue projections can be impacted by a number of factors, including the following:
•
The majority of our Hi Art system shipments generally occur 9 to 12 months after we receive the order. Timing of deliveries can be affected by factors out of our control such as construction delays at customer project sites and customer credit issues. We generally recognize revenue from a system sale upon customer acceptance, which usually occurs three to four weeks after delivery. Each installation represents a significant percentage of our revenue for the period in which it occurs.

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

•
The Hi Art system is a major capital equipment item that represents a significant purchase for most of our customers. If the global economy does not improve, our customers may choose to delay some of their capital spending or may not have or be able to obtain the funds necessary to purchase equipment such as the Hi Art system. As a result, our incoming orders and subsequent revenue recognition may be materially adversely affected.

Also included in our revenue are sales of optional equipment and software enhancements purchased by our end customers. Because we plan to further develop the Hi Art system by adding upgraded features, we expect to experience continued revenue growth from sales of optional equipment and software enhancements.
Service revenue. Our service revenue is generated primarily from post-warranty service contracts and the sale of service spare parts. Our service contracts may be purchased with one-year or multiple-year terms and for a variety of service levels, giving our customers the option to contract for the level of support they desire. As of June 30, 2009, our most popular service plan was our Total TLC Service Package, or Total TLC. Under Total TLC, we provide customers with full spare parts coverage, including installation service by our field service engineers, and full planned maintenance. We recognize service contract revenue ratably over the term of the contract. We recognize revenue from spare parts, which are primarily sold to our distributors, upon shipment. As the number of installed Hi Art systems continues to grow, we expect to experience growth in our revenue from post-warranty service contracts.
Our ability to execute our strategies to increase incoming orders, to increase backlog with high quality orders, to increase sales of optional equipment and software enhancements and to grow our service revenue will have a direct impact on our ability to increase overall revenue in the future. If we are unable to successfully execute these strategies, we may generate revenue at levels that are lower than those we have generated in the past.
Cost of revenue
Cost of revenue includes all of our manufacturing and service costs. It consists of material, labor and overhead costs incurred in the manufacture of the Hi Art system. It also includes the cost of shipping the system to the customer site, installation costs, warranty provision and royalty payments to Wisconsin Alumni Research Foundation (WARF), one of our shareholders. Finally, cost of revenue includes the customer support and service infrastructure required to service and repair the Hi Art system during the warranty and service contract periods.
In future periods, we expect to improve our gross margins through the following initiatives:
•
Component supply and cost. Our cost of revenue continues to be impacted by high component costs and high replacement rates. We continue to develop alternate components and implement enhancements to increase the performance of components used in the Hi Art system. We are also seeking to identify lower-priced components of comparable or improved performance and quality, as well as making engineering improvements to the Hi Art system in order to reduce costs. We believe that achieving these goals should result in reduced manufacturing, warranty and service support costs in the long term.

•
Service and support expenses. We have a declining number of individual service contracts that produce negative gross profit margins for which we have recorded a reserve for the related estimated future losses. However, our overall average direct service costs per installed system continues to decrease. We expect to continue to improve service contract margins by leveraging our service infrastructure costs over a larger installed base, increasing the price for some of our older annual service contracts, training our personnel to improve their problem-solving capabilities, implementing remote diagnostic functionalities and introducing component design changes. In addition, we believe that achieving certain of these initiatives should also lead to reduced warranty costs and improved system performance.

Our ability to execute on these strategies to reduce customer support and service expenses, as well as component costs and failure rates, will have a direct impact on our ability to improve profitability in the future. If we are unable to successfully execute these strategies, we may experience margins that are similar to or lower than our past performance.
Operating expenses
We expect research and development expenses to decrease during 2009, both in dollars and as a percentage of total revenue, as we have decreased the total number of employees performing research and development activities. In addition, we believe we are being more selective with our ongoing project spending by focusing on the highest priority projects. Furthermore, during 2009, we expect to continue to capitalize software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (SFAS No. 86).
We expect 2009 selling, general and administrative expenses to approximate such expenses in 2008, both in dollars and as a percentage of total revenue. In future years, we expect these expenses to decrease as a percentage of total revenue as our overall business grows.
Nonoperating expenses
Because we conduct business in numerous foreign jurisdictions, we are exposed to changes in foreign currency exchange rates. Foreign currency exchange rate fluctuations could materially adversely affect our business, financial condition and results of operations. Our primary exposures are related to foreign currency denominated sales and expenses in Europe. As of June 30, 2009, we did not have a hedging program in place to offset these risks.
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
Valuation allowances are established when necessary to reduce deferred tax assets to the amount more-likely-than-not to be realized under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). SFAS No. 109 requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets will be realized. Evidence considered during the first six months of 2009 included the existence of cumulative three-year losses, a decreased backlog, projected current year losses and the impact of current economic conditions.
Noncontrolling interests
Our condensed consolidated financial statements include the accounts of Compact Particle Acceleration Corporation (CPAC), our controlled, minority-owned affiliate. We hold a call option on certain medical technology of CPAC and maintain overall control of CPAC’s board of directors. As a result, for accounting purposes, we have a controlling interest in the entity. Since our ownership interest is less than 50%, the outside stockholders’ interests are shown in our condensed consolidated financial statements as “Noncontrolling interests.” If we obtain additional third-party funding we are seeking for CPAC, we expect our ownership percentage to continue to decline.

Results of Operations
The following table sets forth certain elements from our condensed consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	79.2	75.9	84.6	77.2

Gross profit	20.8	24.1	15.4	22.8

Operating expenses:
Research and development	17.1	19.3	18.0	21.5
Selling, general and administrative	27.4	26.2	30.5	26.7

Total operating expenses	44.5	45.5	48.5	48.2

Loss from operations	-23.7	-21.4	-33.1	-25.4
Other income	1.4	1.9	1.4	3.0

Loss before income tax and noncontrolling interests	-22.3	-19.5	-31.7	-22.4
Income tax benefit	-0.8	-3.5	-0.6	-6.5

Net loss	-21.5	-16.0	-31.1	-15.9
Noncontrolling interests	4.2	2.9	3.0	1.6

Net loss attributable to shareholders	-17.3%	-13.1%	-28.1%	-14.3%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Revenue
Revenue by major type for the three months ended June 30, 2009 and 2008 was as follows (in thousands except for percentages):

	Three Months Ended June 30,
	2009		2008
Product revenue	$30,552	74%	$45,247	87%
Service and other revenue	10,528	26	6,774	13

	$41,080	100%	$52,021	100%

Revenue by geographic region for the three months ended June 30, 2009 and 2008 was as follows (in thousands except for percentages):

	Three Months Ended June 30,
	2009		2008
North America	$25,365	62%	$32,822	63%
Europe and Middle East	12,313	30	10,911	21
Asia-Pacific	3,402	8	8,288	16

	$41,080	100%	$52,021	100%

Product revenue decreased $14.7 million or 32% between periods. This decrease was attributable to 33% fewer Hi Art systems installed and accepted during the three months ended June 30, 2009 versus the three months ended June 30, 2008. Overall, average selling prices of the Hi Art system during the second quarter of 2009 decreased 2% from those of the second quarter of 2008.
Service and other revenue increased $3.8 million or 55% between periods. This increase was primarily attributable to an increase in service contract revenue, as more systems moved from warranty to service contract coverage. There were 54% more units covered by service contracts at June 30, 2009 as compared to June 30, 2008.

Cost of revenue
Cost of revenue decreased to $32.6 million for the three months ended June 30, 2009 from $39.5 million for the three months ended June 30, 2008, a decrease of $6.9 million or 18%. The reduction in cost of revenue was primarily due to lower product costs related to fewer Hi Art systems installed and accepted. Overall, our gross margin was 20.7% for the three months ended June 30, 2009 compared to 24.1% for the three months ended June 30, 2008.
Manufacturing period expenses increased by $0.9 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. This increase was primarily due to our decision to slow manufacturing activity during the period, which led to an increase in unabsorbed costs.
Total service and support costs decreased by $0.9 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Although there was a $4.1 million increase in our overall service contract costs during the second quarter of 2009 due to the larger number of units under service contract at June 30, 2009 as compared to June 30, 2008, such increase was more than offset by factors including (a) a $3.4 million decline in service infrastructure costs, as travel and overtime expenses decreased $1.6 million due to a lower number of service repair interventions to our installed base and costs associated with component and software upgrades to the installed base decreased $1.3 million, (b) a $0.9 decrease in costs related to the sale of spare parts, as several of our distributors that had requested additional inventory during the second quarter of 2008 did not do so during the second quarter of 2009 and (c) a $0.7 million decrease in our contract loss provision due to a decline in the number of individual service contracts generating negative gross profit margins.
Warranty expenses decreased $2.2 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due to improved overall performance of our installed systems.
Research and development expenses
Research and development expenses by category for the three months ended June 30, 2009 and 2008 were as follows (in thousands except for percentages):

	Three Months Ended June 30,
	2009	2008	$ Change	% Change
Hi Art R&D	$5,353	$8,366	$(3,013)	-36.0%
Proton Project / CPAC R&D	1,667	1,678	(11)	-0.7

	$7,020	$10,044	$(3,024)	-30.1%

Total research and development expenses decreased $3.0 million or 30% between periods. Hi Art research and development activities decreased by $3.0 million between periods primarily due to a $1.4 million decrease in project spending, as we were more selective with our spending by focusing on high priority projects, and a $0.5 million decrease in employee costs, as fewer employees were engaged in research and development activities. We also capitalized internal development costs of $1.0 million during the second quarter of 2009 related to certain software options under development compared to $0.1 million in the second quarter of 2008.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased to $11.2 million for the three months ended June 30, 2009 from $13.6 million for the three months ended June 30, 2008, a decrease of $2.4 million or 18%. The decrease was primarily due to a $2.7 million reserve for doubtful accounts receivable recorded during the second quarter of 2008 and a $1.6 million decrease in commissions payable due to the lower volume of Hi Art systems ordered or accepted during the period. These decreases were partially offset by a $0.7 million increase in employee costs, as we reversed a compensation-related expense provision during the second quarter of 2008, and a $0.6 million increase in selling costs due to resolutions of customer disputes.

Other income (expense)
Other income decreased to $0.6 million for the three months ended June 30, 2009 from $1.0 million for the three months ended June 30, 2008, a decrease of $0.4 million or 43%. The decrease was primarily due to a $0.4 million decrease in interest income, as our investment balances and interest rates were significantly lower during the second quarter of 2009 than in 2008.
Income tax expense
For the three months ended June 30, 2009, we recorded an income tax benefit of $0.3 million resulting in an effective income tax rate of 4%. The effective tax rate for the second quarter of 2009 differed significantly from the statutory tax rate primarily due to recording a valuation allowance for deferred tax assets in domestic and certain foreign taxing jurisdictions that are not more-likely-than-not to be realized. For the three months ended June 30, 2008, we recorded an income tax benefit of $1.8 million resulting in an effective income tax rate of 22%.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Revenue
Revenue by major type for the six months ended June 30, 2009 and 2008 was as follows (in thousands except for percentages):

	Six Months Ended June 30,
	2009		2008
Product revenue	$51,685	72%	$77,734	85%
Service and other revenue	20,018	28	13,187	15

	$71,703	100%	$90,921	100%

Revenue by geographic region for the six months ended June 30, 2009 and 2008 was as follows (in thousands except for percentages):

	Six Months Ended June 30,
	2009		2008
North America	$43,604	61%	$62,697	69%
Europe and Middle East	18,588	26	15,696	17
Asia-Pacific	9,511	13	12,528	14

	$71,703	100%	$90,921	100%

Product revenue decreased $26.0 million or 34% between periods. This decrease was attributable to 35% fewer Hi Art systems installed and accepted during the six months ended June 30, 2009 versus the six months ended June 30, 2008. Overall, average selling prices of the Hi Art system during the first half of 2009 decreased 2% from those of the first half of 2008.
Service and other revenue increased $6.8 million or 52% between periods. This increase was primarily attributable to an increase in service contract revenue, as more systems moved from warranty to service contract coverage. As previously mentioned, there were 54% more units covered by service contracts at June 30, 2009 as compared to June 30, 2008.
Cost of revenue
Cost of revenue decreased to $60.6 million for the six months ended June 30, 2009 from $70.2 million for the six months ended June 30, 2008, a decrease of $9.5 million or 14%. The reduction in cost of revenue was primarily due to lower product costs related to fewer Hi Art systems installed and accepted. Overall, our gross margin was 15.4% for the six months ended June 30, 2009 compared to 22.8% for the six months ended June 30, 2008.
Manufacturing period expenses increased by $2.3 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. This increase was primarily due to our decision to slow manufacturing activity during the period, which led to an increase in unabsorbed costs.

Total service and support costs decreased by $0.2 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Although there was a $5.8 million increase in our overall service contract costs during the first six months of 2009 due to the larger number of units under service contract at June 30, 2009 as compared to June 30, 2008, such increase was more than offset by factors including (a) a $5.0 million decline in service infrastructure costs, as travel and overtime expenses decreased $3.0 million due to a lower number of service repair interventions to our installed base and costs associated with component and software upgrades to the installed base decreased $1.9 million and (b) a $0.7 million decrease in our contract loss provision due to a decline in the number of individual service contracts generating negative gross profit margins.
Warranty expenses decreased $4.0 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due to improved overall performance of our installed systems.
Research and development expenses
Research and development expenses by category for the six months ended June 30, 2009 and 2008 were as follows (in thousands except for percentages):

	Six Months Ended June 30,
	2009	2008	$ Change	% Change
Hi Art R&D	$10,934	$16,191	$(5,257)	-32.5%
Proton Project / CPAC R&D	1,935	3,378	(1,443)	-42.7

	$12,869	$19,569	$(6,700)	-34.2%

Total research and development expenses decreased $6.7 million or 34% between periods. Hi Art research and development activities decreased by $5.3 million between periods primarily due to a $2.3 million decrease in project spending, as we were more selective with our spending by focusing on high priority projects, and a $1.1 million decrease in employee costs, as fewer employees were engaged in research and development activities. We also capitalized internal development costs of $1.9 million during the first six months of 2009 related to certain software options under development compared to $0.2 million in the first six months of 2008. The proton therapy research project spending decreased by $1.4 million during the period, as CPAC slowed its development during the first quarter of 2009 until it received additional third-party capital.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased to $21.9 million for the six months ended June 30, 2009 from $24.3 million for the six months ended June 30, 2008, a decrease of $2.4 million or 10%. The decrease was primarily due to a $2.7 million reserve for doubtful accounts receivable recorded during the first six months of 2008, a $2.1 million decrease in commissions payable due to the lower volume of Hi Art systems ordered or accepted during the period and a $1.1 million decrease in travel expenses. These decreases were largely offset by a $1.3 million increase in selling costs due to resolutions of customer disputes, a $0.9 million increase in outside service fees due to our proxy contest and restatement of the 2008 financial statements, a $0.7 million increase in share-based compensation expense and a $0.8 million increase in facility, insurance and test system costs.
Other income (expense)
We had other income of $1.0 million for the six months ended June 30, 2009 and $2.7 million for the six months ended June 30, 2008, a decrease of $1.7 million or 63%. The decrease was primarily due to a $1.5 million decrease in interest income, as our investment balances and interest rates were significantly lower during the period than in 2008.
Income tax expense
For the six months ended June 30, 2009, we recorded an income tax benefit of $0.4 million resulting in an effective income tax rate of 2%. The effective tax rate for the six months ended June 30, 2009 differed significantly from the statutory tax rate primarily due to recording a valuation allowance for deferred tax assets in domestic and certain foreign taxing jurisdictions that are not more-likely-than-not to be realized. For the six months ended June 30, 2008, we recorded an income tax benefit of $5.9 million resulting in an effective income tax rate of 32%.

Liquidity and Capital Resources
To date, we have funded our working capital and capital expenditure requirements using cash generated from sales of equity securities, operations and, to a lesser extent, borrowings. From our inception through June 30, 2009, we obtained financing of $233.9 million primarily through public and private placements of equity securities and the exercise of stock options.
Financial Condition
Our cash and cash equivalents were $69.2 million at June 30, 2009 compared to $66.0 million at December 31, 2008, an increase of $3.2 million or 5%. During 2008, we moved a portion of our excess cash to outside investment managers who have invested the funds in short-term investments. Information regarding these short-term investments, which totaled $79.4 million at June 30, 2009, is set forth in the following table (in thousands):

	June 30, 2009
		Unrealized	Unrealized
	Cost basis	gains	losses	Fair Value
U.S. Government and Agency securities	$60,557	$1,414	$—	$61,971
Corporate bonds	17,164	233	(6)	17,391

	$77,721	$1,647	$(6)	$79,362

We also renewed our $50 million line of credit during 2008, under which there were no borrowings as of June 30, 2009 and December 31, 2008. Our working capital, which is calculated by subtracting our current liabilities from our current assets, was $172.6 million at June 30, 2009 compared to $185.2 million at December 31, 2008, a decrease of $12.6 million or 7%. Our shareholders’ equity was $196.2 million at June 30, 2009 compared to $213.6 million at December 31, 2008, a decrease of $17.4 million or 8%. The decreases in our working capital and our shareholders’ equity were primarily related to our operating loss during the first six months of 2009.
Cash Flows
Cash flows from operating activities
Net cash used in operating activities was $9.5 million for the six months ended June 30, 2009. This included a net loss of $22.3 million, which was adjusted for the following noncash items: $5.0 million for depreciation and amortization, $2.9 million for share-based compensation and $0.5 million for deferred income tax benefits. Receivables decreased by $11.5 million due to collections of year-end balances and a lower number of system acceptances. Inventory decreased by $1.8 million due to fewer finished Hi Art systems in stock at June 30, 2009 as compared to December 31, 2008 and to lower service spare parts inventory, as we have eliminated several of our global inventory depots. Accounts payable increased by $1.4 million primarily due to the timing of vendor payments. Accrued expenses decreased by $3.6 million due primarily to the decreases of payroll, severance, commission and warranty accruals. Deferred revenue decreased by $5.4 million due largely to a decrease in the number of systems awaiting customer acceptances at June 30, 2009.
Net cash used in operating activities was $32.6 million for the six months ended June 30, 2008. This included a net loss of $14.5 million, which was adjusted for the following noncash expenses: $4.1 million of depreciation and amortization, $2.0 million of share-based compensation and $6.0 million of deferred income tax benefits. Receivables decreased by $5.0 million due to higher collections, a lower number of system acceptances during the period and reserving for potential bad debt. Inventory increased by $21.2 million due to a larger number of finished systems awaiting shipment and an increase in spare parts stocked at our global inventory depots. Accounts payable decreased by $6.3 million primarily due to the timing of vendor payments. Accrued expenses decreased by $5.6 million due primarily to the decrease of employee-related accruals. Deferred revenue increased by $7.5 million due largely to an increase in deferred service contract revenue. Customer deposits increased by $5.1 million due to the new orders received during the period.

Cash flows from investing activities
Net cash provided by investing activities was $5.6 million for the six months ended June 30, 2009, as we received $16.6 million in proceeds from the sales and maturities of short-term investments. These proceeds were partially offset by $7.5 million in purchases of short-term investments, $1.9 million of capitalized internal development costs related to new software products and $1.4 million in capital equipment, which included tools and equipment to support our operations and new computer equipment and software.
Net cash used in investing activities was $106.9 million for the six months ended June 30, 2008. We made our initial investment of $99.8 million in short-term marketable securities. We also used net cash of $4.4 million to purchase capital equipment, which included tools and equipment to support our manufacturing operations and new computer equipment. In addition, we invested $2.3 million in test systems for internal development, training and testing of manufacturing components.
Cash flows from financing activities
Net cash provided by financing activities was $6.8 million for the six months ended June 30, 2009, which was primarily the proceeds from third-party investors related to the issuance of CPAC common stock.
Net cash provided by financing activities was $7.6 million for the six months ended June 30, 2008. This included $6.5 million in proceeds from the issuance of CPAC common stock and $1.2 million in proceeds from the exercise of employee stock options.
The effect of foreign currency exchange rate changes on our cash and cash equivalents resulted in increases of $0.4 million during the six months ended June 30, 2009 and $0.7 million during the six months ended June 30, 2008.
Loans and Available Borrowings
There have been no significant changes to the loans and available borrowings we reported in our Amended Annual Report on Form 10-K/A for the year ended December 31, 2008.
Contractual Obligations and Commitments
There have been no significant changes to the contractual obligations and commitments we reported in our Amended Annual Report on Form 10-K/A for the year ended December 31, 2008.
Pending Litigation
On May 30, 2008 and June 10, 2008, two separate complaints were filed in the U.S. District Court for the Western District of Wisconsin against us and certain of our officers and all of our independent directors during the period in question. The complaints were consolidated on October 23, 2008. The consolidated action alleges that the defendants violated the Securities Act with respect to statements made in connection with the initial and secondary public offerings of our common stock and the Exchange Act by misrepresenting our projected financial outlook during the period May 9, 2007 through April 17, 2008. The named plaintiffs, Michael Schultz, John Scala, et al., seek to represent persons who purchased our securities between those dates and who were damaged as a result of the decline in the price of our stock between those dates, allegedly attributable to the financial misrepresentations, and seek compensatory damages in an unspecified amount.
We moved to dismiss the consolidated complaint on December 8, 2008. On July 9, 2009, the Court ruled on the motion to dismiss by dismissing all claims under the Exchange Act and all but one claim under the Securities Act for failure to state a claim upon which relief could be granted. On August 3, 2009, the plaintiffs amended the consolidated complaint by filing its Second Amended Consolidated Complaint (the Amended Complaint). We continue to believe that we have substantial legal and factual defenses to the Amended Complaint, and we intend to pursue these defenses vigorously. There can be no assurance, however, that we will prevail. Although we carry insurance for these types of claims and related defense costs, a judgment significantly in excess of our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flows. As of June 30, 2009, we estimated that our potential loss will not exceed our insurance deductible of $0.5 million.

Operating Capital and Capital Expenditure Requirements
Our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:
•	Revenue generated from sales of the Hi Art system and service plans;
•	Costs associated with our sales and marketing, general and administrative and manufacturing activities;
•	The performance of the Hi Art systems operating in the field and cost of maintaining those systems;
•	The level of investment needed in our service and support infrastructure;
•	Costs of our research and development activities; and
•	Effects of competing technological and market developments.
The global economic conditions are volatile and could have potentially negative effects on our near-term liquidity and capital resources, including slower collections of receivables, delays in the delivery of existing orders and postponements of incoming orders. However, we believe that our cash and cash equivalents as of June 30, 2009, along with the cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. As of June 30, 2009, we had $149 million of cash and short-term investments. For that reason, we do not expect to draw on our $50 million line of credit nor do we expect to use significant amounts of our cash reserves for operating activities during the foreseeable future. Moreover, we are seeking to conserve our cash resources and are carefully monitoring our ongoing expenditures.
Off-Balance Sheet Arrangements
As of June 30, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could, therefore, differ materially from those estimates under different assumptions or conditions.
For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Amended Annual Report on Form 10-K/A for the year ended December 31, 2008. Other than the item discussed below, there have been no material changes in any of our accounting policies since December 31, 2008.
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

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and enhances disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157–2, Effective Date of FASB Statement No. 157 (FSP No. 157-2), which provided a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 in 2008 and FSP No. 157-2 in 2009 did not have a material impact on our condensed consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). These new standards significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. We adopted SFAS No. 141(R) and SFAS No. 160 in 2009. The adoption of SFAS No. 160 had a material impact on our condensed consolidated balance sheets during 2009, as “Noncontrolling interests” has been reclassified as “Equity.” As required, the adoption of SFAS No. 160 was retrospectively applied to our 2008 condensed consolidated financial statements for purposes of the current presentation.
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
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We have performed an evaluation of subsequent events through August 6, 2009, which is the date the financial statements were issued.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles — a replacement of SFAS No. 162 (SFAS No. 168). SFAS No. 168 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not believe the adoption of SFAS No. 168 will have a material impact on our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk is currently confined to changes in short-term investments, foreign currency exchange and interest rates. Our exposure to market risk was discussed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Amended Annual Report on Form 10-K/A for the year ended December 31, 2008. There have been no material changes to such exposure since December 31, 2008.

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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2009. In reaching this conclusion, our Chief Executive Officer and Chief Financial Officer noted that we failed to include in our Original Annual Report on Form 10-K for 2008 a report by management on our internal control over financial reporting. We also had a material weakness in accounting for income taxes as described below. As of April 1, 2009, the date of our Amendment No. 1 on Form 10-K/A for 2008, we reviewed our disclosure controls and procedures to correct the deficiency that led to this omission of our report by management on our internal control over financial reporting and expect to implement changes in the near term. Notwithstanding the material weakness that existed as of June 30, 2009, management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).
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
As a result, our management and the Audit Committee of our Board of Directors concluded that there was a material weakness in internal control over financial reporting as of December 31, 2008, which continued to exist at June 30, 2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management has been and is currently addressing this material weakness in internal control over financial reporting and is committed to remediating it as expeditiously as possible. During 2009, we, with the assistance of external tax advisors, enhanced controls with respect to calculating and monitoring our quarterly income tax provision. We continue to implement additional controls to address the remaining income tax accounting control deficiencies which together constitute a material weakness at December 31, 2008 and June 30, 2009. Management will carry out a reevaluation of this material weakness as of December 31, 2009, which is the end of the period covered by our next Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Other than the changes in our internal controls over income tax accounting, as discussed in the previous section, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to various claims and legal proceedings arising in the ordinary course of our business. The description of the developments with respect to the pending securities class action is incorporated herein by reference to Note F to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We believe that the ultimate resolution of the various claims and legal proceedings to which we are subject will not have a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Amended 2008 Annual Report on Form 10-K/A and in our Quarterly Report on Form 10-Q for the period ended March 31, 2009, which could materially affect our business, financial condition or results of operations. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by statements in this Quarterly Report on Form 10-Q include, but are not limited to, the risk factors discussed below or in “Part I, Item 1A. Risk Factors” in our Amended 2008 Annual Report on Form 10-K/A or in our Quarterly Report on Form 10-Q for the period ended March 31, 2009. If any of the events discussed in such risk factors occur, our business, financial condition and results of operations could be adversely affected in a material way, and the market value of our common stock could decline.
We may be unable to further penetrate the market we currently serve or the unserved single linear accelerator facility market if we fail to implement enhancements to the Hi Art system in a timely manner.
In determining whether to purchase a single Hi Art system or whether to purchase multiple Hi Art systems, we understand that clinicians may weigh the benefits that the Hi Art system offers their patients, especially those with tumors typically treated using less sophisticated equipment, against the additional time required to implement the Hi Art system’s image guided treatment functionality and the higher cost of the Hi Art system when compared to systems with less functionality. Customers or potential customers may decide that certain tumors can be adequately treated using traditional radiation therapy systems, notwithstanding the greater precision and functionality enabled by the Hi Art system. These considerations may be particularly relevant to cancer treatment centers that only have space for a single radiation therapy system. In order to increase sales of the Hi Art system to these customers, we must succeed in implementing enhancements to the Hi Art system to improve speed and patient throughput in order to lessen or eliminate the time differentials between certain procedures performed using the Hi Art system and those performed using competitive systems. We currently plan to launch the TomoDirect treatment mode, which has received 510(k) clearance from the U.S. Food and Drug Administration, near the end of 2009. We believe the TomoDirect product will enable customers to use the Hi Art system more efficiently for a broader range of cases. Our ability to increase Hi Art system sales could be materially adversely affected if we fail to launch TomoDirect prior to the end of 2009, or if we fail to develop or we delay other system enhancements that lessen or eliminate the time differentials between certain procedures performed using the Hi Art system and those performed using competitive systems.
Changes in healthcare policies and changes to reimbursement to healthcare providers for use of the Hi Art system could adversely affect sales of the Hi Art system.
Our ability to market and sell the Hi Art system successfully depends in part on the extent to which sufficient reimbursement for treatment procedures using the Hi Art system will be available from third-party payors such as private health insurance plans and health maintenance organizations and government payor programs such as Medicare and Medicaid. Third-party payors, and in particular managed care organizations, challenge the prices charged for medical products and services and institute cost containment measures to control or significantly influence the purchase of medical products and services. For example, in the United States, the Centers for Medicare and Medicaid Services, or CMS, recently issued proposed rates for 2010. In its proposal, CMS increased rates slightly for hospitals but significantly decreased reimbursement rates for free-standing clinics. This reimbursement proposal from CMS, as well as other cost containment measures globally, could discourage cancer treatment centers and hospitals from purchasing the Hi Art system.

Healthcare policies and costs continue to be a focus of discussion in the United States and elsewhere. In the United States, a number of healthcare reforms are being discussed or proposed, but it is unclear at this time which might be enacted into law. New laws or regulations could be issued that could radically affect the way healthcare is delivered in the United States, resulting in changes that may materially and negatively affect demand for our products.
Our sales and receivables may be adversely impacted if current economic conditions persist or worsen, or credit becomes more difficult to obtain on reasonable terms.
The Hi Art system is a major capital equipment item that represents a significant purchase for most of our customers and may require funding through a credit facility or lease arrangement. If the global economy is weak, our customers may hesitate to place large capital equipment orders for items such as the Hi Art system or they may be required to delay or cancel previously planned purchases. Our customers may also be slower to pay, thereby increasing receivables. A survey of community hospitals in the United States conducted by the American Hospital Association (AHA) in March 2009 found that such hospitals’ access to capital has not improved or has continued to deteriorate since December 2008, with eight of 10 community hospitals reducing capital spending compared to prior periods. During late 2008 and the first half of 2009, some customers reported to us that they were unable to finalize orders as a result of financial or credit difficulties. A number of orders we expected to receive in the latter part of 2008 or first half of 2009 have not been placed because of certain hospitals’ freezes on capital equipment purchases. If macroeconomic conditions cause our customers to purchase fewer Hi Art systems, cause us to reduce our prices or cause our customers to have difficulty paying us, there could be a material adverse effect on our business, financial condition and results of operations.
If our backlog, which we believe is an important measure of future revenue, declines further, our future financial performance will be adversely affected.
As of June 30, 2009, we had a backlog of $145 million, the majority of which we anticipate will convert to revenue prior to June 30, 2010. We believe the value of new incoming orders is an important measure of our future financial performance. During the last half of 2008 and continuing in the first half of 2009, we experienced a decline in incoming orders as compared to prior periods. We believe that this decline resulted from a combination of the current global economic downturn, the ongoing credit crisis, our transition in sales leadership and enhanced competitive pressure. If we are unable to respond effectively to increased competition and our new sales leadership is not effective in increasing new orders, our backlog may continue to decline. If global economic conditions remain weak or worsen, our customers may have greater difficulty obtaining the funding necessary to place new orders. This could lead to further erosion of our backlog. In addition, we periodically review our backlog to determine whether pending orders continue to meet our criteria for inclusion in backlog. As a result of these periodic reviews, we have removed some orders from backlog in the last half of 2008 and the second quarter of 2009. Significant decline in new orders and erosion of existing backlog could materially adversely affect our business, financial condition and results of operations.
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

Through June 30, 2009, we used $81.9 million of the net proceeds from our initial public offering, as detailed in the following table (in millions):

Working capital	$59.4
Purchases of property and equipment	15.4
Purchases of test systems	5.7
Acquisition of Chengdu Twin Peak Accelerator Technology Inc.	1.2
Repayment of debt	0.2

Total net proceeds used	$81.9

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Shareholders held on May 1, 2009, our shareholders considered and voted on the following four proposals: 1) the election of directors to serve until the 2010 Annual Meeting of Shareholders; 2) the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for fiscal year 2009; 3) amendment of the 2007 Equity Incentive Plan; and 4) amendment of the 2007 Employee Stock Purchase Plan. Our shareholders’ voting on these matters was as follows:

	Votes	Votes	Votes
	For	Against	Withheld	Abstentions

Proposal One—Election of Directors:

John J. Greisch	43,487,110	—	4,590,396	—

Sam R. Leno	47,163,538	—	913,968	—

T. Rockwell Mackie	47,541,102	—	536,404	—

John J. McDonough	47,668,343	—	409,163	—

Cary J. Nolan	43,276,981	—	4,800,525	—

Carlos A. Perez	33,559,618	—	14,517,888	—

Frederick A. Robertson	47,268,516	—	808,990	—

Roy T. Tanaka	47,553,624	—	523,882	—

Frances S. Taylor	43,502,789	—	4,574,717	—

Jonathan McCloskey	46,073,557	—	841,278	—

Proposal Two—Ratification of Appointment of PricewaterhouseCoopers LLP	47,786,184	221,766	—	69,556

Proposal Three—Amendment of the 2007 Equity Incentive Plan	22,262,942	14,413,675	—	968,091

Proposal Four—Amendment of the 2007 Employee Stock Purchase Plan	36,002,405	1,592,773	—	49,530

Pursuant to applicable rules, brokers were allowed to vote on Proposals One and Two without receipt of instructions from clients, so there were no broker non-votes on such proposals. On Proposals Three and Four, there were 10,432,798 broker non-votes.
On April 7, 2009, we entered into an agreement with Avalon Portfolio, LLC, one of our shareholders (Avalon), and certain affiliates of Avalon (collectively, and together with Avalon, the Avalon Parties) to avoid the substantial expense and disruption that would result from a continuation of the Avalon Parties’ proxy contest regarding the election of directors to our Board of Directors at our 2009 annual meeting of shareholders. Pursuant to the agreement, we reimbursed the Avalon Parties $125,000 for the Avalon Parties’ expenses incurred in connection with the preparation of the Avalon Parties’ proxy statement, the agreement and related matters. We had recorded a related liability of $0.1 million during the three months ended March 31, 2009.
Pursuant to the agreement, our Board was expanded to ten members, and an employee of Avalon was appointed to our Board of Directors effective April 15, 2009. The parties also agreed to add another mutually acceptable independent director to our Board after expanding the Board to eleven members. However, the parties subsequently agreed to delay the process of selecting such additional independent director until such time that the Avalon Parties provide notice to the chair of the nominating and governance committee of our Board of Directors.
Item 5. Other Information
Amendment to Employment Agreements
Effective July 1, 2009, we entered into amendments to the employment agreements with each of our named executive officers. In the case of all of our named executive officers other than our chief financial officer, the amendments contain two changes to the provision concerning termination pursuant to a “change of control:” (1) the clarification that the expiration of the employment agreement following our notice of our intention not to renew such agreement would also trigger severance payments under the provision concerning termination pursuant to a “change of control” and (2) a modification of the COBRA group health insurance continuation coverage provision. The amendment to our chief financial officer’s employment agreement only contained the second change, because his original employment agreement already contemplated the first change.
Prior to the amendments, severance payments under the provision concerning termination pursuant to a “change of control” were triggered if, within three months before or 24 months following a “change of control,” either of the following events occurred: (1) we terminate the employee’s employment without “cause” or (2) the employee terminates his employment for “good reason.” The amendments clarify that the expiration of the employment agreement, following our notice of our intention not to renew the employment agreement, would also trigger severance payments under the provision concerning termination pursuant to a “change of control.”
The amendments clarify that, in the event of a termination pursuant to a “change of control,” we would pay the COBRA premium for 18 months, and up to the equivalent in cost to us for premiums under an individual plan after COBRA rights expire. The total coverage period is 36 months for the chief executive officer and 24 months for all other executive officers, and only if the employee properly elects COBRA continuation coverage for the initial 18 months after the date of employee’s termination and is able to convert to an individual plan for the remaining months of the applicable 24- or 36- month period.

Item 6. Exhibits

Exhibit Number		Description

3.1	(1)	Amended and Restated Articles of Incorporation of the Company
3.2	(1)	Amended and Restated Bylaws of the Company
10.1	(2)	Agreement dated April 7, 2009, among the Company, Avalon Capital Group, Inc., Avalon Portfolio, LLC and Avalon Technology, LLC
10.2	(3)†	Amendment One to Manufacturing and Supply Agreement with Siemens AG Healthcare Sector dated April 10, 2009, effective as of April 1, 2009
10.3	(4)†	Magnetron Subscription Agreement with e2v Inc. and e2v Technologies (UK) Limited dated April 24, 2009 and effective May 1, 2009
10.4	(5)	Employment Agreement dated June 22, 2009 between the Company and Thomas E. Powell
10.5	*	First Amendment to Employment Agreement dated July 1, 2009 between the Company and Frederick A. Robertson
10.6	*	Form of First Amendment to Employment Agreement dated July 1, 2009 between the Company and each of Thomas E. Powell, Thomas Rockwell Mackie, and Steven G. Books
31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008 (File No. 001-33452).

(2)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2009 (File No. 001-33452).

(3)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2009 (File No. 001-33452).

(4)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2009 (File No. 001-33452).

(5)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2009 (File No. 001-33452).

*	Filed herewith.

†
Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the referenced Form 8-K and submitted separately to the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TomoTherapy Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOMOTHERAPY INCORPORATED
Date: August 6, 2009	By:	/s/ Frederick A. Robertson
Frederick A. Robertson
Chief Executive Officer and President

Date: August 6, 2009	By:	/s/ Thomas E. Powell
Thomas E. Powell
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number		Description

3.1	(1)	Amended and Restated Articles of Incorporation of the Company
3.2	(1)	Amended and Restated Bylaws of the Company
10.1	(2)	Agreement dated April 7, 2009, among the Company, Avalon Capital Group, Inc., Avalon Portfolio, LLC and Avalon Technology, LLC
10.2	(3)†	Amendment One to Manufacturing and Supply Agreement with Siemens AG Healthcare Sector dated April 10, 2009, effective as of April 1, 2009
10.3	(4)†	Magnetron Subscription Agreement with e2v Inc. and e2v Technologies (UK) Limited dated April 24, 2009 and effective May 1, 2009
10.4	(5)	Employment Agreement dated June 22, 2009 between the Company and Thomas E. Powell
10.5	*	First Amendment to Employment Agreement dated July 1, 2009 between the Company and Frederick A. Robertson
10.6	*	Form of First Amendment to Employment Agreement dated July 1, 2009 between the Company and each of Thomas E. Powell, Thomas Rockwell Mackie, and Steven G. Books
31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008 (File No. 001-33452).

(2)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2009 (File No. 001-33452).

(3)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2009 (File No. 001-33452).

(4)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2009 (File No. 001-33452).

(5)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2009 (File No. 001-33452).

*	Filed herewith.

†
Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the referenced Form 8-K and submitted separately to the Securities and Exchange Commission.