Form 10-Q
period 2009-09-30
TomoTherapy Inc
filed 2009-11-06
CIK 1317872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding as of October 30, 2009: 53,704,476 shares.

TomoTherapy Incorporated
Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

	September 30,	December 31,
	2009	2008
		(As adjusted,
		Note A)
ASSETS
Cash and cash equivalents	$68,527	$65,967
Short-term investments	78,598	88,825
Receivables, net	21,771	41,259
Inventories, net	59,884	63,983
Deferred tax assets	—	496
Prepaid expenses and other current assets	3,268	1,890

Total current assets	232,048	262,420
Property and equipment, net	19,804	22,157
Other non-current assets, net	13,533	11,851

TOTAL ASSETS	$265,385	$296,428

LIABILITIES AND EQUITY
Accounts payable	$7,862	$7,804
Accrued expenses	18,916	18,324
Accrued warranty	3,797	7,431
Deferred revenue	29,569	28,139
Customer deposits	13,793	15,494

Total current liabilities	73,937	77,192
Other non-current liabilities	2,270	3,487

TOTAL LIABILITIES	76,207	80,679

COMMITMENTS AND CONTINGENCIES (Note F)

EQUITY
Preferred stock, $1 per share par value, 10,000,000 shares authorized at September 30, 2009 and December 31, 2008; no shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 per share par value, 200,000,000 shares authorized at September 30, 2009 and December 31, 2008; 53,675,870 and 53,637,598 shares issued and outstanding at September 30, 2009 and 52,065,400 and 52,063,768 shares issued and outstanding at December 31, 2008	510	506
Additional paid-in capital	663,911	659,379
Treasury stock, 38,272 and 1,632 shares at cost at September 30, 2009 and December 31, 2008, respectively	(123)	—
Accumulated other comprehensive income	310	202
Accumulated deficit	(480,495)	(446,493)

Total shareholders’ equity	184,113	213,594
Noncontrolling interests	5,065	2,155

TOTAL EQUITY	189,178	215,749

TOTAL LIABILITIES AND EQUITY	$265,385	$296,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(As adjusted,		(As adjusted,
		Note A)		Note A)
Revenue	$34,378	$27,374	$106,081	$118,295
Cost of revenue	30,820	28,281	91,469	98,459

Gross profit	3,558	(907)	14,612	19,836

Operating expenses:
Research and development	7,218	10,947	20,086	30,516
Selling, general and administrative	12,470	11,547	34,347	35,850

Total operating expenses	19,688	22,494	54,433	66,366

Loss from operations	(16,130)	(23,401)	(39,821)	(46,530)
Other income (expense):
Interest income	617	1,032	2,009	3,896
Interest expense	(18)	(17)	(47)	(34)
Other income (expense), net	105	479	(258)	323

Total other income	704	1,494	1,704	4,185

Loss before income tax and noncontrolling interests	(15,426)	(21,907)	(38,117)	(42,345)
Income tax expense (benefit)	256	(6,300)	(162)	(12,220)

Net loss	(15,682)	(15,607)	(37,955)	(30,125)
Noncontrolling interests	1,802	2,654	3,953	4,139

Net loss attributable to shareholders	$(13,880)	$(12,953)	$(34,002)	$(25,986)

Loss per common share — basic and diluted	$(0.27)	$(0.26)	$(0.67)	$(0.52)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2009	2008
		(As adjusted,
		Note A)
Cash flows from operating activities:
Net loss	$(37,955)	$(30,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,147	6,397
Share-based compensation	4,406	3,212
Deferred income tax benefit	(360)	(12,876)
Other noncash items	167	248
Changes in operating assets and liabilities:
Receivables	19,849	19,820
Inventories	2,234	(33,565)
Other assets	(1,252)	(2,578)
Accounts payable	51	(4,721)
Accrued expenses	(576)	(9,390)
Accrued warranty	(3,634)	(2,249)
Deferred revenue	1,308	6,339
Customer deposits	(1,700)	9,547
Other liabilities	—	678

Net cash used in operating activities	(9,315)	(49,263)

Cash flows from investing activities:
Purchases of property and equipment	(1,685)	(6,421)
Purchases of test systems	—	(2,777)
Purchases of short-term investments (1)	(7,499)	(125,409)
Proceeds from sales and maturities of short-term investments	17,376	4,679
Other investing activities	(3,130)	(797)

Net cash provided by (used in) investing activities	5,062	(130,725)

Cash flows from financing activities:
Payments on notes payable	(101)	(81)
Repurchases of common stock	(123)	—
Proceeds from exercises of stock options and warrants	130	1,411
Proceeds from issuance of CPAC common stock	6,863	9,257

Net cash provided by financing activities	6,769	10,587
Effect of exchange rate changes on cash and cash equivalents	44	(244)

Increase (decrease) in cash and cash equivalents	2,560	(169,645)
Cash and cash equivalents at beginning of period	65,967	191,780

Cash and cash equivalents at end of period	$68,527	$22,135

(1)
The Company made its initial investment of its excess cash balances in short-term investments during the quarter ended June 30, 2008. As a result, cash used in the purchases of short-term investments for the nine months ended September 30, 2009 were significantly lower than that of the nine months ended September 30, 2008.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(unaudited)

	Shareholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Accumulated	Noncontrolling
	Stock	Capital	Stock	Income (Loss)	Deficit	Interests	Total Equity
							(As adjusted,
							Note A)

Balance at December 31, 2007	$497	$652,688	$—	$(523)	$(413,005)	$—	$239,657
Net loss	—	—	—	—	(33,488)	(7,102)	(40,590)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(401)	—	—	(401)
Net unrealized investment gain, net of tax	—	—	—	1,126	—	—	1,126

Comprehensive loss	—	—	—	—	—	—	(39,865)

Issuance of common stock	3	537	—	—	—	9,257	9,797
Exercise of stock options	6	1,415	—	—	—	—	1,421
Exercise of common stock warrants	—	8	—	—	—	—	8
Share-based compensation expense	—	4,731	—	—	—	—	4,731

Balance at December 31, 2008	506	659,379	—	202	(446,493)	2,155	215,749
Net loss	—	—	—	—	(34,002)	(3,953)	(37,955)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	251	—	—	251
Net unrealized investment loss	—	—	—	(143)	—	—	(143)

Comprehensive loss	—	—	—	—	—	—	(37,847)

Issuance of common stock	—	—	—	—	—	6,863	6,863
Exercise of common stock warrants	4	126	—	—	—	—	130
Repurchases of common stock	—	—	(123)	—	—	—	(123)
Share-based compensation expense	—	4,406	—	—	—	—	4,406

Balance at September 30, 2009	$510	$663,911	$(123)	$310	$(480,495)	$5,065	$189,178

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
Principles of Consolidation
The Company’s condensed consolidated financial statements include the accounts of TomoTherapy and CPAC. The Company has consolidated CPAC, as Tomo holds a call option on certain medical technology of CPAC and maintains overall control of CPAC’s board of directors. TomoTherapy’s ownership in CPAC is less than 50%; therefore, CPAC’s outside stockholders’ interests are shown in the Company’s condensed consolidated financial statements as “Noncontrolling interests.” Significant intercompany balances and transactions have been eliminated in consolidation.
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
The condensed consolidated balance sheet at December 31, 2008 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Certain prior year amounts have been reclassified to conform to the Company’s retrospective adoption of a recent accounting pronouncement on business combinations and consolidation.
The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008.
Third Quarter and Year-to-Date 2009 Results of Operations
The results of operations for both the three months and nine months ended September 30, 2009 include additions to revenue and selling, general and administrative expenses of approximately $0.7 million with no resulting impact to net income. The additions were the result of $0.6 million and $0.1 million in excess sales proceeds the Company received on two specific sales transactions and related selling expenses that should have been recorded during the first and second quarters of 2009, respectively. These proceeds represented amounts due from the Company’s new Japanese distributor and related costs of completing these transactions, which were recorded on a net basis rather than on a gross basis. The Company has taken actions, such as enhancing monitoring controls, to mitigate the potential recurrence of this matter. The Company also has determined that the impact of the increase to revenues and total operating expenses was immaterial to the current period and prior interim periods and is not expected to be material to the results of operations for the year ending December 31, 2009.

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
Revenue Recognition
The Company recognizes revenue from System sales, including sales to distributors, and related services when earned. Revenue is recognized when the following criteria are met: persuasive evidence of an arrangement exists, title and risk of loss have been transferred to the customer, the sales price is fixed or determinable and collection is reasonably assured.
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
Payments received for post-warranty maintenance services on the System are recorded as deferred revenue upon receipt and are recognized as revenue ratably over the term of the contract, which generally ranges from twelve to thirty-six months.
The Company sells optional software packages, of which the selling price, cost and functionality are incidental to the operation of the System itself. The Company recognizes revenue for these optional software packages when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivable is reasonably assured and delivery of the product has occurred, provided that all other criteria for revenue recognition have been met. Revenue earned on software arrangements involving multiple elements is allocated to each element based on VSOE of fair value, which is based on the price charged when the same element is sold separately. In instances when evidence of VSOE of all undelivered elements exists, evidence does not exist for one or more delivered elements and the fair value of all of the undelivered elements is less than the arrangement fee, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Therefore, to the extent that a discount exists, the Company attributes the discount entirely to the delivered elements.
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

Share-Based Compensation
Share-based compensation to employees, including grants of employee stock options and stock sold pursuant to employee stock purchase plans, is measured at fair value and expensed in the condensed consolidated statements of operations over the service period of the grant, which is generally the vesting period. The Company uses the Black-Scholes option-pricing model to value stock options. The Company uses historical stock prices of a peer group of companies as the basis for its volatility assumptions. The assumed risk-free rates are based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The Company employs the plain-vanilla method of estimating the expected term of the options, as the Company does not have significant historical experience. The forfeiture rate is based on past history of forfeited options. The expected dividend yield is based on the Company’s history of not paying dividends. The Company continues to account for options issued prior to January 1, 2006 under an intrinsic value method.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued new accounting guidance on fair value measurements and disclosures. The new guidance defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. In February 2008, the FASB issued further guidance, which provided a one year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. This guidance applies under other accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this guidance does not require any new fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of the new guidance in 2008 and the further guidance in 2009 did not have a material impact on the Company’s condensed consolidated financial statements.
In December 2007, the FASB issued new accounting guidance on business combinations and consolidation, which significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. The adoption of this guidance in 2009 had a material impact on the Company’s condensed consolidated balance sheets during 2009, as “Noncontrolling interests” has been reclassified as “Equity.” As required, the adoption was retrospectively applied to the Company’s 2008 condensed consolidated financial statements for purposes of the current presentation.
In March 2008, the FASB issued new accounting guidance on enhanced disclosures for derivative and hedging activities. The adoption of the new guidance did not have a material impact on the Company’s condensed consolidated financial statements.
In June 2008, the FASB issued new accounting guidance on earnings per share. Under the new guidance, unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share. The adoption of the new guidance did not have a material impact on the Company’s disclosure of earnings per share (see Note C, “Loss Per Common Share”).
In May 2009, the FASB issued new accounting guidance on subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company has performed an evaluation of subsequent events through November 6, 2009, which is the date the financial statements were issued.
In June 2009, the FASB issued the FASB Accounting Standards Codification (Codification), which is the single source of authoritative U.S. GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change U.S. GAAP and does not have a material impact on the Company’s condensed consolidated financial statements.
In September 2009, the FASB issued new accounting guidance on revenue recognition. Under the new guidance, arrangement consideration in a multiple element arrangement may now be allocated in a manner that more closely reflects the structure of the transaction. Also under the new guidance, tangible products that contain software components that are essential to the functionality of the tangible product will no longer be subject to software revenue recognition guidance and will now be subject to other revenue guidance. The new guidance allows for early or retrospective adoption and will be required January 1, 2011. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

NOTE B — SUPPLEMENTAL FINANCIAL INFORMATION
Cash and Cash Equivalents
The Company considers all highly liquid interest-earning investments with original maturities of three months or less to be cash equivalents. The fair value of these investments approximates their carrying value.
Short-term Investments
Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term if they are highly liquid, as such marketable securities represent the investment of cash that is available for current operations. All short-term investments are classified as available for sale and are recorded at fair market value using the specific identification method. Changes in fair market value, net of tax, are reflected in the condensed consolidated financial statements as “Other comprehensive income (loss).”
Investments consisted of the following (in thousands):

	September 30, 2009
		Unrealized	Unrealized
	Cost basis	gains	losses	Fair Value
U.S. Government and Agency securities	$60,551	$1,312	$—	$61,863
Corporate bonds	16,375	360	—	16,735

	$76,926	$1,672	$—	$78,598

	December 31, 2008
		Unrealized	Unrealized
	Cost basis	gains	losses	Fair Value
U.S. Government and Agency securities	$69,317	$1,963	$—	$71,280
Corporate bonds	17,692	62	(209)	17,545

	$87,009	$2,025	$(209)	$88,825

The maturities of debt securities were as follows (in thousands):

	September 30, 2009		December 31, 2008
	Cost basis	Fair Value	Cost basis	Fair Value
Due in one year or less	$47,729	$48,421	$16,676	$16,815
Due after one year through five years	29,197	30,177	70,333	72,010

	$76,926	$78,598	$87,009	$88,825

The Company determines the fair value of its investments using a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:
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
As of September 30, 2009, the Company’s financial assets, which consist of its investments, were measured at fair value employing Level 2 inputs.

Accounts Receivable
The majority of the Company’s accounts receivable are due from hospitals and cancer treatment centers. Credit is extended based on the Company’s evaluation of a customer’s financial condition, and collateral is not generally required. Accounts receivable are due in accordance with contract terms and are considered past due if not paid within 30 days of contract terms.
The Company’s allowance for doubtful accounts reflects its best estimate of probable losses inherent in its accounts receivable balance. The Company determined the allowance based on known troubled accounts, historical experience and other available evidence. The Company’s allowance for doubtful accounts at September 30, 2009 and December 31, 2008 was $0.6 million and $0.9 million, respectively.
Inventories
Components of inventory include raw materials, work-in-process and finished goods. Finished goods include in-transit systems that have been shipped to the Company’s customers or non-certified distributors, but are not yet installed or accepted by the end customer. All inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding twelve months, expected demand, technological obsolescence and other information. The Company records as a charge to cost of revenue the amount required to reduce the carrying value of inventory to net realizable value. As of September 30, 2009 and December 31, 2008, the Company had an inventory reserve of $5.9 million and $8.4 million, respectively, which is primarily related to service spare parts inventory. In addition, costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are included in the cost of revenue line item within the statements of operations.
Net inventories consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Raw materials	$42,613	$47,721
Work-in-process	8,299	5,614
Finished goods	8,972	10,648

	$59,884	$63,983

Accrued Warranty
The Company’s sales terms include a warranty that generally covers the first year of system operation and is based on terms that are generally accepted in the marketplace. The Company records a current liability for the expected cost of warranty-related claims at the time of sale.
The following table presents changes in the Company’s product warranty accrual for the nine months ended September 30, 2009 and 2008 (in thousands):

	September 30,	September 30,
	2009	2008
Balance, beginning of period	$7,431	$7,973
Charged to cost of revenue	5,313	6,762
Charged to selling, general and administrative	282	—
Adjustments related to change in estimate	(2,933)	660
Actual product warranty expenditures	(6,296)	(9,671)

Balance, end of period	$3,797	$5,724

Other Comprehensive Income (Loss)
The Company had other comprehensive income of $0.2 million and other comprehensive loss of $0.9 million for the three months ended September 30, 2009 and 2008, respectively. It had other comprehensive income of $0.1 million and other comprehensive loss of $0.5 million for the nine months ended September 30, 2009 and 2008, respectively.

NOTE C — LOSS PER COMMON SHARE
The Company calculates its loss per common share using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, income from continuing operations (or net income) is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends (or interest on participating income bonds) that must be paid for the current period. The remaining earnings are allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to each security are determined by adding together the amount allocated for dividends and the amount allocated for a participation feature. The total earnings allocated to each security are divided by the number of outstanding shares of the security to which the earnings are allocated to determine the earnings per share for the security.
Loss per common share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Loss per common share — basic and diluted:
Net loss attributable to shareholders	$(13,880)	$(12,953)	$(34,002)	$(25,986)

Weighted-average common shares outstanding	50,748	50,244	50,645	50,147

Loss per common share	$(0.27)	$(0.26)	$(0.67)	$(0.52)

For the three months and nine months ended September 30, 2009 and 2008, diluted net loss per share was the same as basic net loss per share since the effects of potentially dilutive securities are anti-dilutive.
NOTE D — SEGMENT INFORMATION
The Company has determined that it operates in only one segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker.
The Company categorizes revenue by major type. The following table summarizes revenue by major type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Product	$24,252	$20,416	$75,937	$98,150
Service and other	10,126	6,958	30,144	20,145

	$34,378	$27,374	$106,081	$118,295

The Company also categorizes revenue by geographic region. The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
North America	$24,567	$21,949	$68,171	$84,646
Europe and Middle East	1,670	4,780	20,258	20,476
Asia-Pacific	8,141	645	17,652	13,173

	$34,378	$27,374	$106,081	$118,295

NOTE E — INCOME TAXES
The Company records income tax expense on an interim basis. The estimated annual effective tax rate is adjusted quarterly, and items discrete to a specific quarter are reflected in tax expense for that interim period. The estimated annual effective income tax rate includes the effect of a valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and carryforwards during the year. A valuation allowance is established when necessary to reduce deferred tax assets to an amount more-likely-than-not to be realized.
For the three months ended September 30, 2009, the Company recorded an income expense resulting in an effective income tax rate of 2%, and for the nine months ended September 30, 2009, the Company recorded an income tax benefit of 0.5%. The effective tax rate for the periods differed significantly from the statutory tax rate primarily due to recording a valuation allowance for deferred tax assets in domestic and certain foreign taxing jurisdictions that are not more-likely-than-not to be realized. For the three and nine months ended September 30, 2008, the Company recorded income tax benefits resulting in an effective income tax rate of 34% and 33%, respectively. There were no material changes in unrecognized tax benefits during the three and nine months ended September 30, 2009, nor does the Company anticipate a material change in total unrecognized tax benefits within the next 12 months.
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
The Company moved to dismiss the consolidated complaint on December 8, 2008. On July 9, 2009, the Court ruled on the motion to dismiss the consolidated complaint by dismissing without prejudice all claims under the Exchange Act and all but one claim under the Securities Act for failure to state a claim upon which relief could be granted. On August 3, 2009, the plaintiffs amended the consolidated complaint by filing their Second Amended Consolidated Complaint (the Amended Complaint). The Company filed a motion to dismiss the Amended Complaint on September 3, 2009. The Company continues to believe that it has substantial legal and factual defenses to the allegations contained in the Amended Complaint, and it intends to pursue these defenses vigorously. There can be no assurance, however, that the Company will prevail. Although the Company carries insurance for these types of claims and related defense costs, a judgment significantly in excess of the Company’s insurance coverage could materially and adversely affect the Company’s financial condition, results of operations and cash flows. As of September 30, 2009, the Company estimated that its potential loss from these claims and related defense costs will not exceed its insurance deductible of $0.5 million.
Operating leases
The Company leases six facilities under separate operating leases with various expiration dates through 2018. The Company also leases automobiles under separate operating leases with various expiration dates through 2013. Rent expense was $1.2 million and $1.0 million during the three months ended September 30, 2009 and 2008, respectively, and $3.6 million and $3.0 million during the nine months ended September 30, 2009 and 2008, respectively.
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

NOTE G — WARRANTS
Prior to Tomo’s initial public offering (the IPO) on May 8, 2007, there were 158,566 warrants outstanding for the purchase of shares of Tomo’s Series D preferred stock at a price per share of $1.84. Upon the closing of the IPO, the outstanding Series D warrants became options to purchase shares of Tomo’s common stock at an exercise price of $1.84 per share. The warrants expired on February 18, 2009, which was five years after the date they were issued. As a result, Tomo had no warrants outstanding at September 30, 2009. At December 31, 2008, Tomo had 2,550 warrants outstanding.
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
Tomo’s Board of Directors approved the 2007 Equity Incentive Plan (the 2007 Plan) in connection with its IPO. Under the 2007 Plan, Tomo’s Board of Directors is authorized to grant stock-based awards to employees, directors, and consultants for up to 7,335,822 shares in aggregate (see Note K). As of September 30, 2009, the three other plans remained in effect along with the 2007 Plan; however, equity-based awards may only be granted under the 2007 Plan.
The following table summarizes the activity under the Plans (in thousands, except for weighted-average exercise price and weighted-average fair value at grant date):

		Incentive Stock Options		Restricted Stock
					Weighted-
	Shares	Number of	Weighted-		Average
	Available	Options	Average	Number of	Fair Value
	for Grant	Outstanding	Exercise Price	Shares	at Grant Date
Balance at December 31, 2008	266	5,774	$5.17	1,472	$6.02
Authorized	5,033	—	—	—	—
Granted	(1,856)	204	2.62	1,652	4.50
Exercised	—	(10)	3.18	(455)	3.67
Cancelled	108	(301)	6.52	(63)	6.10

Balance at September 30, 2009	3,551	5,667	$5.01	2,606	$5.04

Exercisable at September 30, 2009		4,035	$4.30

At September 30, 2009, the Company’s weighted-average remaining contractual term was 3.8 years for all outstanding stock options, 4.0 years for outstanding vested stock options and 2.5 years for restricted stock. In addition, the Company’s aggregate intrinsic value was $4.7 million for all outstanding stock options and $4.1 million for outstanding vested stock options that were outstanding at September 30, 2009.
The following table summarizes the net effect of the Company’s share-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenue	$314	$228	$889	$650
Research and development	406	350	1,108	973
Selling, general and administrative	814	648	2,409	1,589
Income tax benefit	—	(39)	—	(423)

	$1,534	$1,187	$4,406	$2,789

The fair values of each option grant for the three months ended September 30, 2008 and nine months ended September 30, 2009 and 2008 were estimated at the date of grant using the Black-Scholes option-pricing model based on the assumptions in the following table. There were no option grants during the three months ended September 30, 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected term (years)	N/A	4.25	4.25	4.25
Risk-free interest rate	N/A	2.7 - 3.1%	1.9 - 2.8%	2.7 - 3.1%
Expected volatility	N/A	48-49%	53 - 55%	46 - 49%
Expected dividend	N/A	0%	0%	0%
Expected forfeiture rate	N/A	5.5%	5.5%	5.5%
Weighted-average fair value at grant date	N/A	$6.00	$2.62	$9.69
NOTE I — RELATED PARTY TRANSACTIONS
The Company has an exclusive license agreement with the Wisconsin Alumni Research Foundation (WARF), a shareholder of the Company, to make, use, sell and otherwise distribute products under certain of WARF’s patents anywhere in the world. The Company is required to pay WARF a royalty for each product sold. The Company has recorded to cost of revenue WARF royalties of $0.2 million and $0.1 million during the three months ended September 30, 2009 and 2008, respectively, and $0.5 million and $0.7 million during the nine months ended September 30, 2009 and 2008, respectively. The license agreement expires upon expiration of the patents and may be terminated earlier if the Company so elects. The Company may also grant sublicenses to third parties but must pay WARF 50% of all fees, royalties and other payments received. WARF has the right to terminate the license agreement if the Company does not meet the minimum royalty obligations, which are $0.3 million per year, or if it commits any breach of the license agreement’s covenants. If the Company were to lose this license, it would be unable to produce or sell the System. The Company had WARF royalty payable balances of $0.2 million and $0.6 million as of September 30, 2009 and December 31, 2008, respectively.
NOTE J — INVESTMENT IN COMPACT PARTICLE ACCELERATION CORPORATION
During April 2008, TomoTherapy established CPAC to develop a compact proton therapy system for the treatment of cancer. CPAC’s investors include TomoTherapy, private investors and potential customers.
Tomo holds a call option on certain medical technology of CPAC and maintains overall control of CPAC’s Board of Directors. As a result, the Company consolidated CPAC’s accounts into its condensed consolidated financial statements and presents the outside stockholders’ interests in CPAC as “Noncontrolling interests” (See Note A). Tomo contributed intellectual property with a fair market value of approximately $1.9 million as its investment in CPAC. CPAC raised additional capital of $6.9 million during the nine months ended September 30, 2009. As of September 30, 2009 and December 31, 2008, Tomo’s ownership interest in CPAC was 7.25% and 11.7%, respectively.
NOTE K — OTHER EVENTS
Share Registration
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
Restructuring
In early October 2009, Tomo’s management approved a restructuring program to downsize certain customer service and administrative functions and to terminate the employment of 61 employees during the period from October 14 through December 31, 2009. On October 14, 2009, Tomo announced the organizational restructuring internally. The purpose of this program is to realign resources with the Company’s current business outlook, to streamline its service organization and to integrate certain business functions in order to eliminate redundant tasks.
As a result of the restructuring program, the Company will recognize a total restructuring charge of approximately $2.1 million in the fourth quarter of 2009. For non-executive employees, this charge will include termination benefits provided to employees based upon each employee’s current position, salary and length of service with the Company, along with outplacement assistance and other transition costs. One executive employee was included and his termination benefits were based on the terms of his employment agreement. Any discount arising from determining the present value of the payouts is deemed immaterial due to the relatively short period between the communication date and the termination.

Reserve for Contingency
During 2008, the Company and Hi-Art Co., Ltd. (Hi-Art), its former distributor in Japan, terminated their distribution agreement. Effective January 1, 2009, the Company entered into an agreement with Hitachi Medical Corporation (Hitachi) to serve as its new distributor in Japan.
In connection with the termination, the Company entered into an agreement with Hi-Art to acquire certain assets, such as inventory and the regulatory license, and to compensate Hi-Art for certain sales prospects, which the Company expected to close during the first quarter of 2009. While the Company ultimately was able to transfer some assets to Hitachi in order to support the transition, the Company incurred additional costs and experienced delays. As a result, the agreement to acquire the identifiable assets remains open and unsettled.
In July 2009, Hi-Art filed a complaint against the Company in the Tokyo District Court seeking compensation it claims is owed under the asset acquisition agreement. Although the Company believes that it has substantial legal and factual defenses to Hi-Art’s allegations and intends to pursue these defenses vigorously, there can be no assurance that the Company will prevail. Accordingly, the Company established a reserve with respect to this matter at September 30, 2009. The Company may change the amount of such reserve from time to time in the future due to new developments or changes in strategy related to this matter.

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
Overview
We developed, market and sell the Hi Art system (the System), an advanced and versatile radiation therapy system for the treatment of a wide variety of cancers. The System combines integrated CT imaging with radiation therapy to deliver radiation treatment with speed and precision while reducing radiation exposure to surrounding healthy tissue which, we believe, can lead to improved patient outcomes. We market and sell the System to hospitals and cancer treatment centers in North America, Europe, the Middle East and Asia-Pacific and offer customer support services in each region either directly or through distributors.
For the nine months ended September 30, 2009 and 2008, our revenue was $106.1 million and $118.3 million, respectively, a decrease of 10%. Our net loss attributable to shareholders for the nine months ended September 30, 2009 and 2008 was $34.0 million and $26.0 million, respectively, an increase of 31%. The decreased profitability in 2009 was primarily caused by the sale of 18% fewer Systems than last year and our inability to record a federal tax benefit due to the need for a full valuation allowance on our net deferred tax assets. The amount of U.S. federal income tax benefit recorded during the first nine months of 2008 was $12.0 million, or $0.24 per share. Although our revenue decreased compared to the first nine months of 2008 and we experienced a net loss, we maintained a working capital balance of $158 million, including $147 million of cash and short-term investments as of September 30, 2009. Thus, we believe we are able to fund ongoing operations and invest in future product offerings for at least the next 12 months.
Despite near-term economic challenges and a decline in incoming orders during 2009, we remain confident in the future commercial demand for our technology and product offerings due to our current backlog of $140 million, increasing service revenue, planned future new products and product enhancements and anticipated growth in demand for image-guided radiation therapy equipment.
Factors Affecting Our Financial Performance
Our financial performance is significantly affected by the following factors:
Incoming Orders
Since we sell high-priced capital equipment with a long sales cycle between customer order and delivery, an important measure of our future financial performance is the dollar value of incoming orders for equipment. During the first nine months of 2009, we experienced a decline in incoming orders as compared to the first nine months of 2008. We believe that this decline resulted from a combination of the current global economic downturn, the ongoing credit crisis, our transition in sales leadership during the first half of 2009, increased competitive pressure, uncertainty regarding national healthcare reform and potential changes in reimbursement rates for healthcare providers.

Since the System is a major capital expenditure, our customers may require funding through a credit facility or lease arrangement. In the current economic environment, many customers are having increased difficulty obtaining the necessary credit or are subject to increased constraints on their use of available cash. In addition, the current economic environment may cause potential new customers to delay placing capital equipment orders or to purchase equipment that is less costly. During 2009, some orders we expected to close have not been placed, which we believe might be the result of concerns about economic conditions or difficulty obtaining financing. Also, we believe that certain customers have delayed their purchase decisions until the Centers for Medicare and Medicaid Services have finalized and announced their new reimbursement rates for Hi Art treatment procedures, which is expected in November 2009.
Since the beginning of 2008, we have experienced increased competition in the marketplace. To counter this, we continue working to increase our sales competitiveness by improving the quality and effectiveness of our sales force, increasing our focus on group purchasing organizations and national accounts, increasing our emphasis on regional user meetings and expanding product features, as evidenced by our previously announced plans to launch TomoDirect software. We have also added two new radiotherapy solutions, which will extend our product portfolio from one to three market offerings: TomoMobile, which is a transportable system, and TomoHD, which will include expanded functionality as compared to the System and is expected to be available in late 2010. Furthermore, we believe continued innovation and expansion of our clinical capabilities will extend our technology leadership position, increase our prospects for greater market share and resume our revenue growth.
During 2008, we terminated the distribution agreement with our former Japanese distributor, resulting in a temporary stoppage of incoming orders from Japan. Effective January 1, 2009, we entered into a distributorship agreement with Hitachi Medical Corporation (Hitachi) to distribute the System in Japan. Japan is the second largest market in the world for radiation therapy equipment. We believe Hitachi’s knowledge of the radiation therapy market will help us regain our momentum in this important market.
Backlog
As of September 30, 2009, we had a backlog of $140 million; the majority of which we believe should convert to revenue within the next 12 months. We define backlog as the total contractual value of all firm orders received for the System and related options that we believe are likely to ship within 24 months. To be included in backlog, such orders must be evidenced by a signed quotation or purchase order from the customer. On a regular basis, we review our open orders to determine if they meet our backlog definition by evaluating various factors including site identification, requested delivery date and customer or distributor history. If they do not meet our backlog definition, we remove the orders from our backlog.
Revenue
Product revenue. The majority of our product revenue is generated from sales of the System. We negotiate the actual purchase price with each customer or distributor, and, historically, the purchase price has varied significantly across geographic regions.
Because of global economic conditions and increased competition in 2009, we expect our 2009 revenue to be lower than our 2008 revenue. However, based on anticipated continued growth in market demand for image-guided radiation therapy equipment, our new senior sales management, our growing number of service contracts, our revenue backlog and our expected release of new products and product enhancements in the future, we remain confident in the future commercial demand for our technology and product offering.
Our revenue projections can be impacted by a number of factors, including the following:
•
The majority of our System shipments generally occur 9 to 12 months after we receive the order. Timing of deliveries can be affected by factors out of our control such as construction delays at customer project sites and customer credit issues. For direct and non-certified distributor sales, we recognize revenue upon end customer acceptance of the system, which usually occurs three to four weeks after its delivery. For certified distributor sales, we recognize revenue upon shipment of the system to the certified distributor. Each system installation represents a significant percentage of our revenue for the period in which it occurs.

•
Our geographic mix of customers may impact our average selling prices. Increased sales of the System outside of North America have tended to favorably impact our gross margins due to higher average selling prices in these markets. We intend to continue to expand our international selling efforts, although we cannot be certain that favorable pricing trends will continue nor can we be certain of how foreign currency exchange rates will impact our financial results in the future.

•
Our ability to demonstrate the clinical benefits of the System compared to competing systems is a factor in our ability to increase market demand for the System. To compete effectively, we may need to offer additional features that could require substantial internal resources to develop.

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

•
The System is a major capital equipment item that represents a significant purchase for most of our customers. If the global economy does not improve, our customers may choose to delay some of their capital spending or may not have or be able to obtain the funds necessary to purchase equipment such as the System. As a result, our incoming orders and subsequent revenue recognition may be materially adversely affected.

Also included in our product revenue are sales of optional equipment and software enhancements purchased by our end customers. Because we plan to further develop the System by adding upgraded features, we expect to experience continued revenue growth from sales of optional equipment and software enhancements.
Service revenue. Our service revenue is generated primarily from post-warranty service contracts and the sale of service spare parts. Our service contracts may be purchased with one-year or multiple-year terms and for a variety of service levels, giving our customers the option to contract for the level of support they desire. As of September 30, 2009, our most popular service plan was our Total TLC Service Package (Total TLC). Under Total TLC, we provide customers with full spare parts coverage, including installation service by our field service engineers, full scheduled maintenance and unplanned repair service. We recognize service contract revenue ratably over the term of the contract. We recognize revenue from spare parts, which are primarily sold to our distributors, upon shipment. As the number of installed Systems continues to grow, we expect to experience growth in our revenue from post-warranty service contracts.
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
Cost of revenue
Cost of revenue includes all of our manufacturing and service costs. It consists of material, labor and overhead costs incurred in manufacturing the System. It also includes the cost of shipping the System to the customer site, installation costs, warranty provision and royalty payments to Wisconsin Alumni Research Foundation (WARF), one of our shareholders. Finally, cost of revenue includes the customer support and service infrastructure required to service and repair the System during the warranty and service contract periods.
In future periods, we expect to improve our gross margins through the following initiatives:
•
Component supply and cost. Our cost of revenue continues to be impacted by high component costs and high, but declining, replacement rates. We continue to develop alternate components and implement enhancements to increase the performance of components used in the System. We are also seeking to identify lower-priced components of comparable or improved performance and quality, as well as making engineering improvements to the System in order to reduce costs. We believe that achieving these goals should result in reduced manufacturing, warranty and service support costs in the long term.

•
Service and support expenses. We have a declining number of individual service contracts that produce negative gross profit margins for which we have recorded a reserve for the related estimated future losses. The decline is due in part to our success in reducing the overall average direct service costs per installed system. We expect to continue to improve service contract margins by leveraging our service infrastructure costs over a larger installed base, increasing the price for some of our older annual service contracts, training our personnel to improve their problem-solving capabilities, implementing remote diagnostic functionalities, introducing component design changes, restructuring the service organization to streamline functions and outsourcing certain tasks when cost-effective and feasible. In addition, we believe that achieving certain of these initiatives should also lead to reduced warranty costs and improved system performance.

Our ability to execute on these strategies to reduce customer support and service expenses, as well as component costs and failure rates, will have a direct impact on our ability to improve profitability in the future. If we are unable to successfully execute these strategies, we may experience margins that are similar to or lower than our past performance.
Operating expenses
We expect research and development expenses to decrease during 2009 as compared to 2008, both in dollars and as a percentage of total revenue, as we have decreased the total number of employees performing research and development activities. In addition, we believe we are being more selective with our ongoing project spending by focusing on the highest priority projects. Moreover, during the remainder of 2009, we expect to capitalize additional software development costs related to ongoing product development projects.
We expect 2009 selling, general and administrative expenses to approximate such expenses in 2008 in dollars but increase as a percentage of total revenue, as we expect total revenue to decrease during 2009 as compared to 2008. In future years, we expect these expenses to decrease as a percentage of total revenue, as we expect revenue to increase.
Nonoperating expenses
Because we conduct business in numerous foreign jurisdictions, we are exposed to changes in foreign currency exchange rates. Foreign currency exchange rate fluctuations could materially adversely affect our business, financial condition and results of operations. Our primary exposures are related to foreign currency denominated sales and expenses in Europe. As of September 30, 2009, we did not have a hedging program in place to offset these risks.
Interest income
Since the completion of our initial public offering, we have invested our cash balances in a short-term investment portfolio. Until 2009, this has led to growing interest income. We expect interest income to decline in 2009 due both to lower levels of investable cash and to a reduction in interest rates.
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
When deemed necessary, valuation allowances are established to reduce deferred tax assets to amounts more-likely-than-not to be realized. This requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets will be realized. Evidence considered during the first nine months of 2009 included the existence of cumulative three-year losses, a decreased backlog, projected current year losses and the impact of current economic conditions.
Noncontrolling interests
Our condensed consolidated financial statements include the accounts of Compact Particle Acceleration Corporation (CPAC), our controlled, minority-owned affiliate. We hold a call option on certain medical technology of CPAC and maintain overall control of CPAC’s board of directors. As a result, for accounting purposes, we have a controlling interest in the entity. Since our ownership interest is less than 50%, the outside stockholders’ interests are shown in our condensed consolidated financial statements as “Noncontrolling interests.” If we obtain the additional third-party funding we are seeking for CPAC, we expect our ownership percentage to continue to decline.

Results of Operations
The following table sets forth certain elements from our condensed consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	89.6	103.3	86.2	83.2

Gross profit	10.4	-3.3	13.8	16.8

Operating expenses:
Research and development	21.0	40.0	18.9	25.8
Selling, general and administrative	36.3	42.2	32.4	30.3

Total operating expenses	57.3	82.2	51.3	56.1

Loss from operations	-46.9	-85.5	-37.5	-39.3
Other income	2.0	5.5	1.6	3.5

Loss before income tax and noncontrolling interests	-44.9	-80.0	-35.9	-35.8
Income tax expense (benefit)	0.7	-23.0	-0.1	-10.3

Net loss	-45.6	-57.0	-35.8	-25.5
Noncontrolling interests	5.2	9.7	3.7	3.5

Net loss attributable to shareholders	-40.4%	-47.3%	-32.1%	-22.0%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Revenue
Revenue by major type for the three months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended September 30,
	2009		2008
Product revenue	$24,252	71%	$20,416	75%
Service and other revenue	10,126	29	6,958	25

	$34,378	100%	$27,374	100%

Revenue by geographic region for the three months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended September 30,
	2009		2008
North America	$24,567	71%	$21,949	80%
Europe and Middle East	1,670	5	4,780	18
Asia-Pacific	8,141	24	645	2

	$34,378	100%	$27,374	100%

Product revenue increased $3.8 million or 19% between periods. The increase was primarily due to an additional $7.5 million in revenue related to Systems installed and accepted during the three months ended September 30, 2009 versus the three months ended September 30, 2008. Partially offsetting this increase were several items, including a $0.5 million reduction in revenue related to a decline in the average selling prices of the System during the third quarter of 2009 from those in the third quarter of 2008, due mainly to lower volume in Europe and the Middle East, which typically carries higher average selling prices. Also, revenue related to optional equipment decreased $1.2 million. In addition, we recognized a net reduction to revenue of $1.8 million due to $2.5 million in cash outlays to fulfill an order taken by our former Japanese distributor in 2008 and delivered in the third quarter of 2009, partially offset by $0.7 million in excess proceeds we received on two sales transactions that had been recorded on a net basis in prior quarters, but should have been recorded on a gross basis (as further described in Note A of “Notes to the Condensed Consolidated Financial Statements”).
Service and other revenue increased $3.2 million or 46% between periods. This increase was primarily attributable to an increase in service contract revenue, as more systems moved from warranty to service contract coverage. There were 46% more units covered by service contracts at September 30, 2009 as compared to September 30, 2008.

Cost of revenue
Cost of revenue increased to $30.8 million for the three months ended September 30, 2009 from $28.3 million for the three months ended September 30, 2008, an increase of $2.5 million or 9%, and, overall, our gross margin was 10.3% for the three months ended September 30, 2009 compared to negative 3.3% for the three months ended September 30, 2008. Although manufacturing period expenses, total service and support costs and warranty expenses declined, the decrease was more than offset by an increase in product costs due to the installation and acceptance of more Systems in the third quarter of 2009 as compared to the third quarter of 2008.
Manufacturing period expenses decreased by $0.2 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. This decrease was primarily due to an increase in manufacturing activity during the period, which led to an increase in absorbed costs.
Total service and support costs decreased by $0.8 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Although there was a $3.4 million increase in our overall service contract costs during the third quarter of 2009 due to the larger number of units under service contract at September 30, 2009 as compared to September 30, 2008, such increase was more than offset by multiple factors, including (a) a $3.3 million decline in service infrastructure costs, as travel and overtime expenses decreased $1.1 million due to a lower number of service repair interventions to our installed base, costs associated with component and software upgrades to the installed base and related projects decreased $1.3 million due to a minimal need for upgrade activity, and logistics costs decreased by $0.4 million due a reduced number of global service parts depots and (b) a $0.9 million decrease in our excess and obsolete service inventory provision due to an overall reduction in spare parts inventory and proactive inventory management.
Warranty expenses decreased $1.0 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to improved overall performance and increased uptime of our installed systems.
Research and development expenses
Research and development expenses by category for the three months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended September 30,
	2009	2008	$ Change	% Change
Hi Art R&D	$5,473	$7,995	$(2,522)	-31.5%
Proton Project / CPAC R&D	1,745	2,952	(1,207)	-40.9

	$7,218	$10,947	$(3,729)	-34.1%

Total research and development expenses decreased $3.7 million or 34% between periods. Hi Art research and development activities decreased by $2.5 million between periods primarily due to a $0.6 million decrease in project spending, as we were more selective with our spending by focusing on high priority projects and a $0.5 million decrease in employee costs, as fewer employees were engaged in research and development activities. We also capitalized internal development costs of $1.0 million during the third quarter of 2009 related to certain software options that were under development in 2009 but not in the third quarter of 2008. The proton therapy research project spending decreased by $1.2 million during the period due mainly to a $1.1 million decrease in consultant fees, as CPAC spending was decreased to align with project funding.
Selling, general and administrative expenses
Selling, general and administrative expenses increased to $12.5 million for the three months ended September 30, 2009 from $11.5 million for the three months ended September 30, 2008, an increase of $1.0 million or 8%. The increase was primarily due to a $0.9 million expense recorded during the third quarter of 2009 related to sales prospects initiated by our former Japanese distributor for which it may be entitled to compensation subject to certain conditions (as further described in Note K of “Notes to the Condensed Consolidated Financial Statements”). The increase was also due to a $0.7 million expense recorded during the third quarter of 2009 related to excess proceeds we received on two sales transactions that had been recorded on a net basis in prior quarters, but should have been recorded on a gross basis. In addition, commissions increased by $0.4 million because more Systems were installed and accepted during the three months ended September 30, 2009 compared to the three months ended September 30, 2008. These increases were partially offset by a $0.7 million decrease in tradeshow costs and a $0.4 million decrease in travel expenses, as several industry tradeshows occurred during the third quarter of 2008 that did not occur during the third quarter of 2009, but are expected to occur during the fourth quarter of 2009.

Other income (expense)
Other income decreased to $0.7 million for the three months ended September 30, 2009 from $1.5 million for the three months ended September 30, 2008, a decrease of $0.8 million or 53%. The decrease was primarily due to a $0.4 million decrease in interest income, as our average investment balances and interest rates were significantly lower during the third quarter of 2009 than in 2008. In addition, the decrease was due to a $0.2 million decline in foreign currency exchange gain and a $0.2 million decrease to other income, as we received payment of an insurance claim during the third quarter of 2008 relating to a system that was damaged during shipment to a customer.
Income tax expense (benefit)
For the three months ended September 30, 2009, we recorded an income tax expense of $0.3 million resulting in an effective income tax rate of 2%. Our effective tax rate for the third quarter of 2009 differed significantly from the statutory tax rate primarily due to recording a valuation allowance for deferred tax assets in domestic and certain foreign taxing jurisdictions that are not more-likely-than-not to be realized. For the three months ended September 30, 2008, we recorded an income tax benefit of $6.3 million resulting in an effective income tax rate of 34%.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Revenue
Revenue by major type for the nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Nine Months Ended September 30,
	2009		2008
Product revenue	$75,937	72%	$98,150	83%
Service and other revenue	30,144	28	20,145	17

	$106,081	100%	$118,295	100%

Revenue by geographic region for the nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Nine Months Ended September 30,
	2009		2008
North America	$68,171	64%	$84,646	72%
Europe and Middle East	20,258	19	20,476	17
Asia-Pacific	17,652	17	13,173	11

	$106,081	100%	$118,295	100%

Product revenue decreased $22.2 million or 23% between periods. The decrease was primarily due to a decline of $16.8 million in revenue related to Systems installed and accepted during the nine months ended September 30, 2009 versus the nine months ended September 30, 2008. Also contributing to the decrease was a $3.0 million reduction in revenue related to a decline in the average selling prices of the System during the first nine months of 2009 from those in the first nine months of 2008, due primarily to a 17% decrease in average selling prices in Europe and the Middle East. In addition, we recognized a net reduction to revenue of $1.8 million due to $2.5 million in cash outlays to fulfill an order taken by our former Japanese distributor in 2008 and delivered in the third quarter of 2009, partially offset by $0.7 million in excess proceeds we received on two sales transactions that had been recorded on a net basis in prior quarters, but should have been recorded on a gross basis (as further described in Note A of “Notes to the Condensed Consolidated Financial Statements”).

Service and other revenue increased $10.0 million or 50% between periods. This increase was primarily attributable to an increase in service contract revenue, as more systems moved from warranty to service contract coverage. There were 46% more units covered by service contracts at September 30, 2009 as compared to September 30, 2008.
Cost of revenue
Cost of revenue decreased to $91.5 million for the nine months ended September 30, 2009 from $98.5 million for the nine months ended September 30, 2008, a decrease of $7.0 million or 7%, and, overall, our gross margin was 13.8% for the nine months ended September 30, 2009 compared to 16.8% for the nine months ended September 30, 2008. Although manufacturing period expenses increased, the increase was more than offset by the decline in total service support costs, warranty expenses and a decrease in product costs due to the installation and acceptance of fewer Systems in the first nine months of 2009 as compared to the first nine months of 2008.
Manufacturing period expenses increased by $2.2 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. This increase was primarily due to our decision to slow manufacturing activity during the first six months of 2009, which led to an increase in unabsorbed costs.
Total service and support costs decreased by $1.0 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Although there was a $7.7 million increase in our overall service contract costs during the first nine months of 2009 due to the larger number of units under service contract at September 30, 2009 as compared to September 30, 2008, such increase was more than offset by multiple factors, including (a) a $8.2 million decline in service infrastructure costs, as travel and overtime expenses decreased $4.1 million due to a lower number of service repair interventions to our installed base, costs associated with component and software upgrades to the installed base decreased $3.0 million and employee costs decreased $0.6 million, as fewer employees were engaged in customer support activities, and (b) a $0.4 million decrease in the cost of spare part sales to our distributors.
Warranty expenses decreased $5.0 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to improved overall performance and increased uptime of our installed systems.
Research and development expenses
Research and development expenses by category for the nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Nine Months Ended September 30,
	2009	2008	$ Change	% Change
Hi Art R&D	$16,406	$24,186	$(7,780)	-32.2%
Proton Project / CPAC R&D	3,680	6,330	(2,650)	-41.9

	$20,086	$30,516	$(10,430)	-34.2%

Total research and development expenses decreased $10.4 million or 34% between periods. Hi Art research and development activities decreased by $7.8 million between periods primarily due to a $2.9 million decrease in project spending, as we were more selective with our spending by focusing on high priority projects, and a $1.6 million decrease in employee costs, as fewer employees were engaged in research and development activities. We also capitalized internal development costs of $2.9 million during the first nine months of 2009 related to certain software options that were under development as compared to $0.2 million in the first nine months of 2008. The proton therapy research project spending decreased by approximately $2.7 million during the period, as CPAC slowed its development while it received additional third-party capital during the first quarter of 2009 and had a $1.1 million decrease in consultant fees during the third quarter of 2009.

Selling, general and administrative expenses
Selling, general and administrative expenses decreased to $34.3 million for the nine months ended September 30, 2009 from $35.9 million for the nine months ended September 30, 2008, a decrease of $1.6 million or 4%. The decrease was primarily due to a $3.0 million decline in bad debt expense, which reflects a $2.7 million provision recorded during the first nine months of 2008, a $1.5 million decrease in travel expenses, a $1.0 million decrease in outside service fees and a $0.6 million decrease in tradeshows as several industry tradeshows occurred during the third quarter of 2008, but are expected to occur during the fourth quarter of 2009. The decreases were largely offset by a $1.3 million increase in selling costs due to resolutions of customer disputes, a $0.9 million increase in share-based compensation expense, a $1.1 million increase in facility, insurance and test system costs and a $0.7 million expense recorded during the third quarter of 2009 related to excess proceeds we received on two sales transactions that had been recorded on a net basis in prior quarters, but should have been recorded on a gross basis. Also offsetting the decreases was a $0.9 million expense recorded during the third quarter of 2009 related to sales prospects initiated by our former Japanese distributor for which it may be entitled to compensation subject to certain conditions (as further described in Note K of “Notes to the Condensed Consolidated Financial Statements”).
Other income (expense)
We had other income of $1.7 million for the nine months ended September 30, 2009 and $4.2 million for the nine months ended September 30, 2008, a decrease of $2.5 million or 59%. The decrease was primarily due to a $1.9 million decrease in interest income, as our average investment balances and interest rates were significantly lower during the nine months ended September 30, 2009 than during the same period in 2008. In addition, the decrease was due to a $0.2 million foreign currency exchange loss during 2009 as compared to a $0.3 million foreign currency exchange gain during 2008.
Income tax expense (benefit)
For the nine months ended September 30, 2009, we recorded an income tax benefit of $0.2 million resulting in an effective income tax rate of 0.5%. Our effective tax rate for the nine months ended September 30, 2009 differed significantly from the statutory tax rate primarily due to recording a valuation allowance for deferred tax assets in domestic and certain foreign taxing jurisdictions that are not more-likely-than-not to be realized. For the nine months ended September 30, 2008, we recorded an income tax benefit of $12.2 million resulting in an effective income tax rate of 33%.
Liquidity and Capital Resources
To date, we have funded our working capital and capital expenditure requirements using cash generated from sales of equity securities, operations and, to a lesser extent, borrowings. From our inception through September 30, 2009, we obtained financing of $234.1 million primarily through public and private placements of equity securities and the exercise of stock options.
Financial Condition
Our cash and cash equivalents were $68.5 million at September 30, 2009 compared to $66.0 million at December 31, 2008, an increase of $2.6 million or 4%. During 2008, we moved a portion of our excess cash to outside investment managers who have invested the funds in short-term investments. Information regarding these short-term investments, which totaled $78.6 million at September 30, 2009, is set forth in the following table (in thousands):

	September 30, 2009
		Unrealized	Unrealized
	Cost basis	gains	losses	Fair Value
U.S. Government and Agency securities	$60,551	$1,312	$—	$61,863
Corporate bonds	16,375	360	—	16,735

	$76,926	$1,672	$—	$78,598

We also renewed our $50 million line of credit during 2008, under which there were no borrowings as of September 30, 2009 or December 31, 2008. This credit facility requires us to maintain a minimum tangible net worth and a certain ratio of total liabilities to tangible net worth. We may be considered in default upon a material adverse change in our financial condition or if the bank believes the prospect of payment or performance of the facility is impaired. We were in compliance with these covenants as of September 30, 2009 and December 31, 2008. This line of credit is currently set to expire on December 1, 2009; however, we expect it to be renewed in advance of this date.
Our working capital, which is calculated by subtracting our current liabilities from our current assets, was $158.1 million at September 30, 2009 compared to $185.2 million at December 31, 2008, a decrease of $27.1 million or 15%. Our shareholders’ equity was $184.1 million at September 30, 2009 compared to $213.6 million at December 31, 2008, a decrease of $29.5 million or 14%. The decreases in our working capital and our shareholders’ equity were primarily related to our operating loss during the first nine months of 2009.

Cash Flows
Cash flows from operating activities
Net cash used in operating activities was $9.3 million for the nine months ended September 30, 2009. This included a net loss of $38.0 million, which was adjusted for the following noncash items: $8.1 million for depreciation and amortization, $4.4 million for share-based compensation and $0.4 million for deferred income tax benefits. Receivables decreased by $19.8 million due to collections of 2008 year-end balances and a lower number of system acceptances during 2009. Inventory decreased by $2.2 million due to fewer finished Systems in stock at September 30, 2009 as compared to December 31, 2008 and to lower service spare parts inventory, as we have eliminated several of our global inventory depots. Accrued expenses decreased by $4.2 million due primarily to the decreases of payroll, severance, commission and warranty accruals. Deferred revenue increased by $1.3 million due largely to increases in the number of systems awaiting customer acceptances and increases in deferred optional equipment orders. Customer deposits decreased by $1.7 million due mainly to the decline in incoming orders during the first nine months of 2009. Furthermore, during the third quarter of 2009 in connection with the termination of our previous distributor and the transition to our new distributor in Japan, we had $4.9 million in cash outlays, which were partially offset by the application of $2.4 million in customer deposits received in 2008.
Net cash used in operating activities was $49.3 million for the nine months ended September 30, 2008. This included a net loss of $30.1 million, which was adjusted for the following noncash expenses: $6.4 million of depreciation and amortization, $3.2 million of share-based compensation and $12.9 million of deferred income tax benefits. Receivables decreased by $19.8 million due to higher collections, a lower number of system acceptances and an increase in the bad debt reserve. Inventory increased by $33.6 million due to a larger number of finished systems awaiting shipment and to an increase in spare parts stocked at our global inventory depots. Accounts payable decreased by $4.7 million due to the timing of vendor payments. Accrued expenses decreased by $11.6 million due primarily to the decrease of employee-related, commission and warranty accruals. Deferred revenue increased by $6.3 million due largely to an increase in deferred service contract revenue and to the number of systems that were awaiting customer acceptance. Customer deposits increased by $9.5 million due to the new orders received during the period.
Cash flows from investing activities
Net cash provided by investing activities was $5.1 million for the nine months ended September 30, 2009, as we received $17.4 million in proceeds from the sales and maturities of short-term investments. These proceeds were partially offset by $7.5 million in purchases of short-term investments, $3.1 million of other investing activities, which included $2.9 million of capitalized internal development costs related to new software products, and $1.7 million in capital equipment, which included tools and equipment to support our operations and new computer equipment and software.
Net cash used in investing activities was $130.7 million for the nine months ended September 30, 2008, as we invested $125.4 million in short-term marketable securities, including our initial investment of $99.8 million during the second quarter of 2008. We also used net cash of $6.4 million to purchase capital equipment, which included tools and equipment to support our manufacturing operations and new computer equipment. In addition, we invested $2.8 million in test systems for internal development, training and testing of manufacturing components and capitalized $0.6 million in patent costs. These uses of cash were offset by $4.7 million in proceeds from the sales and maturities of short-term investments.
Cash flows from financing activities
Net cash provided by financing activities was $6.8 million for the nine months ended September 30, 2009, which were primarily the proceeds from third-party investors related to the issuance of CPAC common stock.
Net cash provided by financing activities was $10.6 million for the nine months ended September 30, 2008. This included $9.3 million in proceeds from the issuance of CPAC common stock and $1.4 million in proceeds from the exercise of employee stock options.
The effect of foreign currency exchange rate changes on our cash and cash equivalents resulted in a decrease of $0.2 million during the nine months ended September 30, 2008. There was a minimal change during the nine months ended September 30, 2009.

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
Pending Litigation
On May 30, 2008 and June 10, 2008, two separate complaints were filed by certain of our shareholders in the U.S. District Court for the Western District of Wisconsin (the Court) against us and certain of our officers and all of our independent directors during the period in question. The complaints were consolidated on October 23, 2008. The consolidated action alleges that the defendants violated the Securities Act with respect to statements made in connection with the initial and secondary public offerings of our common stock and the Exchange Act by misrepresenting our projected financial outlook during the period May 9, 2007 through April 17, 2008. The named plaintiffs, Michael Schultz, John Scala, et al., seek to represent persons who purchased our securities between those dates and who were damaged as a result of the decline in the price of our stock between those dates, allegedly attributable to the financial misrepresentations, and seek compensatory damages in an unspecified amount.
We moved to dismiss the consolidated complaint on December 8, 2008. On July 9, 2009, the Court ruled on the motion to dismiss the consolidated complaint by dismissing without prejudice all claims under the Exchange Act and all but one claim under the Securities Act for failure to state a claim upon which relief could be granted. On August 3, 2009, the plaintiffs amended the consolidated complaint by filing their Second Amended Consolidated Complaint (the Amended Complaint). We filed a motion to dismiss the Amended Complaint on September 3, 2009. We continue to believe that we have substantial legal and factual defenses to the allegations contained in the Amended Complaint, and we intend to pursue these defenses vigorously. There can be no assurance, however, that we will prevail. Although we carry insurance for these types of claims and related defense costs, a judgment significantly in excess of our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flows. As of September 30, 2009, we estimated that our potential loss from these claims and related defense costs will not exceed our insurance deductible of $0.5 million.
Operating Capital and Capital Expenditure Requirements
Our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:
•	Revenue generated from sales of the System and service plans;
•	Costs associated with our sales and marketing, general and administrative and manufacturing activities;
•	The performance of the Systems operating in the field and cost of maintaining those systems;
•	The level of investment needed in our service and support infrastructure;
•	Costs of our research and development activities; and
•	Effects of competing technological and market developments.
The global economic conditions are volatile and could have potentially negative effects on our near-term liquidity and capital resources, including slower collections of receivables, delays in the delivery of existing orders and postponements of incoming orders. However, we believe that our cash and cash equivalents as of September 30, 2009, along with the cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. As of September 30, 2009, we had $147 million of cash and short-term investments. For that reason, we do not expect to draw on our $50 million line of credit nor do we expect to use significant amounts of our cash reserves for operating activities during the foreseeable future. Moreover, we are seeking to conserve our cash resources and are carefully monitoring our ongoing expenditures.

Off-Balance Sheet Arrangements
As of September 30, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
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
Loss Per Common Share
We calculate our earnings per share using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, income from continuing operations (or net income) is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends (or interest on participating income bonds) that must be paid for the current period. The remaining earnings are allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to each security are determined by adding together the amount allocated for dividends and the amount allocated for a participation feature. The total earnings allocated to each security are divided by the number of outstanding shares of the security to which the earnings are allocated to determine the earnings per share for the security.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued new accounting guidance on fair value measurements and disclosures. The new guidance defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. In February 2008, the FASB issued further guidance, which provided a one year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. This guidance applies under other accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this guidance does not require any new fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of the new guidance in 2008 and the further guidance in 2009 did not have a material impact on our condensed consolidated financial statements.
In December 2007, the FASB issued new accounting guidance on business combinations and consolidation, which significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. The adoption of this guidance in 2009 had a material impact on our condensed consolidated balance sheets during 2009, as “Noncontrolling interests” has been reclassified as “Equity.” As required, the adoption was retrospectively applied to our 2008 condensed consolidated financial statements for purposes of the current presentation.
In March 2008, the FASB issued new accounting guidance on enhanced disclosures for derivative and hedging activities. The adoption of the new guidance did not have a material impact on our condensed consolidated financial statements.

In June 2008, the FASB issued new accounting guidance on earnings per share. Under the new guidance, unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share. The adoption of the new guidance did not have a material impact on our disclosure of earnings per share (see Note C, “Loss Per Common Share”).
In May 2009, the FASB issued new accounting guidance on subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We performed an evaluation of subsequent events through November 6, 2009, which is the date the financial statements were issued.
In June 2009, the FASB issued the FASB Accounting Standards Codification (Codification), which is the single source of authoritative U.S. GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change U.S. GAAP and does not have a material impact on our condensed consolidated financial statements.
In September 2009, the FASB issued new accounting guidance on revenue recognition. Under the new guidance, arrangement consideration in a multiple element arrangement may now be allocated in a manner that more closely reflects the structure of the transaction. Also under the new guidance, tangible products that contain software components that are essential to the functionality of the tangible product will no longer be subject to software revenue recognition guidance and will now be subject to other revenue guidance. The new guidance allows for early or retrospective adoption and will be required January 1, 2011. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2009. In reaching this conclusion, our Chief Executive Officer and Chief Financial Officer noted that we failed to include in our Original Annual Report on Form 10-K for 2008 a report by management on our internal control over financial reporting. We also had a material weakness in accounting for income taxes as described below. As of April 1, 2009, the date of our Amendment No. 1 on Form 10-K/A for 2008, we reviewed our disclosure controls and procedures to correct the deficiency that led to this omission of our report by management on our internal control over financial reporting, and we expect to carry out a reevaluation as of December 31, 2009, which is the end of the period covered by our next Annual Report on Form 10-K. Notwithstanding the material weakness that existed as of September 30, 2009, management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with U.S. GAAP.

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
As a result, our management and the Audit Committee of our Board of Directors concluded that there was a material weakness in internal control over financial reporting as of December 31, 2008, which continued to exist at September 30, 2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management has been and is currently addressing this material weakness in internal control over financial reporting and is committed to remediating it as expeditiously as possible. During 2009, we, with the assistance of external tax advisors, enhanced controls with respect to calculating and monitoring our quarterly income tax provision. We continue to implement additional controls to address the remaining income tax accounting control deficiencies, which together constitute a material weakness at December 31, 2008 and September 30, 2009. Management will carry out a reevaluation of this material weakness as of December 31, 2009, which is the end of the period covered by our next Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Other than the changes in our internal controls over income tax accounting, as discussed in the previous section, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Amended 2008 Annual Report on Form 10-K/A and in our Quarterly Report on Form 10-Q for the period ended June 30, 2009, which could materially affect our business, financial condition or results of operations. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by statements in this Quarterly Report on Form 10-Q include, but are not limited to, the risk factors discussed below or in “Part I, Item 1A. Risk Factors” in our Amended 2008 Annual Report on Form 10-K/A or in our Quarterly Report on Form 10-Q for the period ended June 30, 2009. If any of the events discussed in such risk factors occur, our business, financial condition and results of operations could be adversely affected in a material way, and the market value of our common stock could decline.
Our success will depend on our ability to effectively manage employee costs while also attracting and retaining qualified personnel.
In October of 2009, we implemented a restructuring that resulted in a reduction of approximately 10% of our workforce, the second such reduction in the last twelve months. The reduction particularly impacted our service organization. If these actions together do not result in proper alignment of human resources with business needs and revenue levels, our financial results may worsen. We may also need to reduce our workforce further to align with any further decline in our revenue. Our continued success will also depend on our ability to manage costs while at the same time retaining management personnel and qualified personnel with expertise in research and development, engineering, service, manufacturing, sales, marketing and finance. If we are unable to maintain an adequate number of trained, qualified and motivated personnel, particularly in our service organization, we may be unable to maintain adequate service levels or otherwise meet business objectives. As a result, our reputation and business operations could suffer, and our business, financial condition and results of operations could be materially adversely affected.
Changes in healthcare policies and changes to reimbursement to healthcare providers for radiation cancer therapy could adversely affect sales of our products.
Our ability to market and sell the Hi Art system successfully and our other products successfully depends in part on the extent to which sufficient reimbursement for treatment procedures using the Hi Art system will be available from third-party payors such as private health insurance plans and health maintenance organizations, and government payor programs such as Medicare and Medicaid. Third-party payors, and in particular managed care organizations, challenge the prices charged for medical products and services and institute cost containment measures to control or significantly influence the purchase of medical products and services. For example, in the United States, the Centers for Medicare and Medicaid Services, or CMS, recently issued new reimbursement rates for 2010. For 2010, CMS increased rates slightly for hospitals and implemented only modest reimbursement rate decreases for free-standing clinics. However, CMS reviews such rates annually, and could implement more significant changes in 2011 and future years. If in the future CMS significantly decreases reimbursement rates for radiation oncology services, or if other cost containment measures are implemented in the United States or elsewhere, such changes could discourage cancer treatment centers and hospitals from purchasing our products.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
None.

(b) Use of Proceeds from Public Offering of Common Stock
Our initial public offering of 13,504,933 shares of our common stock, par value $0.01 per share, was effected through a Registration Statement on Form S-1 (Reg. No. 333-140600), which was declared effective by the Securities and Exchange Commission on May 8, 2007. We issued 10,602,960 shares on May 9, 2007 and received gross proceeds of $201.5 million. We paid the underwriters a commission of $14.1 million and incurred additional offering expenses of approximately $2.7 million. After deducting the underwriters’ commission and the offering expenses, we received net proceeds of approximately $184.7 million. The managing underwriter of our initial public offering was Merrill Lynch & Co. In addition, 2,901,973 shares were sold by selling shareholders, 1,761,513 of which were purchased by the underwriters’ exercise of their overallotment option.
No payments of underwriters’ commissions or offering expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
Through September 30, 2009, we used $82.2 million of the net proceeds from our initial public offering, as detailed in the following table (in millions):

Working capital	$59.4
Purchases of property and equipment	15.7
Purchases of test systems	5.7
Acquisition of Chengdu Twin Peak Accelerator Technology Inc.	1.2
Repayment of debt	0.2

Total net proceeds used	$82.2

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes repurchases of our stock from employees who are restricted stock holders to satisfy employee tax withholding obligations, in the three months ended September 30, 2009:

				Total Number of	Approximate Dollar
	Total			Shares Purchased as	Value of Shares
	Number		Average	Part of Publicly	that May yet Be
	of Shares		Price Paid	Announced Plans or	Purchased Under the
Period	Purchased		per Share	Programs	Plans or Programs
July 1, 2009 through July 31, 2009	—		—	—	—
August 1, 2009 through August 31, 2009	26,375	(1)	3.67	—	(2)
September 1, 2009 through September 30, 2009	—		—	—	—

Total			$3.67	—	$—

(1)	Consists of shares surrendered to us to satisfy tax withholding obligations that arose upon the vesting of restricted stock awards.

(2)
Pursuant to the TomoTherapy Incorporated 2007 Equity Incentive Plan, as amended (the “Plan”), the Company may, from time to time, repurchase shares of its common stock from recipients of restricted stock awards under the Plan in order to permit such participants to satisfy tax liabilities arising upon the vesting of such restricted stock awards. The amount of such future share repurchases, if any, is unascertainable as of the date of this Quarterly Report on Form 10-Q.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
Amendment to Employment Agreement with Frederick A. Robertson
On October 1, 2009, we entered into a second amendment to the employment agreement dated November 5, 2008, as amended on July 1, 2009, with our Chief Executive Officer and President, Frederick A. Robertson. The second amendment clarified the intention of the parties with respect to the term extension provisions of the employment agreement. The agreement had contained a gap as the initial employment period would end on March 31, 2010 and the renewal periods would start on November 5, 2010, the two-year anniversary of the date of the agreement. The second amendment clarifies that the employment agreement shall be automatically extended for successive additional one-year periods beginning on March 31, 2010 and each subsequent anniversary thereof.

Item 6.	Exhibits

Exhibit Number		Description

3.1	(1)	Amended and Restated Articles of Incorporation of the Company

3.2	(1)	Amended and Restated Bylaws of the Company

10.1	(2)	Letter Agreement containing amendments and waivers to Agreement dated October 13, 2009, among the Company, Avalon Capital Group, Inc., Avalon Portfolio, LLC and Avalon Technology, LLC

10.2	(3)*†	Magnetron Subscription Agreement, dated April 24, 2009 and effective May 1, 2009, among the Company, e2v Inc. and e2v Technologies (UK) Limited

10.3	*	Second Amendment to Employment Agreement dated October 1, 2009 between the Company and Frederick A. Robertson

10.4	(4)	First Amendment to Employment Agreement dated July 1, 2009 between the Company and Frederick A. Robertson

10.5	(4)	Form of First Amendment to Employment Agreement dated July 1, 2009 between the Company and each of Thomas E. Powell, Thomas Rockwell Mackie, and Steven G. Books

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008 (File No. 001-33452).

(2)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2009 (File No. 001-33452).

(3)	Previously filed as an exhibit to the Company’s amended current report on Form 8-K/A filed with the Securities and Exchange Commission on October 28, 2009 (File No. 001-33452).

(4)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2009 (File No. 001-33452).

*	Filed herewith.

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

TOMOTHERAPY INCORPORATED
Date: November 6, 2009	By:	/s/ Frederick A. Robertson
Frederick A. Robertson
Chief Executive Officer and President

Date: November 6, 2009	By:	/s/ Thomas E. Powell
Thomas E. Powell
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number		Description
3.1	(1)	Amended and Restated Articles of Incorporation of the Company

3.2	(1)	Amended and Restated Bylaws of the Company

10.1	(2)	Letter Agreement containing amendments and waivers to Agreement dated October 13, 2009, among the Company, Avalon Capital Group, Inc., Avalon Portfolio, LLC and Avalon Technology, LLC

10.2	(3)*†	Magnetron Subscription Agreement, dated April 24, 2009 and effective May 1, 2009, among the Company, e2v Inc. and e2v Technologies (UK) Limited

10.3	*	Second Amendment to Employment Agreement dated October 1, 2009 between the Company and Frederick A. Robertson

10.4	(4)	First Amendment to Employment Agreement dated July 1, 2009 between the Company and Frederick A. Robertson

10.5	(4)	Form of First Amendment to Employment Agreement dated July 1, 2009 between the Company and each of Thomas E. Powell, Thomas Rockwell Mackie, and Steven G. Books

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008 (File No. 001-33452).

(2)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2009 (File No. 001-33452).

(3)	Previously filed as an exhibit to the Company’s amended current report on Form 8-K/A filed with the Securities and Exchange Commission on October 28, 2009 (File No. 001-33452).

(4)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2009 (File No. 001-33452).

*	Filed herewith.

†
Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the referenced Form 8-K and submitted separately to the Securities and Exchange Commission.