Form 10-K/A
period 2008-12-31
TomoTherapy Inc
filed 2010-01-14
CIK 1317872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 3)

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE
We originally filed our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Original 10-K”) with the Securities and Exchange Commission (the “SEC”) on March 12, 2009 (the “Original Filing Date”), and we subsequently amended the Original 10-K by filing Amendment No. 1 on Form 10-K/A with the SEC on April 1, 2009 (the Original 10-K, as so amended, our “Form 10-K”) to include our “Report of Management on Internal Control over Financial Reporting.” We further amended our Form 10-K by filing Amendment No. 2 on Form 10-K/A with the SEC on May 12, 2009 (the Form 10-K, as so amended, our “Amended Form 10-K”) to restate our consolidated financial statements as of December 31, 2008 and for the year then ended to correct errors in the accounting for income taxes.
The purpose of this Amendment No. 3 on Form 10-K/A (this “Amendment”) is to revise Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 in order to revise our report on our internal control over financial reporting, to clarify that our disclosure controls and procedures were not effective as of December 31, 2008 and to include currently signed and dated certifications that reference the appropriate periods. Please see Item 9A of Part II for further information relating to our Report of Management on Internal Control over Financial Reporting and Exhibit 32.2 for our revised certification. This Amendment also amends certain disclosures included in Items 6, 7, 8 and 9A of Part II and Item 15 of Part IV of our Amended Form 10-K, in each case, to enhance the overall disclosure in our filing as a result of a recent SEC comment review.
Accordingly, when used in our Amended Form 10-K or this Amendment, words such as “current” and “currently” continue to refer to the state of facts or opinion as of March 12, 2009, and references to the date of “this Annual Report on Form 10-K” continue to constitute references to the Original Filing Date. Notwithstanding the foregoing, all references to “this Annual Report on Form 10-K” contained in our Form 10-K, our Amended Form 10-K and this Amendment shall be deemed to be references to our Amended Form 10-K, as amended pursuant to this Amendment. Pursuant to the rules of the SEC, this Amendment amends Item 15 of Part IV of the Amended Form 10-K to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

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
Item 3. Legal Proceedings
We are subject to various claims and legal proceedings arising in the ordinary course of our business, including the pending securities class action described in more detail in Note F to the Financial Statements included in this Annual Report on Form 10-K. We believe that the ultimate resolution of these matters, whether individually or in the aggregate, will not have a material adverse effect on our business, prospects, financial condition and results of operations.
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
Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol “TOMO.” The high and low sale prices for the end of each quarter since we became a publicly-traded company on May 9, 2007 are as follows:

	High	Low
Fiscal Year 2007
First Quarter	N/A	N/A
Second Quarter (beginning May 9, 2007)	$24.73	$19.51
Third Quarter	$27.58	$21.61
Fourth Quarter	$24.24	$15.85

Fiscal Year 2008
First Quarter	$20.16	$12.56
Second Quarter	$15.00	$6.79
Third Quarter	$10.00	$4.45
Fourth Quarter	$5.00	$1.81
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
Consolidated Balance Sheet data (in thousands):

	As of December 31,
	2008(4)	2007	2006	2005	2004
	(Restated)
Cash and equivalents	$65,967	$191,780	$20,137	$30,396	$1,950
Short-term investments	88,825	—	—	—	—
Receivables, net	41,259	44,108	19,050	14,235	5,036
Inventories, net	63,983	53,171	40,026	28,283	15,740
Working capital (deficit)	185,228	211,449	7,446	7,792	(4,187)
Total assets	296,428	325,142	109,314	82,303	29,069
Deferred revenue and customer deposits	43,633	35,338	43,307	49,281	16,133
Long-term debt (including current maturities)	727	841	875	214	283
Redeemable convertible preferred stock	—	—	212,663	166,402	84,234
Total shareholders’ equity (deficit)	213,594	239,657	(184,117)	(151,406)	(83,720)

Consolidated Statement of Operations data (in thousands except per share data):

	Years Ended December 31,
	2008(4)	2007	2006	2005	2004
	(Restated)
Revenue	$204,589	$232,810	$156,102	$75,754	$45,460
Income (loss) before income tax, noncontrolling interests and cumulative effect of change in accounting principle	(33,659)	16,450	7,731	317	3,032
Income tax expense (benefit)	6,931	5,788	(7,184)	78	151
Noncontrolling interests	7,102	—	—	—	—
Cumulative effect of change in accounting principle(1)	—	—	(2,140)	—	—

Net income (loss)	(33,488)	10,662	12,775	239	2,881
Accretion of redeemable convertible preferred stock(2)	—	(237,582)	(46,253)	(68,075)	(41,960)

Net loss attributable to common shareholders	$(33,488)	$(226,920)	$(33,478)	$(67,836)	$(39,079)

Basic and diluted net loss per share attributable to common shareholders	$(0.67)	$(6.35)	$(3.78)	$(8.48)	$(5.40)

Weighted average common shares used in computing basic and diluted net loss per share attributable to common shareholders	50,199	35,731	8,856	7,996	7,234

Pro forma basic net income per share(3)	—	$0.24	$0.36	—	—

Pro forma diluted net income per share(3)	—	$0.21	$0.32	—	—

Pro forma weighted average number of shares used in computing basic net income per share(3)	—	45,028	35,366	—	—
Pro forma weighted average number of shares used in computing diluted net income per share(3)	—	49,919	40,130	—	—

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
Research and development expenses
Research and development expenses by category for the years ended December 31, 2008 and 2007 were as follows (in thousands):

	Years Ended December 31,
	2008	2007	$ Change	% Change
Hi Art R&D	$33,616	$30,304	$3,312	11%
Proton Project /CPAC R&D	8,941	4,000	4,941	124

	$42,557	$34,304	$8,253	24%

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
Research and development expenses
Research and development expenses by category for the years ended December 31, 2007 and 2006 were as follows (in thousands):

	Years Ended December 31,
	2007	2006	$ Change	% Change
Hi Art R&D	$30,304	$21,397	$8,907	42%
Proton Project /CPAC R&D	4,000	—	4,000	100

	$34,304	$21,397	$12,907	60%

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
Income tax expense (benefit)
Income tax expense changed to a provision of $5.8 million for the year ended December 31, 2007 from a $7.2 million benefit for the year ended December 31, 2006, a change of $13.0 million. The primary change was a reduction of the deferred tax valuation allowance in 2006. The effective tax rate for the year ended December 31, 2007 was 35%.
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

Contractual Obligations and Commitments
The following table is a summary of our long-term contractual obligations as of December 31, 2008 (in thousands):

	Payment Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$21,778	$3,487	$6,992	$6,058	$5,241
Notes payable (including interest)	770	152	488	130	—
Twin Peak acquisition payments	2,160	810	1,350	—	—
Minimum purchase agreement (1)	6,972	2,789	4,183	—	—

	$31,680	$7,238	$13,013	$6,188	$5,241

(1)
Included in “Minimum purchase agreement” amounts are future purchase obligations under a supply agreement for the purchase of xenon gas detectors from Hitachi Medical Corporation on a non-exclusive basis; the agreement expires in June 2011. Refer to our current report on Form 8-K, dated June 30, 2008, for more information.

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
In connection with the preparation of our financial statements for the period through our initial public offering date of May 8, 2007 and for the year ended December 31, 2006, we assessed the valuations of our common and preferred shares as of the applicable grant dates primarily by considering recent third-party transactions in our common stock and the issuance price of our preferred stock in sales to third parties. Because all of such transactions were negotiated by the parties on an arms’-length basis, we determined that the prices paid in those transactions reflected a reliable determination of the fair value of our securities. When no such recent stock activity occurred, we engaged an independent valuation firm, Baker Tilly Valuation, LLC (Baker Tilly), formerly known as Virchow Krause Valuation, LLC, to perform independent valuations of our common stock.
Valuation Methodologies Employed by Baker Tilly
The valuation methodologies employed by Baker Tilly in connection with the independent valuation studies were based on various generally accepted valuation methods. Specifically, at each valuation date Baker Tilly analyzed the value of our securities based on three potential scenarios: a public offering, a sale or merger and remaining a private company.
In each of Baker Tilly’s reports, each of these scenarios was analyzed using a different valuation methodology. Specifically, (i) valuation in connection with the public offering scenario was calculated by reference to the public market prices of companies in our industry or industries deemed by Baker Tilly to be similar, reviewing various valuation multiples implied by the trading prices of such companies, and applying those multiples to our financial performance; (ii) valuation in connection with the sale or merger scenario was calculated by reference to recent transactions involving businesses in our industry or industries determined by Baker Tilly to be similar, reviewing various valuation multiples implied by the prices in those transactions, and applying those multiples to our financial performance; and (iii) valuation in connection with the private company scenario was calculated using the discounted cash flow valuation method, applying a forecast of future cash flows (determined by our management and Baker Tilly to be reasonable), an appropriate discount rate (calculated to be our weighted average cost of capital) and a residual value (determined by capitalizing our stabilized cash flow). In connection with its valuation as of December 31, 2006, Baker Tilly also considered the indicative valuations provided by investment banks in connection with the public offering scenario and the sale or merger scenario. Based on our assessment of our business and prospects as of December 31, 2006, Baker Tilly assigned a 50% probability to the public offering scenario, a 40% probability to the sale or merger scenario and a 10% probability to the private company scenario. Following these analyses, Baker Tilly allocated the values so determined to our preferred stock and our common stock based on the economic impact of the conversion rights and liquidation preferences of the preferred stock, assigning probabilities to each of these events that varied depending upon our stage of development and our financial condition. In making its valuations, Baker Tilly applied discounts based on a number of factors that it determined impacted the value of our common stock. First, it applied a discount with respect to the sale or merger scenario and the private company scenario to reflect the fact that the common stock being valued did not represent a controlling interest in our company. Second, it applied a discount to reflect the lack of marketability of our common stock. As of

March 31, 2006, the discount applied for each of the lack of control and the lack of marketability was 10%. As of December 31, 2006, no discount was applied for either factor due to the increased likelihood of an initial public offering or a sale or merger. Third, Baker Tilly applied a discount to reflect the lesser rights of the common stock compared to the preferred stock. As of March 31, 2006, the discount applied was 22%, and as of December 31, 2006, the discount applied was 3%, reflecting the increased probability of an exit event that would result in conversion of the preferred stock. Finally, for the December 31, 2006 valuation it applied a discount of 7.5% with respect to the public company scenario to reflect the fact that an initial public offering was not expected to occur until June 1, 2007.
In addition, for each valuation report Baker Tilly reviewed our historical financial performance, conducted a visit of our facilities and interviewed our management concerning our business and its prospects. Baker Tilly also researched our industry, customers, competitors, suppliers and prospects, and analyzed the economic outlook of the industry and the communities in which we operate.
Determining the fair value of our common stock involves complex and subjective judgments involving estimates of revenue, earnings, assumed market growth rates and estimated costs, as well as appropriate discount rates. At the time of each valuation, the significant estimates used in the discounted cash flow approach included estimates of our revenue and revenue growth rates for several years into the future. Although each time we prepared such forecasts for use by Baker Tilly in the preparation of a valuation report, we did so based on assumptions that we believed to be reasonable and appropriate, there can be no assurance that any such estimates for earlier periods have come to pass or that any such estimates for future periods will prove to be accurate.
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
The major pricing factors which supported the valuations used at each of the grant dates were as follows:
•
On December 29, 2005, we sold 2,356,435 shares of Series E convertible preferred stock at $5.94 per share, representing net proceeds of $13.9 million. We engaged Baker Tilly to perform an independent valuation of our common stock based on this preferred stock transaction. Baker Tilly determined that our common stock was valued at $4.99 per share as of December 29, 2005. This valuation was then used for the option grants made in January 2006.

•
In the second quarter of 2006, our Board of Directors determined that an updated independent valuation should be obtained. Therefore, we engaged Baker Tilly to perform a valuation of all classes of our capital stock. Baker Tilly issued a report dated May 16, 2006, which concluded that our common stock was valued at $5.35 per share as of March 31, 2006. This valuation was then used for the option grants made in May and July 2006. We believe that there were no material events and no material changes in our financial condition or prospects during this period that would have resulted in a change in the valuation of a share of our common stock.

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

•
Management did not obtain an independent valuation report for the grants made on December 7, 2006 because management did not believe that there had been any material change in our financial condition or prospects between October 23, 2006 and December 7, 2006. However, after further consideration of an independent valuation study completed by Baker Tilly in March 2007 with respect to the fair value of our common stock as of December 31, 2006, management and our Board of Directors concluded that the stock options granted on December 7, 2006 were granted with an exercise price of $1.65 per share less than the fair value of our common stock on December 7, 2006 as established by the December 31, 2006 valuation.

In all cases, the possibility of an initial public offering was factored into the valuation considerations. In addition, the difference in value between the common stock and preferred stock narrowed as we moved closer to completing an initial public offering.
Convertible Preferred Stock Warrant Liability
Effective January 1, 2006, we accounted for warrants that are exercisable into redeemable preferred shares issued in connection with financing arrangements in accordance with FSP 150-5. Pursuant to FSP 150-5, an evaluation of specifically identified conditions was made to determine whether the fair value of warrants issued was required to be classified as a liability. The fair value of warrants classified as liabilities was adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss was recorded in current period earnings. We selected the Black-Scholes option pricing model to determine the fair value of warrants. The determination of the fair value using this model was affected by assumptions regarding a number of complex and subjective variables. These variables include our expected stock volatility over the expected term of the warrant, risk-free interest rates, and the estimated fair value of the underlying preferred stock. The expected term used was equal to the remaining contractual term of the warrants. As we were operating as a private company from inception until our initial public offering date of May 8, 2007, we were unable to use our actual stock price volatility data. Therefore, we estimated the volatility of the underlying stock based on historical stock prices of companies which we consider to be members of our peer group. Historical price volatilities of these companies were evaluated over a period of time equal to the expected term of the warrants. The risk-free interest rates were based on U.S. Treasury zero-coupon rates in effect at each reporting period with terms consistent with the expected term of the warrants. The fair value of the underlying preferred stock at January 1, 2006 was determined based upon the sale by us of 2,356,435 shares of Series E preferred stock at $5.94 per share on December 29, 2005 and an independent third-party valuation performed by Baker Tilly which allocated our enterprise value, determined based upon the sale of the Series E preferred stock, to each of our existing classes of stock including the Series A and D preferred stock. The fair value of the underlying Series A and D preferred stock at May 8, 2007 and December 31, 2006 was determined based upon an independent third-party valuation performed by Baker Tilly. The valuations, as of May 8, 2007 and December 31, 2006, were prepared utilizing the probability weighted expected return method as prescribed by the AICPA Practice Aid Valuation of Privately-Held-Company Equity Securities Issued as Compensation. These valuations took into consideration the following scenarios: (i) completion of an initial public offering; (ii) sale or merger; and (iii) remaining private. The valuation amounts determined under each scenario were then probability weighted based upon our management’s best estimates of the occurrence of each scenario. The resulting value was then allocated to our common stock and each series of our preferred stock based upon the economic impact of the conversion rights and liquidation preferences of the preferred stock.
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
/s/ GRANT THORNTON LLP
Madison, Wisconsin
March 12, 2009 (except for Note C, as to which the date is January 14, 2010)

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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:
Exceptions were identified in the operation of the Company’s internal control over accounting for income taxes. The exceptions related to inadequate review of the Company’s accounting for income taxes, including the review of deferred tax assets and liabilities, which resulted in a restatement of the Company’s audited financial statements for the year ended December 31, 2008.
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

Deferred Revenue
Deferred revenue appearing on the Consolidated Balance Sheets is presented on a gross basis with the corresponding costs of revenue residing in inventory. Deferred revenue includes amounts primarily related to services and, to a lesser extent, amounts related to product sales, including in-transit systems that have shipped to the Company’s customers, but are not yet installed and accepted by the customer. The Company ultimately expects to recognize these amounts as revenue upon performance of the services or once the Company’s product has been delivered and accepted by the customer.
The costs of revenue associated with services primarily relate to finished goods inventory parts along with the direct labor charges corresponding to post-warranty maintenance, which are recognized as incurred over the term of the service contract. The costs of revenue associated with product sales are comprised primarily of finished goods inventory, along with the corresponding installation costs, which are recognized as incurred once the product has been accepted by the customer.
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

The Company also categorizes revenue by geographic region. Revenues are attributed to geographic region based on country location of the customer site. The following table summarizes revenue by geographic region (in thousands):

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
In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FSP FAS 142-3 to have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used (order of authority) in the preparation of financial statements that are presented in conformity with U.S. GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material impact on its financial statements.
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
The following information provides more detail on the nature of each error/adjustment and its quantitative impact on the Company’s financial statements as of and for the year ended December 31, 2008:
•
The Company originally presented net deferred tax assets on its 2008 Consolidated Balance Sheet without reduction of $3,594,000 in deferred tax asset credit carryforwards, for unrecognized tax benefits specifically related to these items as contemplated by ASC 740-10-45-11. The Company subsequently corrected the balance to include this treatment resulting in a $3,594,000 reduction in both Other Non-current Liabilities and Non-current Deferred Tax Assets. The 2007 financial statements were similarly revised to reduce deferred tax asset credit carryforwards by $2,498,000 for specifically related unrecognized tax benefits.

•
The Company established and recorded a 100% valuation allowance against net deferred tax assets without regard to the $3,594,000 in unrecognized tax benefits described above. This caused both a valuation allowance and an unrecognized tax benefit to be recorded for the same items as reflected in the Company’s original Form 10-K submission. The Company subsequently corrected this treatment by reversing the corresponding valuation allowance, resulting in a $3,594,000 reduction in Income Tax Expense and a $3,594,000 increase in Non-current Deferred Tax Assets.

•
In originally determining the amount of valuation allowance to record for 2008, the Company did not consider $690,000 in deferred tax liabilities recorded for unrealized investment gains on available for sale securities reflected in Accumulated Other Comprehensive Income (Loss). Under the principles of ASC 740-10-30-17 and -18, the deferred tax liabilities related to the available for sale securities reduce the requirement for a valuation allowance of similar amount. The Company subsequently adjusted its valuation allowance for this item, which increased Non-current Deferred Tax Assets by $690,000 and reduced Income Tax Expense by $690,000.

•
The Company revised the 2007 financial statements to increase additional paid-in-capital and deferred tax assets to reflect the realization of $963,000 in additional tax benefits related to excess stock option deductions rather than the utilization of net operating losses. The $963,000 in deferred tax assets corresponding to the net operating losses recorded in 2007 required the Company to record an equivalent amount of valuation allowance in 2008. As a result, 2008 Tax Expense increased $963,000 and Non-current Deferred Tax Assets decreased by $963,000.

•
The Company recorded a non-significant refinement in estimate of current taxes payable and deferred taxes related to non-material taxing jurisdictions and reclassifications between current and deferred taxes associated with the October 2008 Twin Peak acquisition. These adjustments resulted in a $79,000 decrease to Income Tax Expense, a $147,000 decrease to Current Taxes Payable (included in Accrued Expenses) and a $68,000 increase to Non-current Deferred Tax Liabilities (included in Other Non-current Liabilities).

•
The Company adjusted the balance sheet classification of deferred tax assets and liabilities to incorporate the corrections noted above including the effect of allocating the adjusted 2008 valuation allowance on a pro-rata basis as contemplated by ASC 740-10-45-5. This resulted in several reclassification adjustments that are additive to the other corrections noted above, including a $496,000 increase to Current Deferred Tax Assets, a $690,000 decrease in Non-current Deferred Tax Assets and a $194,000 decrease to Non-current Deferred Tax Liabilities (included in Other Non-current Liabilities).

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
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2007
	As Originally		As
	Reported	Adjustment	Revised
ASSETS
Total current assets	$294,114	$—	$294,114
Property and equipment, net	19,894	—	19,894
Deferred tax assets	6,027	(1,535)	4,492
Other non-current assets, net	6,642	—	6,642

TOTAL ASSETS	$326,677	$(1,535)	$325,142

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	$82,665	$—	$82,665
Other non-current liabilities	5,318	(2,498)	2,820

TOTAL LIABILITIES	87,983	(2,498)	85,485
SHAREHOLDERS’ EQUITY
Common stock	497	—	497
Additional paid-in capital	651,725	963	652,688
Accumulated other comprehensive income (loss)	(523)	—	(523)
Accumulated deficit	(413,005)	—	(413,005)

TOTAL SHAREHOLDERS’ EQUITY	238,694	963	239,657

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$326,677	$(1,535)	$325,142

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2007
	As Originally		As
	Reported	Adjustment	Revised
Cash flows from operating activities:
Net income	$10,662	$—	$10,662
Excess tax benefit from share-based compensation	(3,800)	(963)	(4,763)
Other operating activities	(15,955)	—	(15,955)

Net cash used in operating activities	(9,093)	(963)	(10,056)

Net cash used in investing activities	(11,770)	—	(11,770)

Cash flows from financing activities:
Excess tax benefit from share-based compensation	3,800	963	4,763
Other financing activities	189,229	—	189,229

Net cash provided by financing activities	193,029	963	193,992
Effect of exchange rate changes on cash and equivalents	(523)	—	(523)

Increase in cash and equivalents	171,643	—	171,643
Cash and equivalents at beginning of year	20,137	—	20,137

Cash and equivalents at end of year	$191,780	$—	$191,780

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

$727

NOTE E — INCOME TAXES
The provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
	(Restated)
Current:
Federal	$12	$1,269	$172
State	(396)	841	441
Foreign	46	134	—

Total current	(338)	2,244	613
Deferred	7,269	3,544	(7,797)

Total provision (benefit) for income tax	$6,931	$5,788	$(7,184)

A reconciliation of the United States federal statutory tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2008	2007	2006
	(Restated)
Provision at statutory rate	(35.0)%	35.0%	35.0%
Permanent differences	3.1	5.2	2.1
State income taxes, net of federal effect	(1.8)	2.2	5.9
Change in valuation allowance including federal net operating losses and credits	69.9	1.7	(135.4)
Change in statutory rate for deferred taxes	0.0	0.0	(3.6)
Nondeductible warrant expense	0.0	0.0	4.3
Research and development credits	(3.7)	(6.6)	0.0
Other	(5.3)	(2.3)	(1.2)

Effective income tax rate	27.2%	35.2%	(92.9)%

The significant components of deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2008	2007
	(Restated)
Deferred tax assets:
Federal and state operating loss carryforwards	$8,625	$1,441
Tax credit carryforwards	1,768	840
Warranty and bad debt reserves	3,537	4,029
Inventory	4,815	3,375
Employee benefits	2,232	666
Other	712	484

Total deferred tax assets	21,689	10,835
Deferred tax liabilities:
Tax depreciation in excess of book depreciation	694	654
Unrealized gains	690	—
Patents	418	235
Other	1,038	495

Total deferred tax liabilities	2,840	1,384

Net deferred tax asset	18,849	9,451
Valuation allowance	(19,355)	(1,526)

	$(506)	$7,925

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
The following table summarizes the activity under the Plans (in thousands, except for weighted-average exercise price and weighted-average grant date fair value):

		Incentive Stock Options		Restricted Stock
					Weighted-
	Shares	Number of	Weighted-		Average
	Available	Options	Average	Number of	Grant Date
	for Grant	Outstanding	Exercise Price	Shares	Fair Value
Balance at December 31, 2005	1,309	7,702	$2.06	—	$—
Authorized	3,264	—	—	—	—
Granted	(2,341)	2,341	6.63	—	—
Exercised	—	(826)	1.18	—	—
Cancelled	61	(61)	3.04	—	—

Balance at December 31, 2006	2,293	9,156	3.30	—	—
Granted	(232)	232	20.65	—	—
Exercised	—	(2,850)	1.12	—	—
Cancelled	16	(207)	4.80	—	—

Balance at December 31, 2007	2,077	6,331	4.24	—	—
Granted	(1,860)	340	8.26	1,520	6.02
Exercised or Issued	—	(555)	2.56	(21)	2.56
Cancelled	49	(342)	6.95	(27)	6.10

Balance at December 31, 2008	266	5,774	$5.17	1,472	$6.02

Exercisable at December 31, 2008		3,437	$4.37	—	$—

The following table summarizes the nonvested shares under the Plans (in thousands, except for weighted-average grant date fair value):

	Incentive Stock Options		Restricted Stock
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at December 31, 2005	4,996	$2.89	—	$—
Granted	2,341	6.63	—	—
Vested	(1,544)	2.55	—	—
Forfeited	(133)	3.31	—	—

Balance at December 31, 2006	5,660	4.52	—	—
Granted	232	20.65	—	—
Vested	(1,373)	3.28	—	—
Forfeited	(98)	6.25	—	—

Balance at December 31, 2007	4,421	5.71	—	—
Granted	340	8.26	1,520	6.02
Vested	(2,189)	5.19	(32)	6.10
Forfeited	(235)	7.91	(16)	6.10

Balance at December 31, 2008	2,337	$6.36	1,472	$6.02

At December 31, 2008, the range of exercise prices on outstanding stock options was as follows:

	Number of	Remaining	Number of	Weighted-
	Options	Contractual Life	Options	Average
Range of Exercise Price	Outstanding	(Years)	Exercisable	Exercise Price
$0.10 – $2.38	242	5.01	242	$0.86
$2.82	1,590	6.05	1,032	2.82
$3.09 – $3.46	1,444	3.33	1,038	3.46
$4.50 – $6.10	254	4.29	112	5.43
$6.75	1,877	3.92	950	6.75
$9.76 – $27.20	367	4.95	63	20.17

	5,774	4.48	3,437	4.37

Aggregate intrinsic value (in thousands)	$368		$368

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
The application of the Company’s methodology for determining the fair value of the Company’s common stock at each issuance date during the twelve months prior to December 31, 2006 is discussed below:
•
On December 29, 2005, the Company sold 2,356,435 shares of Series E convertible preferred stock at $5.94 per share for net proceeds of $13.9 million. Using this information, the Company engaged an independent valuation firm, Baker Tilly to perform a valuation of its common shares based on this preferred stock transaction. The independent valuation report concluded that the common stock was valued at $4.99 per share as of December 29, 2005. This valuation was then used for the option grant made in January 2006.

•
In the second quarter of 2006, the Company’s Board of Directors determined that an updated independent valuation should be performed. The Company engaged the same independent valuation firm that completed the valuation for the January 2006 grants to perform a valuation of all classes of stock. The independent valuation firm, Baker Tilly issued a report dated May 16, 2006, which concluded that the Company’s common stock was valued at $5.35 per share as of March 31, 2006. This valuation was then used for the option grants made in May and July 2006.

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

Final
Purchase Price
Allocation
(In thousands)
Tangible assets	$883
Intangible assets	1,315

Total assets acquired	2,198
Liabilities	(980)

Net assets acquired	$1,218

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
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and did not include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In reaching this conclusion, our principal executive officer and principal financial officer noted that we failed to include in the Original 10-K a report by management on our internal control over financial reporting. We also had a material weakness in accounting for income taxes as described below. We have reviewed our disclosure controls and procedures to correct these deficiencies and expect to implement changes in the near term.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment and those criteria, management concluded that we did not maintain effective controls over the accounting for income taxes, including the accurate determination and reporting of our deferred income tax assets and liabilities and the related income tax provision. Specifically, we did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and related deferred income taxes. This control deficiency resulted in a material misstatement to the 2008 consolidated financial statements and could result in a future material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
In Amendment No. 1 on Form 10-K/A for the year ended December 31, 2008 (filed on April 1, 2009), management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008. In Amendment No. 2 on Form 10-K/A for the year ended December 31, 2008 (filed on May 12, 2009), management concluded that the material weakness described above existed as of December 31, 2008. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Grant Thornton LLP has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2008, which appears on page 64 of this Annual Report on Form 10-K.

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
3. Exhibits
The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report.

EXHIBIT INDEX

Exhibit
Number		Description

3.1	(9)	Amended and Restated Articles of Incorporation of the Company

3.2	(9)	Amended and Restated Bylaws of the Company

4.1	(2)	Form of the Company’s Common Stock Certificate

10.1	(1)	Lease Agreement, dated January 26, 2005, between the Company and Old Sauk Trails Park Limited Partnership

10.2	(1)	Lease Agreement, dated October 28, 2005, between the Company and Adelphia, LLC

10.3	(1)+	Incentive Stock Option Plan, as amended, and forms of option agreements thereunder

10.4	(1)+	2000 Stock Option Plan, as amended, and forms of option agreements thereunder

10.5	(1)+	2002 Stock Option Plan, as amended, and forms of option agreements thereunder

10.6	(1)	Standard Terms and Conditions of Sale

10.7	(1)	International Standard Terms and Conditions of Sale

10.8	(1)	Tomo Lifecycle Care and Partnership Terms and Conditions

10.9	(1)†	Logistics Services Agreement, dated September 7, 2005, between the Company and Kuehne+ Nagel, Inc.

10.10	(2)†	Development and OEM Supply Agreement, dated January 27, 2003, between the Company and Analogic Corporation

10.11	(2)+	2007 Equity Incentive Plan

10.12	(2)+	2007 Employee Stock Purchase Plan

10.13	(2)	Form of Noncompetition Agreement

10.14	(2)	Form of Assignment of Inventions Agreement

10.15	(2)	Form of Confidentiality Agreement

10.16	(3)†	License Agreement 98-0228, dated February 22, 1999, between the Company and Wisconsin Alumni Research Foundation

10.17	(4)+	Deferred Compensation Plan

10.18	(5)†	Amendment to License Agreement 98-0228, dated April 16, 2007, between the Company and Wisconsin Alumni Research Foundation

10.19	(6)	Stock Purchase Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors

10.20	(6)	Shareholder Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors

10.21	(6)	Investors’ Rights Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors

10.22	(6)†	Limited Exclusive License Agreement, dated February 23, 2007, between the Company and Regents of the University of California

10.23	(6)†	Amendment One to Limited Exclusive License Agreement, dated April 8, 2008, between the Company and Lawrence Livermore National Security, LLC

10.24	(6)†	Limited Exclusive Sublicense Agreement, dated April 25, 2008, between the Company and Compact Particle Acceleration Corporation

10.25	(7)†	Supply Agreement, dated June 25, 2008, between the Company and Hitachi Medical Corporation

Exhibit
Number		Description

10.26	(8)†	Equity Interest Transfer Agreement, dated September 11, 2008, among the Company, Sichuan Nanguang Vacuum Technology Incorporated Ltd., and Yao Chongguo

10.27	(9)	Form of Indemnification Agreement for Directors, Executive Officers, and Controller

10.28	(9)+	Employment Agreement, dated November 5, 2008, between the Company and Frederick A. Robertson

10.29	(9)+	Employment Agreement, dated November 5, 2008, between the Company and Stephen C. Hathaway

10.30	(9)+	Employment Agreement, dated November 5, 2008, between the Company and Steven G. Books

10.31	(9)+	Employment Agreement, dated November 5, 2008, between the Company and Paul J. Reckwerdt

10.32	(10)+	Amendment to Noncompetition Agreement, dated December 16, 2008, between the Company and Paul J. Reckwerdt

10.33	(11)†	Amendment to License Agreement 98-0228, dated December 23, 2008, between the Company and Wisconsin Alumni Research Foundation

10.34	(11)†	Long-term Purchase Agreement, dated December 22, 2008, among the Company, e2v, Inc. and e2v Technologies (UK) Limited

10.35	(12)†	Manufacture and Supply Agreement, dated January 13, 2009 and effective October 8, 2008, between the Company and Siemens AG Healthcare Sector, Components & Vacuum Technology

10.37	(13)+	Employment Agreement dated November 5, 2008 between the Company and Brenda S. Furlow

10.38	(13)†	Loan Agreement dated December 1, 2007 between the Company and M&I Marshall & Ilsley Bank

10.39	(13)†	Promissory Note dated December 1, 2008 by the Company in favor of M&I Marshall & Ilsley Bank

10.40	(13)+	First Amendment to Employment Agreement dated March 12, 2009 between the Company and Stephen C. Hathaway

23.1	*	Consent of Grant Thornton LLP, independent registered public accounting firm

23.2	*	Consent of Baker Tilly Valuation, LLC

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007 (File No. 333-140600).

(2)	Previously filed as an exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007 (File No. 333-140600).

(3)	Previously filed as an exhibit to Amendment No. 3 to the Company’s registration statement on Form S-1 filed with the SEC on April 19, 2007 (File No. 333-140600).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 3 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 14, 2010	TomoTherapy Incorporated
	By:	/s/ Frederick A. Robertson
Frederick A. Robertson, M.D.
Chief Executive Officer and President
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brenda S. Furlow his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his or her substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below on January 14, 2010, by the following persons in the capacities indicated.

Name	Position
/s/ Frederick A. Robertson, M.D. Frederick A. Robertson, M.D.	Chief Executive Officer, President and Director (principal executive officer)

/s/ Thomas E. Powell Thomas E. Powell	Chief Financial Officer and Treasurer (principal financial and accounting officer)

* T. Rockwell Mackie, Ph.D.	Director

* John J. Greisch	Director

* Sam R. Leno	Director

* H. Jonathan McCloskey	Director

* John J. McDonough	Director

* Cary J. Nolan	Director

* Carlos A. Perez, M.D.	Director

* Roy T. Tanaka	Director

* Frances S. Taylor	Director

*By:	/s/ Brenda S. Furlow Attorney-in-Fact, pursuant to the power of attorney filed as part of the Original 10-K

EXHIBIT INDEX

Exhibit
Number		Description

3.1	(9)	Amended and Restated Articles of Incorporation of the Company

3.2	(9)	Amended and Restated Bylaws of the Company

4.1	(2)	Form of the Company’s Common Stock Certificate

10.1	(1)	Lease Agreement, dated January 26, 2005, between the Company and Old Sauk Trails Park Limited Partnership

10.2	(1)	Lease Agreement, dated October 28, 2005, between the Company and Adelphia, LLC

10.3	(1)+	Incentive Stock Option Plan, as amended, and forms of option agreements thereunder

10.4	(1)+	2000 Stock Option Plan, as amended, and forms of option agreements thereunder

10.5	(1)+	2002 Stock Option Plan, as amended, and forms of option agreements thereunder

10.6	(1)	Standard Terms and Conditions of Sale

10.7	(1)	International Standard Terms and Conditions of Sale

10.8	(1)	Tomo Lifecycle Care and Partnership Terms and Conditions

10.9	(1)†	Logistics Services Agreement, dated September 7, 2005, between the Company and Kuehne+ Nagel, Inc.

10.10	(2)†	Development and OEM Supply Agreement, dated January 27, 2003, between the Company and Analogic Corporation

10.11	(2)+	2007 Equity Incentive Plan

10.12	(2)+	2007 Employee Stock Purchase Plan

10.13	(2)	Form of Noncompetition Agreement

10.14	(2)	Form of Assignment of Inventions Agreement

10.15	(2)	Form of Confidentiality Agreement

10.16	(3)†	License Agreement 98-0228, dated February 22, 1999, between the Company and Wisconsin Alumni Research Foundation

10.17	(4)+	Deferred Compensation Plan

10.18	(5)†	Amendment to License Agreement 98-0228, dated April 16, 2007, between the Company and Wisconsin Alumni Research Foundation

10.19	(6)	Stock Purchase Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors

10.20	(6)	Shareholder Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors

10.21	(6)	Investors’ Rights Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors

10.22	(6)†	Limited Exclusive License Agreement, dated February 23, 2007, between the Company and Regents of the University of California

10.23	(6)†	Amendment One to Limited Exclusive License Agreement, dated April 8, 2008, between the Company and Lawrence Livermore National Security, LLC

10.24	(6)†	Limited Exclusive Sublicense Agreement, dated April 25, 2008, between the Company and Compact Particle Acceleration Corporation

10.25	(7)†	Supply Agreement, dated June 25, 2008, between the Company and Hitachi Medical Corporation

Exhibit
Number		Description

10.26	(8)†	Equity Interest Transfer Agreement, dated September 11, 2008, among the Company, Sichuan Nanguang Vacuum Technology Incorporated Ltd., and Yao Chongguo

10.27	(9)	Form of Indemnification Agreement for Directors, Executive Officers, and Controller

10.28	(9)+	Employment Agreement, dated November 5, 2008, between the Company and Frederick A. Robertson

10.29	(9)+	Employment Agreement, dated November 5, 2008, between the Company and Stephen C. Hathaway

10.30	(9)+	Employment Agreement, dated November 5, 2008, between the Company and Steven G. Books

10.31	(9)+	Employment Agreement, dated November 5, 2008, between the Company and Paul J. Reckwerdt

10.32	(10)+	Amendment to Noncompetition Agreement, dated December 16, 2008, between the Company and Paul J. Reckwerdt

10.33	(11)†	Amendment to License Agreement 98-0228, dated December 23, 2008, between the Company and Wisconsin Alumni Research Foundation

10.34	(11)†	Long-term Purchase Agreement, dated December 22, 2008, among the Company, e2v, Inc. and e2v Technologies (UK) Limited

10.35	(12)†	Manufacture and Supply Agreement, dated January 13, 2009 and effective October 8, 2008, between the Company and Siemens AG Healthcare Sector, Components & Vacuum Technology

10.37	(13)+	Employment Agreement dated November 5, 2008 between the Company and Brenda S. Furlow

10.38	(13)†	Loan Agreement dated December 1, 2007 between the Company and M&I Marshall & Ilsley Bank

10.39	(13)†	Promissory Note dated December 1, 2008 by the Company in favor of M&I Marshall & Ilsley Bank

10.40	(13)+	First Amendment to Employment Agreement dated March 12, 2009 between the Company and Stephen C. Hathaway

23.1	*	Consent of Grant Thornton LLP, independent registered public accounting firm

23.2	*	Consent of Baker Tilly Valuation, LLC

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007 (File No. 333-140600).

(2)	Previously filed as an exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007 (File No. 333-140600).

(3)	Previously filed as an exhibit to Amendment No. 3 to the Company’s registration statement on Form S-1 filed with the SEC on April 19, 2007 (File No. 333-140600).

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