Form 10-K
period 2009-12-31
TomoTherapy Inc
filed 2010-03-11
CIK 1317872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33452
TomoTherapy Incorporated
(Exact name of Registrant as specified in its charter)

Wisconsin	39-1914727
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1240 Deming Way, Madison, Wisconsin (Address of principal executive offices)	53717 (Zip Code)

(608) 824-2800 (Registrant’s telephone number, including area code)	www.tomotherapy.com (Registrant’s internet address)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock	NASDAQ Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of TomoTherapy common stock held by non-affiliates of TomoTherapy, based upon the closing price of a share of the registrant’s common stock on June 30, 2009 as reported by the NASDAQ Global Select Market on that date, was $131,060,850. The number of shares of TomoTherapy common stock outstanding as of February 26, 2010 was 54,091,635.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s definitive proxy statement for its 2010 annual meeting of shareholders is incorporated by reference into Part III of this Annual Report on Form 10-K.

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

General

We, TomoTherapy Incorporated, are a Wisconsin corporation that, together with its affiliates, develops, manufactures, markets and sells advanced radiation therapy solutions to treat a wide range of cancer types. We were originally incorporated in 1997, and sold our first clinical product, the Hi Art treatment system, in 2003. In May 2007, we became a publicly traded company. The Company’s stock is traded on the NASDAQ Global Select Market under the symbol TOMO. We market our products to hospitals and cancer treatment centers in North America, Europe, the Middle East and Asia-Pacific, and offer customer support services in each region directly or through third-party distributors.

Overview

The treatment systems in our TomoTherapy platform operate on a ring gantry and combine integrated CT imaging with conformal radiation therapy to deliver sophisticated radiation treatments with speed and precision while reducing radiation exposure to surrounding healthy tissue. Our TomoTherapy treatment systems include the flagship Hi Art treatment system, which has been used since 2003 to deliver CT-guided, helical, intensity-modulated radiation therapy (IMRT) treatment fractions; the TomoHD treatment system, which includes both our TomoHelical and TomoDirect treatment modalities to enable cancer centers to treat a broader patient population with a single device, which was announced in October 2009 and is targeted for shipment in the second half of 2010; and the TomoMobile relocatable radiation therapy solution, which consists of a standard TomoTherapy treatment system housed in a movable coach that replicates the environment of a conventional treatment vault and is designed to improve access and availability of state-of-the-art cancer care, and which was first shipped in late 2009.

Our TomoTherapy treatment systems contain a linear accelerator, which is a device that generates external beam radiation that is used both to capture images that accurately depict the size, shape, location and density of the tumor, which we refer to as quantitative images, and to deliver therapeutic radiation to selected targets in a helical, or spiral, delivery pattern 360 degrees around the body. The linear accelerator rotates on a rigid circular frame, or ring gantry, that is housed in a protective cover. This integrated design contrasts with traditional radiation therapy systems, which utilize a single, rotating arm referred to as a “C-arm” that are designed to deliver radiation from only a limited number of angles. Generating CT images with traditional C-arm systems typically requires the addition of auxiliary devices that generally lack the quantitative imaging capabilities necessary to accurately image the location, size, shape and density of tumors and internal anatomy. The helical delivery pattern and imaging capabilities of the systems in the TomoTherapy platform, combined with advanced treatment planning software and the ability to precisely shape the beam delivering radiation, allow clinicians to locate and define the size, shape and density of tumors, deliver radiation to diseased tissue, minimize radiation delivered to healthy tissue and evaluate the radiation dose received by the patient.

The combination of technologies in the TomoTherapy platform allows clinicians to make modifications to a patient’s cancer treatment plan as changes in the location, size, shape and density of tumors or in the patient’s internal anatomy are detected over the course of treatment. To deliver radiation therapy, our TomoTherapy treatment systems first determine a patient’s treatment plan by calculating the radiation dose pattern that increases the radiation dose to the tumor and reduces exposure to healthy tissue. A quantitative CT image of the treatment area is taken to identify the location, size, shape and density of the tumor and is used to properly position the patient relative to the treatment beam. The planned radiation dose is delivered using a proprietary component called a multi-leaf collimator, or MLC, that consists of a series of tungsten leaves that open and close to modulate the shape of radiation beams produced by the linear accelerator as the patient passes horizontally through the ring gantry. The data acquired for the accurate positioning of the patient can also be used to compute the dose received by the patient. Data regarding the dose distribution is used by the clinician to evaluate and, if necessary, adjust the treatment plan in subsequent treatment sessions to address changes in patient anatomy, such as tumor shrinkage or displacement due to weight loss, as well as any previous errors accumulated in treatment delivery and planning. We believe that the process of making iterative adjustments to a patient’s treatment plan, referred to as adaptive radiation therapy, should become a standard technique for the treatment of most cancer patients receiving radiation therapy. Our TomoTherapy treatment systems have the ability to provide daily, quantitative imaging, as well as the ability to incorporate adaptive radiation therapy easily and efficiently into the regular clinical workflow of clinicians. This ability distinguishes our systems from other radiation therapy systems.

Although our revenue growth slowed in the last several years, in part because of global economic conditions, as of December 31, 2009, we had sold and installed over 275 Hi Art systems worldwide since commercial introduction of the product in 2003. As of December 31, 2009, we had a backlog of $136 million, the majority of which we expect to convert to revenue within 2010. As of December 31, 2008, we had a backlog of $176 million. Information relating to our revenues from external customers, a measure of profit or loss and total assets for the last three fiscal years are set forth below in our consolidated financial statements and related notes.

Recent Developments

In 2009, we entered into several long-term supply agreements for key components of the Hi Art system in an effort to assure continued supply and reduce costs. On January 16, 2009, we entered into a new supply agreement with Siemens AG for the manufacture, purchase and sale of linear accelerators and related components. On April 24, 2009, the Company entered into a supply agreement with e2v Inc. and e2v Technologies (UK) Limited for the manufacture, purchase, and sale of magnetrons. We also have a supply agreement with e2v for solid state modulators, modulator accessories and magnetron accessories. The Company previously purchased magnetrons from e2v through purchase orders.

In the fall of 2009, we launched the TomoMobile relocatable treatment system, which consists of a standard TomoTherapy radiation therapy system housed in a movable coach that replicates the environment of a conventional treatment vault. We are able to offer a mobile solution more easily than our competitors because of our smaller sized ring gantry and the additional integrated radiation shielding of our radiation therapy systems. The integrated mobile unit enables TomoTherapy customers to begin treating patients during construction of a new facility, in advance of system installation, to alleviate temporary backlogs or for a permanent placement in centers that are unable to expand their facilities. In the fall of 2009, we also announced the launch of the TomoHD treatment system, which combines technologies previously available only as options for the Hi Art system, such as the TomoDirect delivery mode and the TQA productivity tool application, with new technologies and enhancements such as oncology information system connectivity, a streamlined design to accommodate even smaller bunkers than are currently recommended for the Hi Art treatment system and more robust computing power, which facilitates simultaneous optimization of multiple treatment plans at twice the speed of the Hi Art treatment system’s standard configuration.

Market Overview

Despite significant improvements in cancer diagnosis and treatment, cancer rates continue to increase globally. According to the World Cancer Report issued by the International Agency for Research on Cancer in the World Health Organization, annual cancer rates around the world are projected to increase by over 50% to 26 million new cases in the year 2030, primarily as a result of growth and aging of populations in both developed and developing countries. In the U.S. alone, data from the National Cancer Institute’s Surveillance, Epidemiology, and End Results program indicates that the number of cancers diagnosed annually could double in the United States to 2.6 million by 2050.

The three primary methods of treating cancer are radiation therapy, chemotherapy and surgery, each of which can be used alone or in combination, depending on the type of cancer being treated. Radiation therapy is a proven, effective and widely accepted form of treatment for many types of cancer. The National Cancer Institute estimated that, as of 2008, nearly 50% of cancer patients in the United States were treated using radiation therapy. Likewise, the October 2008 Radiation Therapy Equipment Report by Global Industry Analysts, Inc. notes that in developed countries, approximately 52% of cancer patients are treated at least once using radiation therapy, and approximately 25% receive a second round of treatment.

Currently, the most common type of radiation therapy is external beam radiation therapy, in which patients are treated with high-energy radiation generated by medical equipment external to the patient. According to the IMV 2007 Radiation Oncology Market Summary Report, in 2007 over 80% of patients treated with radiation therapy in the United States received external beam radiation generated by a device called a linear accelerator. Linear accelerators have been widely used for radiation therapy for over 30 years. Linear accelerators represent the largest product segment within the global radiation therapy equipment market which, according to the October 2008 Radiation Therapy Equipment Report by Global Industry Analysts, Inc., totaled an estimated $2.5 billion in 2008.

While radiation therapy is widely available in the United States and Western Europe, many developing countries currently do not have a sufficient number of linear accelerators to adequately treat their domestic cancer patient populations. According to Global Industry Analysts, the World Health Organization (WHO) recommends that there be at least four linear accelerators for every one million people. Yet, it is estimated that there are approximately 13 linear accelerators per million people in the United States compared to less than one linear accelerator per million people in developing countries such as India or China. Consequently, the WHO estimates the shortfall in radiation therapy systems for developing countries is estimated to be about 5,000 systems. We believe that increasing demand for advanced medical treatments in many international markets and growth in cancer cases worldwide and improvements in the sophistication of radiation therapy techniques will continue to drive demand for more advanced linear accelerators in the coming years.

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

Recent advances in radiation therapy technologies have focused clinicians on further improving the ability to target the radiation dose more precisely at cancer cells while minimizing the exposure of healthy tissue. These advances include the following:

•	Intensity modulated radiation therapy. Intensity modulated radiation therapy, or IMRT, involves varying, or modulating, the radiation beam intensity across the treatment area. This technique attempts to conform the high dose region of the radiation beam more closely with the shape of the tumor, enabling the delivery of higher doses of radiation to tumors with a reduced impact on surrounding healthy tissue. Using IMRT, medical professionals can design a more customized treatment plan for each patient.

•	Image guided radiation therapy. Image guided radiation therapy, or IGRT, involves delivering radiation guided by images of the treatment area taken shortly before treatment using CT, x-ray, ultrasound or other imaging technologies. By combining imaging with radiation treatment, clinicians can adjust the patient’s position relative to the radiation source prior to each treatment to target the tumor more precisely. However, the precision and effectiveness of IGRT depends largely on the quality of the images and the degree to which the radiation delivery system is integrated with the images. Compared to traditional IMRT without image guidance, accurate image guidance enables clinicians to improve patient outcomes by concentrating higher doses of radiation at tumors and further reducing the exposure of healthy tissue to radiation.

•	Adaptive radiation therapy. Adaptive radiation therapy involves adjusting a patient’s radiation therapy plan between fractions to account for changes in the patient’s anatomy, the amount and location of the radiation received by the patient, and the size, shape and location of the tumor. While there is no widely accepted definition of adaptive radiation therapy, it has been characterized to include as little as an adjustment to the physical position of the patient relative to the radiation source prior to treatment, as occurs during IGRT, rather than adjustment to the treatment plan. We believe that adaptive radiation therapy requires frequent adjustments to the treatment plan facilitated by both the regular acquisition of updated quantitative images showing the location, size, shape and density of the tumor, as well as verification of the actual radiation dose received by the patient throughout the entire course of treatment.

•	Dose escalation. Higher doses of radiation have been shown to yield greater local control of the tumor. The advent of innovative technological features in radiation therapy treatment planning and delivery has allowed the clinical use of dose escalation, increasing the radiation dose administered to tumors in the patient, which has resulted in improved local tumor control and, in some cases, improved patient survival. Hypofractionation is an evolving radiation therapy technique that involves reducing the number of fractions and delivering larger doses of radiation per fraction. The benefits of hypofractionation include patient convenience due to fewer visits and more efficient use of radiation therapy systems. Stereotactic radiation therapy and stereotactic radiosurgery procedures, in which treatment is provided in one to five sessions, are extreme examples of hypofractionation. Hypofractionation has been used to date to treat only a limited number of tumor types. These tumors are generally small and are located in a few specific, sensitive regions of the body, such as the head and neck, spinal cord, lung and prostrate, where the very high intensity radiation involved in dose escalation increases the need for a radiation delivery system that is capable of locating tumors and delivering radiation with high precision.

•	Advanced delivery. Ultimately, clinicians are seeking an advanced treatment delivery system that includes image-guided IMRT with advanced plan adaptation capabilities that can deliver treatments more effectively and efficiently than possible in conventional systems available today. From the patients’ standpoint, shorter treatment times can mean greater comfort since treatments often involve the patient being immobilized on a rigid treatment couch. Shorter treatment sessions decrease waiting times and, since treatments are delivered in fractions over the course of many days, can mean fewer disruptions to a patient’s daily routine. From the clinicians’ standpoint, shorter treatment times can lessen the chance of a tumor moving during treatment and can increase the number of patients treated per day. Shorter treatment times and increased patient throughput means increased clinical capacity (which is a particular concern in countries with lower numbers of treatment machines per capita), helping to decrease the cost per treatment and opening greater access to advanced care for more patients. An advanced delivery system that is capable of dynamically modifying the shape of the beam and couch speed within a single treatment fraction will allow better tracking and treatment of targeted tumor volumes with greater overall efficiency.

Despite advances in radiation therapy techniques, most commercially available radiation therapy systems still present significant limitations that restrict clinicians’ ability to provide the most effective treatment possible. These limitations include:

•	Limited versatility and precision. The C-arm configuration of traditional radiation therapy systems has a limited range and speed of motion due to its size and mechanical structure. Most existing MLCs, which modulate or shape the radiation beams, also have mechanical limitations that reduce their beam-shaping ability and the speed at which they operate. These design elements limit the motion and dynamic range of IMRT intensities capable of being delivered by traditional radiation therapy systems and often make it impractical to deliver radiation from more than five to nine treatment angles during a typical treatment session. These limited treatment angles reduce the ability to deliver precisely targeted radiation that avoids healthy tissue. Such imprecision may prevent clinicians from treating tumors near sensitive anatomic structures, such as the eye or the spinal cord, or from re-treating patients in an area of the body that was previously exposed to radiation and may be unable to tolerate additional exposure.

•	Limited ability to provide frequent, quantitative images. Precise radiation therapy requires frequent images that accurately depict the size, shape, location and density of the tumor. Many traditional radiation therapy systems either do not incorporate CT imaging functionality or use imaging technologies that do not have the ability to generate quantitative images. Lacking this data, traditional radiation therapy systems measure the amount of radiation emitted by the device based on the system’s performance specifications. This calculation does not provide the clinician with data regarding the amount of radiation that was actually received by the patient or what tissue within the patient’s body received any particular amount of radiation. In addition, most radiation therapy systems have imaging subsystems that are not suited to use for daily imaging of the patient due to concerns about the additional radiation exposure. Since it is common for internal organs to shift and for the size of the tumor to change during the course of treatment, failure to obtain updated images and adapt the treatment plan throughout the course of treatment may result in a portion, or potentially all, of the radiation dose missing the tumor and instead being absorbed by healthy tissue.

•	Failure to integrate multiple functions. Many traditional radiation therapy systems were designed solely for the purpose of delivering radiation and therefore do not possess integrated imaging, treatment planning, dose verification or quality assurance capabilities necessary for more advanced treatment protocols. Some systems subsequently have been adapted to include certain elements of this functionality by incorporating modular add-on devices to legacy linear accelerator designs. These separate modular components can provide imaging, treatment planning, quality assurance procedures or post-treatment analysis functionality. However, this modular architectural approach can have safety and accuracy implications because the onus for checking proper data transmission and receipt often falls back to manual methods forced upon the user. This can mean a user reconfigures and recalibrates the system between patient imaging, treatment planning, radiation delivery and quality assurance. In addition to imposing manual intervention and safety concerns, this approach unfortunately can also mean more time is required to plan and deliver treatments, thus reducing patient throughput.

The TomoTherapy Solution

TomoTherapy’s treatment solutions are advanced, fully integrated and versatile radiation therapy systems for the treatment of a wide range of cancer types. We have designed the TomoTherapy treatment systems to offer clinicians and patients the following benefits:

•	More versatile treatment capabilities. The TomoTherapy treatment systems’ rigid ring gantry platform enables more precise and more efficient treatments by eliminating the need for the repeated adjustment and re-calibration steps necessitated by imaging and treating the patient on different systems and mechanically adjusting the C-arm to treat from different angles. The high-speed MLC is integrated with the linear accelerator and consists of 64 individual low leakage tungsten leaves that move across the beam in less than 20 milliseconds to either block or allow the passage of radiation, effectively shaping the beam as it is emitted. The shape of the treatment field is defined by the pattern of all of the highly modulated beamlets. The TomoTherapy treatment systems are capable of quickly delivering tens of thousands of beamlets. The combination of the ring gantry and the high-speed MLC allow treatment to be delivered continuously in a helical pattern 360 degrees around the patient’s body, allowing radiation delivery from all angles to improve radiation dose distributions for some of the most challenging cases (which we refer to as TomoHelical). Moreover, with our recent release of the TomoDirect product, we believe the TomoTherapy treatment systems gain new versatility to provide high quality, fixed angle beams for those cases suited to simple tangential beam radiation delivery. Versatility in delivery modes effectively means efficient coverage of a wide range of patient cases, while still maintaining high quality plans throughout. In addition, the TomoTherapy treatment systems enable an operator to provide image-guided IMRT or stereotactic treatments anywhere within a cylindrical volume of 80 centimeters (2.6 feet) in diameter and up to 160 centimeters (5.3 feet) long. This expansive treatment field allows large areas of the body to be treated in a single session and facilitates complex treatments, such as total bone irradiation, which specifically irradiates bone marrow, and the treatment of widely distant tumors. The TomoTherapy treatment systems’ precision and versatility offers clinicians an extensive range of treatment possibilities which, we believe, are beyond those offered by other commercially available radiation systems.

•	Daily, quantitative imaging for better identification of tumors, dose verification and treatment planning. The TomoTherapy treatment systems are the only commercially available radiation therapy system offering integrated quantitative CT imaging capabilities, which depict the density of tumors and healthy tissue more accurately than traditional radiation therapy systems. Our integrated mega-voltage computerized tomography, or MVCT, which we market as our CTrue imaging technology, uses a low-intensity, fan beam CT to collect quantitative images prior to each treatment. These images allow lung tissue, fat, muscle and bone to be clearly distinguished. In addition, because of the low radiation dose involved, the clinician can collect daily, quantitative images, which can be used to monitor changes in the patient’s internal anatomy and quickly adapt the plan if deemed clinically necessary. In addition to being prone to certain imaging artifacts, the higher doses of radiation associated with the typical cone beam imaging subsystems in many competing radiation delivery devices may lead clinicians to avoid daily imaging, making those imaging systems less useful for identifying subtle changes to the tumor or internal patient anatomy. We believe that daily, quantitative, relatively low dose images are essential to optimizing patient treatment by enabling clinicians to adapt the treatment plan in response to anatomical changes.

•	Integrated treatment system for more precise radiation delivery. We believe that the integration of our CTrue imaging technology, treatment planning and helical delivery mode of radiation beams enables highly precise radiation delivery. Our planned adaptive software allows clinicians to establish at the time of treatment the precise contours of a tumor and any sensitive structures at risk. The TomoTherapy treatment systems use a highly efficient dose computation algorithm to ensure that the radiation beam conforms to the patient’s tumor and avoids sensitive structures, providing a highly-targeted dose distribution. These features significantly benefit patients by increasing the radiation delivered to cancerous tissues while reducing damage to nearby healthy tissues. In addition, because the TomoTherapy treatment systems can precisely deliver a high dose of targeted radiation, we believe that our systems reduce the temporary side effects and permanent damage to healthy tissue associated with traditional radiation therapy systems. This capability allows clinicians to accelerate the treatment regimen by increasing the radiation dose delivered to tumor cells in fewer fractions.

•	Efficient clinical workflow for IGRT and adaptive radiation therapy. The TomoTherapy treatment systems integrate into a single system all of the key elements for radiation therapy, including treatment planning, CT image-guided patient positioning, treatment delivery, quality assurance and adaptive planning. The imaging and treatment planning capabilities of many traditional systems are more modular or require cumbersome add-ons or separate treatment planning systems that result in clinicians taking more steps between scanning, planning and treatment of patients, and may reduce the precision and safety of treatment. Conversely, the integrated imaging and treatment features of the TomoTherapy treatment systems allow clinicians to scan, plan and treat cancer patients easily and efficiently. This capability enables healthcare providers to increase patient throughput for sophisticated IGRT and adaptive radiation therapy procedures using the

TomoTherapy treatment systems. Daily images can be easily accessed remotely, via our TomoPortal web-enabled interface, to verify patient positioning and collaboratively define patient treatment strategies. Taking advantage of this integration capability, our StatRT software allows the full radiation therapy process — CT scanning, treatment planning and treatment delivery — to be completed much more rapidly than when using other less-integrated systems. The software is currently used primarily to enhance the quality of care for palliative and other time-critical cancer cases by allowing patients to be treated immediately. This software option is not available for other systems which lack full integration, where scanning and treatment planning are usually completed a full day or more prior to delivery of treatment.

•	Low barriers to installation and implementation. All external beam radiation systems must be housed in rooms which have special radiation shielding to capture any radiation not absorbed by the patient. The TomoTherapy treatment systems’ size and self-contained design allow customers to retrofit it into existing treatment rooms previously used for legacy radiation therapy systems and avoid, or reduce, the significant construction costs that can be associated with building new, larger treatment rooms, which are often required to install many other radiation therapy systems. With both imaging and radiation delivery capabilities in its ring gantry, the TomoTherapy treatment system requires less space than other linear accelerator systems, which use large moving arms to position the linear accelerator or incorporate adjacent imaging equipment used for treatment planning. In addition, because the TomoTherapy treatment system has an integrated radiation beam stop, which captures radiation that passes through the patient, it requires less radiation shielding in treatment room walls as compared to the shielding required by a traditional system. We also preassemble, test and commission each TomoTherapy treatment system at our manufacturing facility, and ship the system almost fully assembled. This assembly process typically allows radiation “beam on” within four days and first patient treatments to begin within 30 to 45 days after delivery.

•	Platform for further technological advancements in adaptive radiation therapy. We believe that the TomoTherapy treatment systems are the only commercially available treatment devices that enable truly adaptive radiation therapy because of their unique ability to provide daily, quantitative images, high speed delivery of radiation from fixed beam angles or helically from 360 degrees around the body and real-time verification of the dose received by the patient. We believe that the combination of these design features and our integrated treatment planning and optimization software will allow us to continue to enhance the TomoTherapy treatment systems’ adaptive capabilities to a point where clinicians will routinely and easily adjust a patient’s treatment as needed, thereby remaining true to the intent of the original treatment plan.

Our Strategy

Our goal is to become a leading provider of radiation therapy systems and the technology of choice for radiation therapy providers around the world. We are pursuing the following strategies to achieve this goal:

•	Expand penetration into both currently served markets and the largely unserved, single linear accelerator facility market. We initially sold the Hi Art system primarily to customers who had multiple radiation treatment systems at a site. The clinicians at these customer sites have typically treated their most complex and difficult cases on the Hi Art system, while treating less complex cases using traditional radiation therapy systems that treat with a fixed beam angle delivery. In order to expand our installed base, we intend to continue to position both the Hi Art system and our fully featured TomoHD treatment system as the most advanced radiation therapy systems for treating a wide range of cancer types effectively, efficiently and safely. With the addition of TomoDirect software, which will be standard on the TomoHD treatment system and optional on the Hi Art treatment system, we believe we are able to compete more effectively with the traditional radiation therapy systems by providing a high quality fixed beam angle delivery mode for simpler cases. This versatility in treatment modality will, we believe, allow clinics to more effectively balance dose delivery and patient case complexity and, thus, result in increased demand for TomoTherapy treatment systems at sites with multiple radiation treatment systems. In addition, we believe this expanded versatility will make the TomoTherapy treatment system more attractive for clinics and other sites with only one radiation therapy system. Facilities with only one linear accelerator must have the capacity to efficiently and effectively treat any patient, regardless of clinical complexity. According to the 2007 Radiation Oncology Market Summary Report published by IMV in August of 2008, 55% of all radiation oncology sites located in the United States own only one linear accelerator. We believe the expanded versatility offered by the combination of TomoDirect and TomoHelical treatment modes available in our TomoTherapy treatment systems will help us to more effectively penetrate this large and important market. In addition, our TomoMobile relocatable radiation therapy system enables technology upgrades at single and dual linear accelerator sites without losing patient referrals, and also allows a customer to market-test new radiation therapy centers with minimal facilities investments. TomoTherapy remains committed to introducing our treatment systems to a broader array of targeted market segments while also reducing technology adoption barriers.

•	Expand our worldwide sales presence. Our early sales and marketing efforts were primarily focused on North America. As of December 31, 2009, 65% of our installed systems were in North America. We have established both direct and indirect sales capabilities in Western and Eastern Europe, Asia-Pacific, and the Middle East. We intend to continue to invest selectively in direct and indirect sales and marketing capabilities in international markets. Our most recent geographic expansion was the addition of a new distributor in Australia and New Zealand, which we added in December 2009. In particular, we plan to focus on enhancing our capabilities in our current markets and on expanding our sales capabilities in other select countries in Eastern Europe and Latin America.

•	Increase our service profitability and enhance our customer support capabilities. We provide extensive customer support beginning with a site-planning and installation team and continuing through training, product technical support, access to physicist support that is unique among our competitors, field service engineering for remedial repairs and value-added preventive maintenance services. In the past several years, however, our operating margins have been adversely impacted by our investments in our global service and support infrastructure to support single installation market centers, as well as the high failure rates of certain components. In order to improve our service profitability, we are continuing to decrease our reliance on single-source suppliers of key components enabling us to negotiate better prices with a wider range of suppliers and to improve component reliability. We are also seeking to increase our profitability by focusing our sales efforts to develop concentrations of placements in new and existing geographic markets, thereby facilitating scalable efficiencies of our existing service employees and regional storage locations for service spare parts. We believe this improved asset utilization will position us to reduce the service infrastructure costs normally associated with increased global sales volumes. In addition, we are taking a number of important steps to provide more efficient and cost-effective service, including developing remote diagnostics, proactive system monitoring and service restoration capabilities so that we may perform these functions without dispatching a local engineer. We continue to outsource certain functions that are not core competencies, and cross train our field engineers with our installation support personnel, as well as implement regional training programs to augment and refine our customer service.

•	Enhance the TomoTherapy treatment systems’ capabilities and diversify our product portfolio through ongoing research and development initiatives. In order to increase patient throughput and increase our customers’ return on their investment, our research and development initiatives are focused on more fully automating the integrated treatment optimization and adaptive therapy processes, thereby decreasing the time necessary for clinicians to develop and adapt treatment plans. For example, we recently began installing our new TomoDirect software, which we believe will enable us to compete more effectively with the traditional radiation therapy systems by providing a high quality fixed beam angle delivery mode for simpler, routine cases. We recently announced the launch of our TomoHD treatment system, which will include both the helical and fixed beam treatment modalities, along with a variety of other standard features and functional enhancements. We are currently engaged in initiatives to accommodate real-time patient movements during treatment, as well as real-time adaptive software and dose verification software. We believe that these developments will further improve the quality of treatment offered by the TomoTherapy treatment systems and increase patient throughput. In addition, we believe that our work in remote and automatic quality assurance should reduce the amount of time and resources needed to perform routine system verification and maintenance.

•	Increase our commercial opportunities and growth through investments in or collaboration with third parties. We believe that we can increase our commercial opportunities through a combination of investments in and collaborations with third parties. We seek to identify opportunities to collaborate in the development of new technologies that leverage our existing operational infrastructure and distribution, provide our customers with improved or additional workflow capabilities or expand our growth opportunities into new markets. For example, in April 2008, we formed Compact Particle Acceleration Corporation to focus on the development of a compact, lower-cost, intensity modulated proton therapy system. We also will continue to evaluate opportunities to vertically integrate through investment in suppliers of key components.

Marketing and Sales

Our sales and marketing activities are focused on selling the TomoTherapy treatment systems to university research centers, community hospitals, private and governmental institutions and cancer care centers worldwide. These facilities routinely replace cancer treatment equipment at the end of the equipment’s life and upgrade or expand their treatment capabilities.

We divide the global market into three regions: North America, Europe (including the Middle East) and Asia-Pacific. Providing revenue information by individual country is impracticable. As an alternative, the following table indicates our revenue by geographic region in each of the last three fiscal years (in thousands):

	Years Ended December 31,
	2009		2008		2007

North America(1)	$90,057	54.9%	$135,977	66.5%	$129,493	55.6%
Europe and Middle East	35,448	21.6	49,588	24.2	61,337	26.4
Asia-Pacific	38,526	23.5	19,024	9.3	41,980	18.0

	$164,031	100.0%	$204,589	100.0%	$232,810	100.0%

(1)	North America contains revenue from the United States of $82.0 million, $134.7 million and $121.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

In North America, we market and sell our products through an experienced team of direct sales personnel in the United States and Canada, while in Mexico our products are currently marketed and sold through a third-party distributor. In Europe and the Middle East, we market and sell our products through the coordinated efforts of a direct sales and marketing team and, in some countries, through third-party sales agents or distributors. The Asia-Pacific countries are all served by distributors, with marketing and sales support from our U.S. headquarters in Madison, Wisconsin.

Under our standard sales agent agreement, third-party sales agents identify potential end customers and assist our sales and marketing personnel with promotion and sales of our products. Under our standard distribution agreement, we appoint an exclusive distributor for a specific country. These distributors generally provide the full range of service and sales capabilities, although we may provide installation and service support for certain distributors. With both agents and distributors, we agree each year to annual sales targets and are entitled to terminate the agreement if the distributor or agent fails to meet these sales targets. We have developed a certification procedure to help ensure that the full service distributors can fulfill their obligations. Upon completion of this certification, the distributor is deemed by us to be qualified and our personnel are no longer involved in the installation or servicing of the systems.

Sales outside of the United States represented almost half of our revenues in the year ended December 31, 2009. Relying on sales to customers in other countries exposes us to additional risks, as described more fully in the Risk Factor below entitled “A significant percentage of our sales are outside of North America, and economic, political and other risks associated with international sales and operations could adversely affect our sales or make them less predictable”.

Customer Service and Support

Service and support are key components of our marketing strategy. We believe that the availability and responsiveness of our highly-trained service organization has played an important role in increasing the market penetration of the TomoTherapy treatment systems. Our service team first has contact with a customer during the initial phases of site planning and continues to be available throughout the lifecycle of the system. Service revenue comprises a growing portion of our total revenue as our customers enter into service contracts upon expiration of the standard warranty. Since our inception, over 99% of our direct customers whose warranties have expired have chosen to enter into service contracts with us.

Site planning and installation.  We offer site planning services to all of our customers. Each installation is assigned a dedicated project manager and installation team with local design experts. The team assists customers in retrofitting existing bunkers or in the construction of new bunkers. The team dedicated to the installation of a unit oversees each project from start to finish, ensuring that the TomoTherapy treatment system functions according to specifications and meets the customer’s expectations. We thoroughly test each TomoTherapy treatment system prior to releasing it from our manufacturing facility to ensure that the system is fully operational. As a result, installations typically require only approximately 30 to 45 days from the time the system is delivered on site until the system is ready for treatment of the first patient.

Training.  We offer comprehensive training for physicists, dosimetrists and therapists. Courses include technical, physics and application training. Initial training is included in the base system price of a TomoTherapy treatment system and typically requires three weeks to complete. This training is conducted at both the customer’s site and our facilities in Madison, Wisconsin. Ongoing training related to system upgrades is available at both our North American Customer Training Center in Madison, Wisconsin and our European Customer Training Center in Antwerp, Belgium. We offer technical training courses to our and our distributors’ field service engineers, and to those customers participating in certain of our post-warranty service contracts.

Standard warranty and support services.  We provide a standard warranty on each of our systems for parts and labor for a period of one year for the Hi Art treatment system and eighteen months for the Tomo HD treatment system. We have a service operations team, which includes logistics, field service, call centers, back office operations, installation and site planning, and, as of December 31, 2009, we maintained 20 regional spare parts depots to facilitate rapid response to requests for parts or service. A third-party logistics supplier, Kuehne + Nagel, stores almost our entire spare parts inventory in regional spare parts depots and performs a significant portion of our logistics and shipping activities in connection with our customer support. The majority of our field service engineers are TomoTherapy employees, but in countries where we have distribution relationships, field service engineers are typically employees of our distributors. To support our field service engineers we maintain two call centers, which our customers can access from anywhere in the world. Our call centers operate 24 hours a day, seven days a week, and are staffed with trained technical personnel, including physicists. We provide additional procedural support to customers through our technical experts in the United States, Europe and Asia-Pacific. We also have key logistics and training operations in Madison, Wisconsin and Brussels and Antwerp, Belgium. Our call centers and procedural support services aim to work together to serve our customers on an integrated basis.

Tomo Lifecycle Care.  In addition to our standard warranties, we also offer a range of Tomo Lifecycle Care, or TLC, post-warranty equipment service agreements that permit customers to contract for the level of equipment maintenance they require for one or more years. Our most popular TLC service agreement is the Total TLC Service Package, or Total TLC. Under Total TLC, we provide customers with full spare parts coverage, including installation, service by our certified field service engineers and full planned maintenance. As of December 31, 2009, over 99% of our direct customers whose warranty expired had chosen to enter into service contracts with us. Of these, approximately 84% elected to participate in Total TLC. We also offer the Partnership TLC Service Package, or Partnership TLC, pursuant to which we provide customers with technical training, remote support, full spare parts coverage and semi-annual planned maintenance and the Support TLC Service Package, or Support TLC, pursuant to which we provide customers with technical training, remote support and a discount on all spare parts. For both the Partnership TLC and the Support TLC packages, we provide on-site repair and parts installation services on a billable basis, as required.

Online resources.  Our customers can also take advantage of certain on-line resources to obtain support at any time. We offer a virtual private network we call, TomoGateway. TomoGateway links our customer call centers directly to a customer’s TomoTherapy treatment system over a secure connection. Using this direct connection, our support staff can perform online diagnostics, examine system log files and look at data immediately and easily to assist customers in identifying and addressing problems with their units. Such accessible data allows us to provide our customers with better support and helps our customers to maintain high levels of system operability. We also offer access through TomoExchange, which is a secure, web-based tool that is designed to provide a communication portal between us and our customers and to facilitate communication and collaboration among all end users of Hi Art. The platform features e-mail integration and a product feedback tool as well as an on-line forum that allows customers to share information about the TomoTherapy treatment system, learn about relevant upcoming events and review important announcements.

Competition

Many of our competitors have greater financial, marketing and management resources and service infrastructure than we do, as well as more established reputations and significant market share. We consider our primary competition to be radiation therapy systems manufactured or distributed by Varian Medical Systems, Inc., Siemens Medical Solutions, Inc., a division of Siemens AG, and Elekta AB. We consider as secondary competition devices that are dedicated to delivering stereotactic treatments, such as those manufactured or distributed by Accuray Incorporated, BrainLAB AG, and other companies. To the extent that customers seek a device that performs stereotactic treatments, we may compete with these companies. While the TomoTherapy treatment systems are capable of performing stereotactic treatments, we have placed less emphasis on these capabilities in marketing the TomoTherapy treatment system. If the TomoTherapy treatment systems nonetheless becomes more broadly accepted as stereotactic devices, competition between the TomoTherapy treatment systems and the stereotactic device vendors will increase.

Our customers’ equipment purchase considerations typically include reliability, treatment quality, service capabilities, patient throughput, price, payment terms and equipment supplier viability. We believe that we compete favorably with our competitors on price and value based upon the technology offered by the TomoTherapy treatment systems. We strive to provide a technologically superior product that covers substantially all aspects of radiation therapy to deliver precise treatments with high-quality clinical outcomes that meet or exceed customer expectations.

In addition to competition from technologies performing similar functions as the TomoTherapy treatment systems, competition also exists for the limited capital expenditure budgets of our customers. For example, the TomoTherapy treatment systems may compete with other equipment required by a radiation therapy department for financing under the same capital expenditure budget, which is typically limited. A purchaser, such as a hospital or cancer treatment center, may be required to select between the two items of capital equipment. Our ability to compete may also be adversely affected when purchase decisions are based solely upon price, since our product is a premium-priced system due to its higher level of functionality and performance. This outcome is more likely to occur if hospitals and clinics give purchasing decision authority to group purchasing organizations that focus primarily on pricing when making purchase decisions.

Research and Development

The radiation therapy equipment market has historically been significantly impacted by the introduction of new technologies. We conduct research and development to enhance the reliability and performance of the TomoTherapy treatment systems and to develop innovative technologies so that we can maintain and improve upon our market position.

We maintain research and product development staffs responsible for basic research, software enhancements, system integration and development, product design and engineering. Our research and product development expenditures totaled $27.6 million for 2009, $42.6 million for 2008, and $34.3 million for 2007. We believe the quality and expertise of our research and development team of medical physicists, computer scientists and engineers, together with our external research collaborations, distinguishes us from our competitors.

A key component of our research and development program is our collaboration with research programs at selected hospitals, cancer treatment centers, academic institutions and research institutions worldwide. Our agreements with these third-party collaborators generally require us to make milestone-based payments during the course of a particular project and often also require that we make up-front payments to fund initial activities. Generally, we own or have a right to license any inventions resulting from the collaboration. Our third-party collaborators are generally granted a royalty-free license for the purpose of continuing their research and development, and, from time to time, we also grant broader licenses. Our research collaboration programs include work on clinical protocols and hardware and software developments. Current research initiatives related to our TomoTherapy treatment systems include increasing patient throughput using the TomoDirect treatment modality, automating the adaptive radiation therapy process, providing real time accommodation of moving targets with superior treatment margins, and improving on equipment diagnosis and maintenance tools, such as remote machine quality assurance and other applications. We also work with suppliers to develop new components in order to increase the reliability and performance of the TomoTherapy treatment systems and seek opportunities to acquire or invest in the research of other parties where we believe it is likely to benefit the TomoTherapy treatment systems or future products.

In the fall of 2009, we launched the TomoMobile relocatable treatment system, which consists of a standard TomoTherapy radiation therapy system housed in a movable coach that replicates the environment of a conventional treatment vault. We are able to offer a mobile solution more easily than our competitors because of the smaller size of the ring gantry and the additional integrated radiation shielding of our radiation therapy systems. The integrated mobile unit enables TomoTherapy customers to begin treating patients during construction of a new facility, in advance of system installation, to alleviate temporary backlogs or for a permanent placement in centers that are unable to expand their facility. We have also announced the launch of the TomoHD treatment system, which combines technologies previously available only as options for the Hi Art system, such as the TomoDirect delivery mode and the TQA productivity tool application, with new technologies and enhancements such as oncology information system connectivity, a streamlined design and more robust computing power, which facilitates simultaneous optimization of multiple treatment plans at twice the speed of the Hi Art treatment system’s standard configuration.

Through Compact Particle Acceleration Corporation, an entity of which we owned 7.3% as of December 31, 2009 and 5.5% as of March 1, 2010, we also have an extensive collaboration with Lawrence Livermore National Laboratories with regard to acceleration technology that could result in the development of a more affordable and accessible proton therapy system than currently available. Proton therapy is based upon the theory of depositing radiation within tumors at specific depths while minimizing radiation to adjacent healthy tissues. The project is in feasibility testing of the key components. The successful development of products from these projects, including for proton therapy, is expected to take a number of years and may not ever occur.

Manufacturing and Suppliers

We manufacture each TomoTherapy treatment system in a 64,000 square foot leased facility in Madison, Wisconsin that was completed in 2006. The facility employs state-of-the-art manufacturing techniques and equipment. Our company-wide quality system is certified and compliant to the internationally-recognized quality system standard for medical devices, International Standards Organization, or ISO, 13485:2003. We believe that our manufacturing facility will be adequate for our expected growth and foreseeable future demands for at least the next three to five years.

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

Unlike most of our competitors, we assemble, test and fully commission each TomoTherapy treatment system in our manufacturing facility before shipment to the customer. Our product is partially disassembled for shipment to allow the system to fit through most doors, which facilitates installation. This method allows the system to be installed at the customer site with radiation “beam-on” within four days. It also enhances our ability to make the TomoTherapy treatment systems ready for patient treatment after installation, commission and training, approximately 30 to 45 days from delivery.

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

Some of the components used in the TomoTherapy treatment systems are obtained from single- or limited-source suppliers. These components include the gantry, magnetron, solid state modulator and detector. We purchase these components from major industry suppliers. The management of these supply relationships is conducted with scheduled business reviews and periodic program updates. However, since our products have been designed to incorporate these specific components, any change in our ability to obtain such components on a timely basis would require significant engineering changes in our products in order to incorporate substitute components. As a result, we negotiate long-term supply contracts or submit long-term orders and forecasts to our single-source suppliers so that our demand can be satisfied and any capacity problem can be mitigated. Although inventory levels fluctuate from time to time, our goal is to carry approximately two months of inventory of key components.

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

Reimbursement for services rendered to Medicaid beneficiaries is determined pursuant to each state’s Medicaid plan, which is established by state law and regulations, subject to requirements of federal law and regulations. The Balanced Budget Act of 1997 revised the Medicaid program to allow each state more control over coverage and payment issues. In addition, the Centers for Medicare and Medicaid Services, or CMS, has granted many states waivers to allow for greater control of the Medicaid program at the state level. This greater state control on Medicaid payment for diagnostic services increases the uncertainty to our business as states may from time to time make changes that could impact coverage for treatments using the TomoTherapy treatment system.

The U.S. federal government reviews and adjusts reimbursement rates for medical procedures, including radiation treatment, on an annual basis. CMS made some small adjustments to Medicare and Medicaid reimbursement rates from 2009 to 2010 for radiation therapy procedures.

Foreign Reimbursement Regulations

Internationally, reimbursement and healthcare payment systems vary from country to country and include single-payor, government-managed systems as well as systems in which private payors and government-managed systems exist side-by-side. In general, the process of obtaining coverage approvals has been slower outside of the United States. Our ability to achieve adoption of the TomoTherapy treatment system as well as significant sales volume in international markets we enter will depend in part on the availability of reimbursement for procedures performed using our product.

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

The Hi Art system design complies with international safety standards established by the International Electrotechnical Commission (IEC). Third-party testing agencies have confirmed this compliance. In addition, our design and manufacturing operations for medical devices must comply with the QSR. The QSR requires that each manufacturer establish and implement a quality system by which the manufacturer monitors the development and manufacturing processes and maintains records that show compliance with FDA regulations and the manufacturer’s documented specifications and procedures relating to the devices. Among other things, these regulations require that manufacturers establish performance requirements before production. The FDA makes announced and unannounced inspections of medical device manufacturers and may issue reports, known as Form FDA 483 reports, listing instances where the manufacturer has failed to comply with applicable regulations and procedures, or warning letters. If the manufacturer does not adequately respond to such reports or letters, the FDA may take enforcement action against the manufacturer, including the imposition of fines, restriction of the ability to export product, total shutdown of production facilities and criminal prosecution. Inspections usually occur every two to three years. We have not received any Form FDA 483 reports prior to the date on which we filed this Annual Report on Form 10-K with the U.S. Securities and Exchange Commission (SEC).

Both the FDA and the Federal Trade Commission, or FTC, regulate the promotion and advertising of our products. In general, we may not promote or advertise our products for uses not within the scope of our clearances or approvals or make unsupported safety and effectiveness claims.

We are also regulated under the Electronic Product Radiation Control Provisions of the Federal Food, Drug, and Cosmetic Act because the TomoTherapy treatment systems contain X-ray components and are used in conjunction with a laser positioning system, and because we assemble these components during manufacturing and service activities. The Electronic Product Radiation Control Provisions require laser and X-ray products to comply with certain regulations and applicable performance standards. Manufacturers are required to certify in product labeling and reports to the FDA that their products comply with all necessary standards as well as maintain manufacturing, testing and sales records for their products. The Electronic Product Radiation Control Provisions also require manufacturers to report product defects and affix appropriate labeling to covered products. Failure to comply with these requirements could result in enforcement action by the FDA, which can include injunctions, civil penalties, and the issuance of warning letters. We have developed and implemented procedures to ensure compliance with the Electronic Product Radiation Control Provisions.

United States Privacy and Security Laws

The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, sets national standards for some types of electronic health information transactions and the data elements used in those transactions and standards to ensure the integrity and confidentiality of patient health information. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their protected health information and limiting most use and disclosure of health information to the minimum amount reasonably necessary to accomplish the intended purpose. State privacy laws have their own penalty provisions, which could apply in a given case.

United States Fraud and Abuse Laws and Regulations

The healthcare industry is also subject to a number of “fraud and abuse” laws and regulations, including federal and state anti-kickback laws, and false claims laws. Violations of these laws can lead to civil and criminal penalties, including exclusion from participation in federal healthcare programs. These laws constrain the sales, marketing and other promotional activities of manufacturers of medical products, such as us, by limiting the kinds of financial arrangements we may have with hospitals, physicians and other potential purchasers of medical products who may seek reimbursement from a federal or state health care program such as Medicare or Medicaid. The Office of the Inspector General of the U.S. Department of Health and Human Services prosecutes violations of the fraud and abuse laws described above. Any violation of such laws may result in criminal or civil sanctions, including imprisonment and exclusion from participation in federal healthcare programs such as Medicare and Medicaid.

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

In the European Union, or EU, we are required under the European Medical Device Directive to affix the Conformité Européene, or CE, mark to our products in order to sell the products in member countries of the EU. The CE mark is an international symbol that represents adherence to certain essential principles of safety and effectiveness mandated in the European Medical Device Directive. Once affixed, the CE mark enables a product to be sold in member countries of the EU. We received authorization to affix the CE mark to the Hi Art system in February 2005, allowing us to sell it throughout the EU. We also have regulatory authorizations to sell medical devices in Japan, Canada and other countries in which we sell the TomoTherapy treatment systems.

In addition to regulations covering sales of medical devices, in foreign countries where we have operations or sell products, we are subject to other laws and regulations applicable to manufacturers of medical devices, radiation producing devices and to the healthcare industry, and laws and regulations of general applicability relating to privacy, environmental protection, safe working conditions, manufacturing practices and other matters. These laws and regulations are often comparable to or more stringent than U.S. laws and regulations. Our sales of products in foreign countries are also subject to regulation, including product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. In some countries, we rely on our third-party distributors to assist us in complying with applicable regulatory requirements, including holding the necessary regulatory approvals or permits in their name if required by local law. In those situations where the third-party distributor holds the necessary regulatory permit or approval, if we terminate that distributor’s contract, our business may be disrupted until we are able to transfer the regulatory documents or authorize a new distributor to act on our behalf.

Intellectual Property

The proprietary nature of, and protection for, our product implementations, processes and know-how are important to our business. We rely on patents, trademarks, copyrights, trade secrets, other intellectual property and continuing innovation to develop and maintain our competitive position.

We seek patent protection in the United States and in foreign jurisdictions for our product implementations, components and other technology where available and when appropriate. We hold or license 37 U.S. patents, over 40 pending U.S. patent applications, over 95 foreign patents, and over 200 foreign patent applications. These patents cover various components and techniques incorporated into the Hi Art treatment system, such as the MLC, the patient couch and aspects of the helical delivery of therapeutic radiation, or are being incorporated into new technologies we are currently developing, all of which we believe will allow us to maintain a competitive advantage in the field of radiation treatment.

Assuming that all maintenance fees and annuities continue to be paid, our patents will expire on various dates between 2012 and 2027. We intend to aggressively defend the patents we hold, and we intend to vigorously contest claims third parties may bring against us.

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

Employees

As of December 31, 2009, we had approximately 600 full-time and part-time employees worldwide, including 20 employees at our subsidiary in China, Twin Peak. None of our employees based in the United States are unionized or subject to collective bargaining agreements. We believe that our current relationship with our employees is good.

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

As soon as reasonably practicable after our filing or furnishing the information to the SEC, we make the following available free of charge on our investor relations page of our website, http://www.tomotherapy.com: our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (including any amendments to those reports), and our proxy statements. Our Comprehensive Code of Compliance Program, Corporate Governance Guidelines and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our Board of Directors are also available on the investor relations page of our website. Additionally, we will provide copies of our reports, proxy statements, Comprehensive Compliance Program, Corporate Governance Guidelines and committee charters, without charge, to any shareholder upon written request to the Corporate Secretary at our principal executive offices. Please note that information on, or that can be accessed through, our website is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Executive Officers of the Registrant

The following table sets forth the names, ages and positions held by our executive officers as of March 11, 2010.

Name	Age	Position

Frederick A. Robertson	54	Chief Executive Officer, President and Director
Thomas E. Powell	48	Chief Financial Officer and Treasurer
Thomas Rockwell Mackie	55	Chairman of the Board of Directors and Co-Founder
Brenda S. Furlow	51	Vice President, General Counsel and Corporate Secretary
Eric A. Schloesser	37	Vice President, Operations and Business Development
Rafael L. Vaello	46	Chief Commercial Officer

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

Thomas E. Powell joined TomoTherapy as our Chief Financial Officer and Treasurer in June 2009. Prior to joining us, Mr. Powell served in 2008 as Chief Financial Officer of Textura Corporation, a web-based software company. From 2001 to 2008, Mr. Powell served as the Executive Vice President, Treasurer and Chief Financial Officer of Midway Games, Inc., a gaming software development company. Prior to joining Midway Games, Mr. Powell served in a variety of roles with Dade Behring Holdings (now Siemens Healthcare Diagnostics), including: Vice President, Acquisitions and Strategic Planning; Vice President, Finance, for the Biology Products Division; and director of Corporate Financial Planning. Previously, he held financial positions at PepsiCo, Inc., Bain and Company, Inc., and Tenneco Corporation. Mr. Powell began his career as an auditor with Arthur Andersen & Co. Mr. Powell earned a Bachelor’s degree in accounting from Pennsylvania State University and a CPA license before graduating with an MBA from the University of Chicago.

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

Brenda S. Furlow, J.D., currently serves as Vice President, General Counsel and Corporate Secretary, a role she assumed in August 2008, after serving as Associate General Counsel since May 2007. For the nine years before joining TomoTherapy, Ms. Furlow was Vice President, General Counsel and Corporate Secretary for Promega Corporation, a life science research products company. From 1993 to 1998, Ms. Furlow served as Assistant General Counsel and acting General Counsel at the Credit Union National Association, a national trade association for credit unions. Ms. Furlow was an associate at the law firm of Sonnenschein Nath and Rosenthal from 1988 to 1993. Ms. Furlow earned a law degree with honors from the University of Chicago Law School. Ms. Furlow is a member of the state bars in Illinois and Wisconsin.

Eric A. Schloesser is our Vice President of Operations and Business Development, and has held the role since October 2009. Mr. Schloesser joined the University of Wisconsin TomoTherapy research group in 1996, becoming one of our first employees when the company was formed in 1997. Holding a Bachelor of Science degree in Electrical Engineering from the University of Wisconsin, Mr. Schloesser served as a Software/Electrical Engineer, Hardware Program Manager, System Engineering Manager and Director of Product Development. Before assuming his current role, Mr. Schloesser served as Vice President of Business Development from March 2008 to October 2009, and Vice President of Product Development from 2005 to 2008.

Rafael L. Vaello currently serves as our Chief Commercial Officer, a role he assumed in October 2009 after joining our company as Vice President of Global Sales in December 2008. Mr. Vaello joined us with more than 15 years of experience in the oncology and imaging industries. Prior to joining us, Mr. Vaello spent seven years leading the sales and field marketing group for Philips Healthcare’s Oncology Imaging division. Mr. Vaello also previously served as Director, Global Sales Manager, for Marconi Medical Systems’ Oncology division. Prior to that, he held various imaging and oncology sales positions for Picker International.

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

Risks Related to Our Business

We currently depend on sales of the Hi Art system for substantially all of our revenue, and, if we are unable to grow or sustain sales of the Hi Art system and other radiation therapy systems we have recently launched, we may not generate sufficient revenue to support our business.

Currently, our primary product is the Hi Art system, which we began selling in 2003. We expect to generate the substantial majority of our revenue for the near term from sales of and post-warranty service contracts for the Hi Art system. We have recently announced the introduction of the TomoHD treatment system and the TomoMobile relocatable radiation therapy system. While these new systems, as well as the TomoDirect software and other related products, provide some diversity to our product portfolio, all of our products are still focused on and directed toward the middle to high end of the radiation therapy market. Any factor materially adversely affecting our ability to market and sell our TomoTherapy radiation therapy systems, or pricing and demand for such systems, including, among other factors, weak economic conditions, new competitive technologies, our failure to maintain a strong sales and marketing team, reliability and safety issues and reductions in U.S. government reimbursement amounts, could have a material adverse effect on our business, financial condition and results of operations.

Because the substantial majority of our revenue currently is derived from sales of TomoTherapy treatment systems, and because of the long sales cycle and high unit price of such systems, our results of operations will vary significantly from period to period. These fluctuations in revenue may make it difficult to compare our results of operations across periods.

We expect to generate the substantial majority of our revenue for the foreseeable future from sales of and post-warranty service contracts for the Hi Art system and other TomoTherapy treatment systems. Moreover, these systems are a major capital equipment item with a lengthy sales cycle, can often take 12 months or more from initial discussion with the customer to a sale, and another 12 months or more from order to installation of a system. We typically recognize revenue from the sale of the TomoTherapy treatment systems after installation and upon receipt of a signed acceptance test procedure report from the customer. Because of the high unit price of the treatment systems and the relatively small number of units installed each quarter, each installation may represent a significant component of our revenue for a particular quarter. Furthermore, as of December 31, 2009, approximately 15 percent of our orders in backlog were from for-profit institutions in the United States, often for multiple systems. Orders from these types of customers typically remain in backlog longer and are typically installed by us over a greater period of time than single system orders. In addition, other unexpected factors may affect whether and when orders become revenue, including construction delays at customer locations, rescheduling by customers, weather problems or natural disasters, unforeseen delays in delivery, a change in a customer’s financial condition, outlook or ability to obtain financing, and regulatory approvals. If a small number of customers defer installation of a TomoTherapy treatment system for even a short period of time, recognition of a significant amount of revenue may be deferred to a subsequent period. Since our operating costs are relatively fixed, our inability to recognize revenue in a particular quarter could materially adversely affect our profitability in that quarter and may make it difficult to compare our operating results with prior periods.

Our sales and receivables may be adversely impacted if current economic conditions persist or worsen, or credit becomes more difficult to obtain on reasonable terms.

The TomoTherapy treatment systems are major capital equipment items that represent a significant purchase for most of our customers and may require funding through a credit facility or lease arrangement. If the global economy is weak, our customers may hesitate to place large capital equipment orders for items such as the TomoTherapy treatment systems or they may be required to delay or cancel previously planned purchases. Our customers may also be slower to pay, thereby increasing receivables. A number of orders we expected to receive in 2009 have not been placed because of certain hospitals’ freezes on capital equipment purchases. Although there are some early indications that the U.S. economy may be improving, whether and when it will improve significantly remains uncertain at the time of this filing. If macroeconomic conditions continue to be poor, our customers may purchase fewer TomoTherapy treatment systems, we may need to reduce our prices or our customers may have difficulty paying us, any of which could have a material adverse effect on our business, financial condition and results of operations.

If our backlog, which is an important measure of future revenue, declines further, our future financial performance will be adversely affected.

As of December 31, 2009, we had a backlog of $136 million, the majority of which we believe will convert to revenue during 2010. We believe the value of new incoming orders is an important measure of our future financial performance. During both 2008 and 2009, we experienced a decline in incoming orders as compared to previous years. We believe that this decline resulted from a combination of the current global economic downturn, the ongoing credit crisis, our transition in sales leadership and enhanced competitive pressure. If we are unable to respond effectively to increased competition and our sales and marketing leadership is not effective in increasing new orders, our backlog may continue to decline. If economic conditions, particularly in the United States, remain weak or worsen, our customers may have greater difficulty obtaining the funding necessary to place new orders. This could lead to further erosion of our current backlog. Significant decline in new orders and erosion of existing backlog for any of the reasons stated above could materially adversely affect our business, financial condition and results of operations.

We face competition from numerous competitors, many of whom have greater resources than we do, which may make it more difficult for us to achieve significant market penetration and maintain or increase our prices.

The market for radiation therapy equipment is characterized by intense competition and pricing pressure. We consider the competition for the TomoTherapy treatment systems to be existing radiation therapy systems, primarily using C-arm linear accelerators, sold by large, well-capitalized companies with significantly greater market share and resources than we have. Several of these competitors are also able to leverage their fixed sales, service and other costs over multiple products or product lines. In particular, we compete with a number of existing radiation therapy equipment companies including Varian Medical Systems, Inc., Elekta AB, Siemens Medical Solutions, and, to a lesser extent, Accuray Incorporated and BrainLAB AG. Varian Medical Systems has been the radiation therapy systems market leader for many years and has the majority market share for radiation therapy systems worldwide. In 2008, Varian began selling and installing the RapidArc technology. The RapidArc technology purports to be able to deliver image-guided, intensity-modulated radiation therapy more rapidly than other similar systems, including the Hi Art system, and Varian has maintained a strong marketing campaign claiming this technology has the same capabilities as, or better capabilities than, our Hi Art system. If we are unable to compete effectively with this and other products of existing or future competitors, our revenue will decline, and there could be a material adverse effect on our business, financial condition and results of operations. Some of our competitors may compete by changing their pricing model or by lowering the price of their conventional radiation therapy systems or ancillary supplies. If such pricing strategies are implemented, there could be downward pressure on the price of radiation therapy systems. If we are unable to maintain or increase our selling prices, our gross margins will decline, and there could be a material adverse effect on our business, financial condition and results of operations.

Sales of the TomoTherapy treatment systems may be adversely affected if clinicians do not widely adopt IGRT and adaptive radiotherapy, which is an emerging cancer treatment technique.

Our success in marketing the Hi Art system and our other TomoTherapy treatment systems depends in part on persuading clinicians and patients of the benefits of adaptive radiation therapy. IMRT is a widely accepted technique, which involves varying, or modulating, the intensity of the radiation beam across a targeted treatment area. However, while becoming more accepted in the United States and other developed countries, image guided radiation therapy, or IGRT, which involves delivering IMRT guided by images of the treatment area taken shortly before treatment, using CT, x-ray, ultrasound or other imaging technologies, is an emerging cancer treatment technique in much of the world. Adaptive radiation therapy involves adjusting a patient’s radiation therapy plan between treatment sessions to account for changes in the patient’s anatomy, the amount and location of the radiation received by the patient, and the size, shape and location of the tumor. In particular, we believe that adaptive radiation therapy requires, and we have designed the TomoTherapy treatment systems to enable, frequent adjustments to a patient’s treatment plan throughout the entire course of treatment, facilitated by both the regular acquisition of updated quantitative images showing the location, geometry and density of the tumor, as well as the verification of the actual radiation dose received by the patient. Increased sales of our products depend, in part, on widespread adoption of these techniques by clinicians both within and outside the United States. Widespread adoption of IGRT and adaptive radiation therapy depends on many factors, including some that are outside of our control. These factors include acceptance by clinicians that IGRT and adaptive radiation therapy are clinically effective and cost-effective in treating a wide range of tumors, demand by patients for such treatment, successful education of clinicians on the various aspects of these techniques, adequate reimbursement for procedures performed using adaptive radiation therapy and our customers’ ability to afford or finance a purchase of our treatment systems. If widespread market acceptance of IGRT and adaptive radiation therapy do not occur, or do not occur as rapidly as we anticipate, new orders and sales of the TomoTherapy treatment systems may be adversely affected and our revenue may decline further.

The effectiveness of procedures performed using conformal radiation therapy delivery systems like the Hi Art system are not yet supported by long-term clinical data, and the medical community has only begun to develop a large body of peer-reviewed literature that supports the efficacy of the TomoTherapy treatment systems.

We are only just beginning to have significant clinical data supporting the advantages of highly conformal dose delivery that we believe the TomoTherapy treatment systems offer in comparison to competing products and technologies. For example, because the Hi Art system has only been on the market since 2003, we have only limited complication or patient survival rate data for our unique technology, which are common long-term measures of clinical effectiveness in cancer treatment. In addition, while the effectiveness of radiation therapy is well understood, there is a growing but still limited number of peer-reviewed medical journal publications regarding the efficacy of highly conformal treatment such as that delivered by the TomoTherapy treatment systems. If future patient studies or clinical experience do not support our beliefs that the TomoTherapy treatment systems offer a more advantageous treatment for a wide variety of cancer types, use of our products could fail to increase or could decrease, and our business, financial condition and results of operations would therefore be adversely affected.

We may be unable to penetrate the market we currently serve or the unserved single linear accelerator facility market if we fail to educate clinicians and patients about the benefits of the TomoTherapy treatment systems and to implement enhancements to the systems in a timely manner.

We believe that sales of the Hi Art system to date have been principally to those hospitals and cancer treatment centers that are most open to the adoption of new technologies. In order to expand our sales, we must raise awareness of the range of benefits that we believe the Hi Art system and other TomoTherapy treatment systems offer to both existing and potential customers, and their patients. An important part of our sales strategy involves educating and training clinicians to utilize the entire functionality of the TomoTherapy treatment systems. In particular, many clinicians are currently unfamiliar with techniques using the full quantitative imaging capabilities of our treatment systems, which enable clinicians to adapt a patient’s treatment plan in response to anatomical changes and the cumulative amount of radiation received by specific areas within the patient over the course of treatment. In addition, we must further educate clinicians about the ability of our treatment systems to treat a wide range of cancer types effectively and efficiently. If clinicians are not properly educated about the use of the TomoTherapy treatment systems for adaptive radiation therapy, they may be unwilling or unable to take advantage of the full range of functionality that we believe our products offer, which could have an adverse effect on our product sales.

In determining whether to purchase a single treatment system or whether to purchase multiple treatment systems, we understand that clinicians may weigh the benefits that the TomoTherapy treatment systems offer their patients, especially those with tumors typically treated using less sophisticated equipment, against the additional time required to implement the TomoTherapy treatment systems’ image guided treatment functionality and the higher cost of the TomoTherapy treatment systems when compared to systems with less functionality. Customers or potential customers may decide that certain tumors can be adequately treated using traditional radiation therapy systems, notwithstanding the greater precision and functionality enabled by the TomoTherapy treatment systems. These considerations may be particularly relevant to cancer treatment centers that only have space for a single radiation therapy system. In order to increase sales of the TomoTherapy treatment systems to these customers, we must succeed in implementing enhancements to our products to improve speed and patient throughput in order to render the time differentials between certain procedures performed using the TomoTherapy treatment system and those performed using competitive systems insignificant. We must also succeed in educating clinicians about the potential for cost-effective reimbursement for procedures performed using the TomoTherapy treatment system. We believe the TomoDirect product, which we launched in 2009, enables customers to use the TomoTherapy treatment systems more efficiently and effectively for a broader range of cases. However, we have additional products under development that could increase efficiency and effectiveness further. Our ability to increase system sales could be materially adversely affected if we delay or are unable to develop these other system enhancements.

Our reliance on single-source suppliers for critical components of the TomoTherapy treatment systems could harm our ability to meet demand for our products in a timely and cost-effective manner.

We currently depend on single-source suppliers for a number of critical components necessary for the assembly of the TomoTherapy treatment systems, including the ring gantry, the solid state modulator, the radiation detector and the magnetron. We purchase some of these components from several major industry suppliers. If the supply of any of these components were to be disrupted or terminated, or if these suppliers were unable to supply the quantities of components that we require because of financial difficulties or for other reasons, we may have difficulty or be unable to find alternative sources for these key components. As a result, we may be unable to meet the demand for our treatment systems, which could harm our ability to generate revenue and damage our reputation. In addition, such a delay in components might cause us to have insufficient spare parts to service existing installed systems, which may lead to customer dissatisfaction.

We believe it will be necessary to find alternative manufacturers for key components of the TomoTherapy treatment systems over time as our quantity and quality demands evolve. We may experience a significant delay in locating alternative manufacturers. Furthermore, we will need to verify that any new manufacturer meets our technical specifications and maintains facilities, procedures and operations that comply with our quality requirements. We will also have to assess any new manufacturer’s compliance with all applicable regulations and guidelines, which could further impede our ability to manufacture our products in a timely manner. If the change in manufacturer results in a significant change to our TomoTherapy treatment systems, a new 510(k) clearance from the U.S. Food and Drug Administration, or FDA, or similar foreign clearance may be necessary. The occurrence of any of these events could harm our ability to meet the demand for our products in a timely manner or within budget and could adversely affect our business, financial condition and results of operations.

Our ability to increase our profitability depends in part on maintaining our average selling prices and increasing our gross margins on product sales, which we may not be able to achieve.

A number of factors may result in lower average selling prices for the TomoTherapy treatment system, which may adversely impact our gross margins. Although we have diversified our product offerings and we have a number of initiatives underway to reduce costs for certain key components, we may not be successful in driving down costs to any significant degree. In response to increased competition from the TomoTherapy treatment systems, our competitors may reduce the prices of their systems, which may, in turn, result in downward pressure on the price of radiation therapy systems, including the TomoTherapy treatment systems. We also seek to sell the TomoTherapy treatment systems to customers that place orders for multiple systems; however, such sales may result in pressure to provide volume discounts. If economic conditions fail to improve and the economy contracts further, we may also face pressure to lower prices. In addition, we may be exposed to pricing pressures and greater exchange rate risks as we expand our sales within specific regions. Sales into Europe are typically denominated in Euros. Our profitability on those sales would vary significantly based on fluctuations in the exchange rate between the Euro and the U.S. dollar. Any one or combination of these and other factors could result in lower gross margins and adversely affect our profitability.

Our ability to increase our profitability also depends in part on reducing our warranty and service costs for the TomoTherapy treatment systems and improving our economies of scale, which we may not be able to achieve.

Our overall service operations currently are not profitable. Moreover, our gross margins may decline in a given period due in part to significant replacement rates for components, resulting in increased warranty expense and negative profit margins on service contracts. We are implementing a number of improvements to our service processes, which might reduce costs. We also are developing alternate components and identifying lower priced components of comparable or improved performance and quality. If we are unable to reduce our expenses through these initiatives and maintain competitive pricing of service contracts, our profitability may not improve or may be materially adversely affected, particularly given the increased percentage of our revenue attributable to service contracts. Even if we are able to implement these cost reduction efforts successfully, our service operations may remain unprofitable given the relatively small size and geographic dispersion of our installed base, which prevents us from achieving significant economies of scale for provision of service.

We may be required to use more cash generated from our initial public offering to pay expenses, reducing our ability to use those proceeds for long-term investments.

During 2009, we took a number of actions, including reductions in our workforce, to reduce our expenses and the use of our cash. Nonetheless, even with such cost reductions, we experienced lower than anticipated operating margins. If our orders growth and revenue remain weak and we are unable to continue to manage expenses accordingly, or if we face unanticipated expenses, we may have difficulty bringing expenses in line with revenues, resulting in even lower than anticipated margins and negative cash flow. We may be required to use more of our cash reserves generated from our 2007 initial public offering for operational needs, rather than using such funds for longer term investments, such as expansion of our research and development programs and marketing and sales capabilities, and investments in complementary businesses, products or technologies. This could impair our ability to continue to bring new and innovative products to market, or to further enhance our existing product offerings.

If we are unable to maintain existing research collaboration relationships, enter into new collaboration arrangements in the future or enter into license agreements with our collaborators and others, our ability to enhance the TomoTherapy treatment systems may be adversely affected.

To date, we have entered into over 30 research collaboration arrangements with a range of hospitals, cancer treatment centers and academic institutions. These collaborations support our internal research and development capabilities and represent a key element of our ongoing research and development program. Among other things, our current collaborations supplement initiatives to more fully automate the treatment and adaptive therapy processes enabled by the TomoTherapy treatment systems, as well as initiatives to accommodate real-time patient movements during treatment. Our research collaboration partners may not fulfill all of their obligations under our arrangements with them. If our current research collaborations do not meet our research and development expectations, or if we are unable to enter into additional research collaborations in the future to replace unproductive collaborations or add new collaborations, our ability to enhance the TomoTherapy treatment systems may be adversely affected. Our inability to successfully collaborate with third parties could increase our development costs, delay new or pending developments and limit the likelihood of successful enhancements to the TomoTherapy treatment systems.

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

Customer service is a critical element of our sales strategy. As of December 31, 2009, a third-party logistics provider, Kuehne + Nagel Inc., stored almost all of our spare parts inventory in depots around the world and performed a significant portion of our spare parts logistics and shipping activities. We may utilize additional logistics service providers in connection with the expansion of international sales. If Kuehne + Nagel suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its operations, or we have to change and qualify an alternative logistics provider, shipments of spare parts to our customers may be delayed and our reputation, business, financial condition and results of operations may be adversely affected.

Changes in healthcare policies and changes to reimbursement to healthcare providers for use of the TomoTherapy treatment system could adversely affect sales of the TomoTherapy treatment system.

Our ability to market and sell the TomoTherapy treatment system successfully depends in part on the extent to which sufficient reimbursement for treatment procedures using the TomoTherapy treatment system will be available from third-party payors such as private health insurance plans and health maintenance organizations and government payor programs such as Medicare and Medicaid. Third-party payors, and in particular managed care organizations, challenge the prices charged for medical products and services and institute cost containment measures to control or significantly influence the purchase of medical products and services. For example, in November 2009, the United States Centers for Medicare and Medicaid Services, or CMS, issued new reimbursement rates for 2010. For 2010, CMS increased rates slightly for hospitals and implemented only modest reimbursement rate decreases for free-standing clinics. However, CMS reviews such rates annually, and could implement more significant changes in 2011 and future years. If in the future CMS significantly decreases reimbursement rates for radiation oncology services, or if other cost containment measures are implemented in the

United States or elsewhere, clinicians may be reluctant to purchase TomoTherapy treatment systems or may decline to do so entirely if they determine there is insufficient coverage and reimbursement from third-party payors for the cost of procedures performed, which could have an adverse impact on our sales.

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

Our success in non-U.S. markets also depends upon treatment procedures using our products being eligible for reimbursement through government-sponsored healthcare payment systems, private third-party payors and labor unions. Reimbursement and healthcare payment systems in international markets vary significantly by country and, within some countries, by region. In many international markets, payment systems may control reimbursement for procedures performed using new products as well as procurement of these products. In addition, as economies of emerging markets develop, these countries may implement changes in their healthcare delivery and payment systems. Healthcare cost containment efforts are prevalent in many of the countries in which we sell, or intend to sell, our products, and these efforts are expected to continue. Market acceptance of TomoTherapy treatment systems in a particular country may depend on the availability and level of reimbursement in that country. Our ability to generate sales may be adversely affected if customers are unable to obtain or maintain adequate reimbursement for treatment procedures using our products in markets outside of the United States

Our manufacturing operations are conducted at a single location, and any disruption at our manufacturing facility could increase our expenses.

All of our manufacturing operations are conducted at a single location in Madison, Wisconsin. This location contains bunkers for testing the TomoTherapy treatment system because it emits radiation. We do not maintain a backup manufacturing facility, and we therefore depend on our current facility for the continued operation of our business. A natural or other disaster could cause substantial delays in our manufacturing operations, damage or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against natural or other disasters may not be adequate to cover our losses in any particular case. With or without insurance, damage to our manufacturing facility or our other property, or to any of our suppliers, due to a natural disaster or casualty event could have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon third-party local distributors to market and distribute our products in key markets.

We rely on third-party distributors for exclusive marketing and distribution of our products in certain countries in Asia-Pacific, the Middle East, Eastern Europe and Latin America. Our success in generating sales in countries where we have engaged local distributors depends in part on the efforts of others whom we do not employ. Many of these local distributors have only limited personnel, which could impair their ability to successfully market, sell and service the TomoTherapy treatment systems. Because of limited resources or for other reasons, they may not comply with applicable local regulations or respond promptly to adverse event reporting requirements under U.S. FDA regulations. As a result of such failures to comply with regulatory requirements, we may experience significant loss of revenue, increased costs and damage to our reputation, and our business, financial condition and results of operations could be materially adversely affected. In addition, if a distributor is terminated by us or goes out of business, it may take us a period of time to locate an alternative distributor, to transfer or obtain appropriate regulatory approvals and to train its personnel to market our products, and our ability to sell and service our products in the region formerly serviced by such terminated distributor could be materially adversely affected. Any of these factors could materially adversely affect our revenue from international markets, increase our costs in those markets or damage our reputation. For example, in 2008 we terminated our distributor in Japan and entered into an agreement with Hitachi Medical Corporation to serve as our new distributor. While we were able to transfer certain assets to the new distributor, such as inventory and the regulatory license, in order to support that transition, we incurred additional costs and experienced a delay in fulfilling orders in 2008 and 2009 from Japan as a result of the transition. We also have incurred costs as a result of a dispute with our former distributor over the payments we owe related to termination of the distribution agreement. If in the future other distributor transitions are not as smooth, we could experience significant loss of revenue, increased costs and damage to our reputation, and our business, financial condition and results of operations could be materially adversely affected.

Technological breakthroughs in cancer treatment could render the TomoTherapy treatment systems obsolete.

The cancer treatment market is characterized by rapid technological change and product innovation. Other radiation-based technologies for treating cancer that may or may not incorporate IGRT and adaptive radiation therapy, such as proton therapy, may increase competition for the TomoTherapy treatment systems. In addition, companies in the pharmaceutical or biotechnology fields may seek to develop methods of cancer treatment that are more effective than radiation therapy, resulting in decreased demand for our products. Because the TomoTherapy treatment systems have a long development cycle and because it can take significant time to receive government approvals for changes to our TomoTherapy treatment systems, we must anticipate changes in the marketplace and the direction of technological innovation. Accordingly, if we are unable to anticipate and keep pace with new innovations in the cancer treatment market, our products may be rendered obsolete, which would have a material adverse effect on our business, financial condition and results of operations.

A significant percentage of our sales are outside of North America, and economic, political and other risks associated with international sales and operations could adversely affect our sales or make them less predictable.

The percentage of our revenue derived from sales outside of North America was 45% in 2009, 34% for 2008, and 44% in 2007. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. In particular, we operate a European office in Brussels, Belgium which includes sales, service and physics operations. In addition, we have entered into agreements with distributors in Asia-Pacific, the Middle East, and Eastern Europe who purchase TomoTherapy treatment systems from us for resale to end customers. We support our international marketing and sales activities from both our U.S. headquarters in Madison, Wisconsin and our office in Brussels, Belgium.

We face additional risks resulting from our international operations, including:

•	difficulties in enforcing agreements and collecting receivables in a timely manner through the legal systems of many countries outside the United States;

•	the potential failure to comply with foreign regulatory requirements to market TomoTherapy treatment systems on a timely basis or at all;

•	availability of, and changes in, reimbursement within prevailing foreign health care payment systems;

•	compliance with the U.S. Foreign Corrupt Practices Act and comparable foreign anti-bribery laws;

•	difficulties in managing foreign relationships and operations, including any relationships that we establish with foreign distributors or sales or marketing agents;

•	limited protection for intellectual property rights in some countries;

•	fluctuations in currency exchange rates;

•	the possibility that foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade;

•	the possibility of material shipping delays; and

•	significant changes in the political, regulatory, safety or economic conditions in a country or region in which we operate.

If we fail to overcome the challenges we encounter in our international operations, our business, financial condition and results of operations will be materially adversely affected.

Product liability suits, whether or not meritorious, could be brought against us due to an alleged defective component of a TomoTherapy treatment system or for the misuse of our products. These suits could result in expensive and time-consuming litigation, payment of substantial damages and an increase in our insurance rates.

Our business exposes us to potential product liability claims that are inherent in the manufacture, sale, installation, servicing and support of medical devices. The medical device industry has historically been litigious, and we would face financial exposure to product liability claims in the U.S., and potentially elsewhere, if the use of a TomoTherapy treatment system were to cause or contribute to injury or death, whether by aggravating existing patient symptoms, harming operators, or otherwise. Because the TomoTherapy treatment systems involve the delivery of radiation to the human body, the possibility for significant injury or death exists. The tolerance for error in the design, manufacture, installation, servicing, support or use of our products may be small or nonexistent. We may also be subject to claims for property damage or economic loss related to, or resulting from, any errors or defects in our products, or the installation, servicing and support of the products, or any professional services rendered in conjunction with our products. Additionally, it is also possible that defects in the design or manufacture of our products might necessitate a product recall. For instance, components or enhancements to our treatment systems may contain undetected errors or performance problems that, despite testing, are discovered only after installation. Although we maintain product liability insurance for our products, the coverage limits of these policies may be inadequate to cover future claims. As sales of our products increase, we may be unable to maintain product liability insurance on acceptable terms or at reasonable costs, and such insurance may not provide us with adequate coverage for all potential liabilities. A successful claim brought against us relating to a liability that is in excess of our insurance coverage, or for which insurance coverage is denied or limited, would require us to pay damage amounts that could be substantial and have a material adverse effect on our business, financial condition and results of operations and could divert management’s attention from our core business.

We are subject to federal, state and foreign laws governing our business practices, which, if investigated or violated, could subject us to substantial costs and penalties, and cause adverse publicity.

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

These laws constrain our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers of medical devices. We have a variety of arrangements with our customers that could implicate these laws. For example, we provide research grants to some of our customers to support customer studies related to protocols in using the Hi Art system and other products. Due to the breadth of some of these laws, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-

party payors that are false or fraudulent, or for items or services that were not provided as claimed. While we do not give our customers advice on coding or billing procedures performed using our products, we may inadvertently or informally provide billing or code information in response to customer inquiries regarding reimbursement for procedures. We cannot provide any assurance that the government will not view our inadvertent or informal statements regarding billing or coding to be advice, in which case we could be liable for providing erroneous advice. Anti-kickback and false claims laws prescribe civil and criminal penalties for noncompliance, which can be substantial. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could have a material adverse effect on our business, financial condition and results of operations.

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

In October 2009, we implemented a restructuring program that resulted in a reduction of approximately 10% of our workforce, the second such reduction in a twelve-month time period. This second reduction particularly impacted our service organization. If these actions together do not result in proper alignment of human resources with business needs and revenue levels, our financial results may worsen. We may also need to reduce our workforce further to align with any further decline in our revenue. Our continued success will also depend on our ability to manage costs while at the same time retaining management personnel and qualified personnel with expertise in research and development, engineering, service, manufacturing, sales, marketing and finance. If we are unable to maintain an adequate number of trained, qualified and motivated personnel, particularly in our service organization, we may be unable to maintain adequate service levels or otherwise meet business objectives. As a result, our reputation and business operations could suffer, and our business, financial condition and results of operations could be materially adversely affected.

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

In April 2008, we announced our participation in a new venture, Compact Particle Acceleration Corporation (or CPAC), to continue development of our research initiative for a compact proton therapy system for the treatment of cancer. CPAC has and is continuing to seek investments from third parties to support development of this technology. We retain the option to purchase a portion of the CPAC stock held by CPAC investors in exchange for the right to commercialize the technology in the medical field, with the right first exercisable at the end of April 2010 and at any time thereafter through 2015. We cannot be certain that CPAC will be able to obtain all of the additional financing required for this project on commercially reasonable terms or that the technology development will be successful, any of which could limit our ability to grow and diversify our product portfolio. Even if CPAC is able to obtain financing and the technology development is successful, it may not have the resources to commercialize the compact proton system, the market requirements may change such that commercialization is no longer feasible, or we may not be in a position to finance our call right. If we are unable to diversify our business, we will continue to rely on a single product line for substantially all of our revenue, including all of the risks and fluctuations in revenue or profitability resulting from such reliance.

Risks Related to Our Intellectual Property

If we are not able to meet the requirements of our license agreement with the Wisconsin Alumni Research Foundation, or WARF, we could lose access to the technologies licensed thereunder and be unable to manufacture, market or sell the TomoTherapy treatment systems.

We license from WARF patents covering the multi-leaf collimator and other key technologies incorporated into the TomoTherapy treatment systems under a license agreement that requires us to pay royalties to WARF. In addition, the license agreement obligates us to pursue an agreed development plan and to submit periodic reports, and restricts our ability to take actions to defend the licensed patents. WARF has the right to unilaterally terminate the agreement if we do not meet certain minimum royalty obligations or satisfy other obligations related to our utilization of the technology. If WARF were to terminate the agreement or if we were to otherwise lose the ability to exploit the licensed patents, our competitive advantage would be reduced and we may not be able to find a source to replace the licensed technology. The license agreement reserves to WARF the initial right to defend or prosecute any claim arising with respect to the licensed technology. If WARF does not vigorously defend the patents, we may be required to engage in expensive patent litigation to enforce our rights, and any competitive advantage we have based on the licensed technology may be hampered.

If we are not able to adequately protect our intellectual property and proprietary technology, our competitive position, future business prospects and financial performance will be adversely affected.

Our success depends significantly on our ability to protect our intellectual property and proprietary technologies used in our products. If we fail to obtain patents, we are unable to obtain patents with claims of a scope necessary to cover our technology, or our issued patents are determined to be invalid or to not cover our technology, our competitors could use portions of our intellectual property, which could weaken our competitive position. We have an active program to protect our proprietary inventions through the filing of patent applications and taking certain steps to preserve the confidentiality of our confidential and proprietary information. There can be no assurance, however, that:

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

Although we have attempted to obtain patent coverage for our technology where available and appropriate, there are aspects of the technology for which patent coverage was never sought or never received. There are also countries in which we sell or intend to sell our products, but have no patents or pending patent applications. Our ability to prevent others from making or selling duplicate or similar technologies will be impaired in those countries in which we have no patent protection. We also may not be able to protect our patent rights effectively in some foreign countries. Moreover, as our patent portfolio matures, our patents will expire. Our current patent portfolios, both those licensed from third parties and those we own directly, are expected to expire at various dates between 2012 and 2027. As key patents expire, our ability to prevent competitors from copying our technology may be limited.

In addition to patents, we rely on a combination of copyright, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties, to protect our proprietary rights. We cannot be certain that these contracts have not and will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors. We cannot be certain that the steps we have taken to protect our proprietary information will be sufficient to safeguard the technology underlying our products.

We may initiate lawsuits to protect or enforce our patents or other intellectual property rights, which could be expensive and, if we lose, could cause us to lose some of our intellectual property rights.

There may be companies that are currently marketing, or may in the future market, products that compete with the TomoTherapy treatment systems in a direct challenge to our intellectual property position. In such cases, we may initiate litigation in order to stop them. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially valuable. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert our management’s attention from our core business. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us.

In addition, we may become involved in litigation to protect our trademark rights associated with our company name or our product names. Third parties may assert that our company name and product names infringe rights held by others or are ineligible for proprietary protection. If we have to change the name of our company or our products, we may experience a loss in goodwill associated with our brand name, customer confusion and a loss of sales.

We may become subject to costly intellectual property litigation, which could affect our future business and financial performance.

The medical device industry has been characterized by frequent intellectual property litigation. In particular, the field of radiation therapy for cancer is well-established and crowded with the intellectual property of competitors and others. A number of companies in our market, as well as universities and research institutions, have intellectual property, including patents and patent applications as well as trade secrets that relate to the use of radiation therapy to treat cancer. We have not conducted an extensive search of patents pending or issued to third parties, and no assurance can be given that third-party patents containing claims covering our products, technology or methods do not exist, have not been filed or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas or fields, our competitors or other third parties may assert that our products and the methods we employ in the use of our products are covered by United States or foreign patents held by them. As the number of competitors in the market for less invasive cancer treatment alternatives grows, and as the number of patents issued in this area grows, the possibility of patent infringement claims against us increases. Any such claim or litigation, regardless of merit, could cause us to incur substantial expenses and delay or materially disrupt the conduct of our business. We could also be required to pay a substantial damage award, develop non-infringing technology or enter into royalty-bearing licensing agreements, if such licenses are available on terms reasonable to us or at all, or stop selling our products. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources.

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

Risks Related to Regulatory Matters

Modifications, upgrades and future products related to the TomoTherapy treatment systems may require new FDA premarket approvals or 510(k) clearances, and such modifications or new products may also require us to recall or cease marketing one or more existing products until approvals or clearances are obtained.

The TomoTherapy treatment systems are medical devices that are subject to extensive regulation in the United States and elsewhere, including by the FDA and its foreign counterparts. Before a new medical device, or a significant change involving a new use of or claim for an existing medical device, can be marketed in the United States, it must first receive either premarket approval or 510(k) clearance from the FDA, unless an exemption exists. Either process can be expensive and lengthy. The FDA’s 510(k) clearance process usually takes from three to twelve months, but can last longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. Despite the time, effort and cost, there can be no assurance that any particular device will be approved or cleared by the FDA through either the premarket approval process or 510(k) clearance process. We have obtained 510(k) clearance from the FDA to market the TomoTherapy treatment systems for the treatment of tumors or other targeted tissues anywhere in the body where radiation therapy is indicated. An element of our strategy is to continue to upgrade the TomoTherapy treatment systems to incorporate new software and hardware enhancements that may require the approval of or clearance from the FDA or its foreign counterparts. Certain upgrades previously released by us required 510(k) clearance before we were able to offer them for sale. We expect that certain of our future upgrades to the TomoTherapy treatment systems will also require 510(k) clearance; however, future upgrades may be subject to the substantially more time-consuming and uncertain premarket review process.

The FDA requires device manufacturers to determine whether or not a modification requires an approval or clearance. Any modification to an FDA approved or cleared device that would significantly affect its safety or efficacy or that would constitute a major change in its intended use would require a new premarket approval or 510(k) clearance. We have made modifications to the Hi Art system in the past and may make additional modifications to our products in the future that we believe do not or will not require additional approvals or clearances. If the FDA disagrees and requires us to obtain additional premarket approvals or 510(k) clearances for any modifications to our products and we fail to obtain such approvals or clearances or fail to secure approvals or clearances in a timely manner, we may be required to cease manufacturing and marketing the modified device or to recall modified devices until we obtain FDA approval or clearance. In addition, we may be subject to significant regulatory fines or penalties.

The FDA and equivalent agencies in other countries may change regulations or policies governing 510(k) clearances, premarket approvals or other regulatory requirements in a way that adversely affects our existing products and business.

The FDA and its foreign counterparts regulate virtually all aspects of a medical device’s design, development, testing, manufacturing, labeling, storage, record keeping, reporting, sale, promotion, distribution and shipping. The

FDA and its foreign counterparts may change these policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay premarket approval or 510(k) clearance of our device, or could impact our ability to market our currently cleared devices. The FDA, for example, has recently announced its intention to review the 510(k) process and consider enhancements that could impact future 510(k) submissions. Such enhancements could result in additional scrutiny by the FDA on 510(k) applications submitted that could result in delays and increased costs in obtaining FDA clearances, which could materially impact our business, financial condition or results of operations.

Our products are subject to recalls even after receiving FDA clearance or approval, which would harm our reputation, business and financial results.

We are subject to the medical device reporting regulations, which require us to report to the FDA if our products cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury. The FDA and similar governmental bodies in other countries have the authority to require the recall of our products if we fail to comply with relevant regulations pertaining to manufacturing practices, labeling, advertising or promotional activities, or if new information is obtained concerning the safety or efficacy of our products. A government-mandated or voluntary recall by us could occur as a result of manufacturing defects, labeling deficiencies, packaging defects or other failures to comply with applicable regulations. Any recall would divert management attention and financial resources and could harm our reputation with customers. A recall involving one or more of the TomoTherapy treatment systems could be particularly harmful to our business, financial condition and results of operations given our relatively small size and the fact that we rely upon a single product line.

If we or our distributors do not obtain and maintain the necessary regulatory approvals in a specific country, we will not be able to market and sell our products in that country.

To be able to market and sell our products in a specific country, we or our distributors must comply with applicable regulations of that country. While the regulations of some countries do not impose barriers to marketing and selling our products or only require notification, others require that we or our distributors obtain the approval of a specified regulatory body. These regulations, including the requirements for approvals, and the time required for regulatory review vary from country to country. The governmental agencies regulating medical devices in some countries, for example, require that the user interface on medical device software be in the local language. We currently provide user guides, manuals and on-line, in the local language but only provide an English language version of the user interface. Obtaining regulatory approvals is expensive and time-consuming, and we cannot be certain that we or our distributors will receive regulatory approvals in each country in which we plan to market our products. If we modify our products, we or our distributors may need to apply for additional regulatory approvals before we are permitted to sell it. We may not continue to meet the quality and safety standards required to maintain the authorizations that we or our distributors have received. It can also be costly for us and our distributors to keep up with regulatory changes issued or mandated from time to time. If we change distributors, it may be time-consuming and disruptive to our business to transfer the required regulatory approvals, particularly if such approvals are maintained by our third-party distributors on our behalf. If we or our distributors are unable to maintain our authorizations, or fail to obtain appropriate authorizations, in a particular country, we will no longer be able to sell our products in that country, and our ability to generate revenue will be materially adversely affected.

We must manufacture our products in accordance with federal and state regulations, and we could be forced to recall our installed systems or terminate production if we fail to comply with these regulations.

We are required to comply with the FDA’s Quality System Regulation, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality requirements. The FDA enforces the Quality System Regulation through periodic inspections. FDA inspections usually occur every two to three years. During such inspections, the FDA may issue reports, known as Form FDA 483 reports, listing instances where the manufacturer has failed to comply with applicable regulations and procedures, or warning letters. If the manufacturer does not adequately respond to such reports or letters, the FDA may take enforcement action against the manufacturer, including the imposition of fines, restriction of the ability to export product, total shutdown of production facilities and criminal prosecution. If in the future we fail a Quality System Regulation inspection or receive a Form FDA 483 report, our operations could be disrupted and our manufacturing operations delayed. Failure to take adequate corrective action in response to a Quality System Regulation inspection could force a shutdown of our manufacturing operations and a recall of one or more of our products which, since we manufacture exclusively in the United States, could impact our business globally. In addition, because some foreign regulatory approvals are based on approvals or clearances from the FDA, any failure to comply with FDA requirements may also disrupt our sales of products in other countries. Our products are also subject to similar state regulations and various foreign laws and regulations, which could have similar consequences in a given state or country. If any of these events occurs, our reputation could be harmed, we could lose customers and there could be a material adverse effect on our business, financial condition and results of operations.

If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services has promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the HITECH Act of 2009. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most uses and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. Although we are not a covered entity under HIPAA, we have entered into agreements with certain covered entities under which we are considered to be a “business associate” under HIPAA. As a business associate, we are required to implement policies, procedures and reasonable and appropriate security measures to protect individually identifiable health information we receive from covered entities. Our failure to protect health information received from customers could subject us to liability and adverse publicity, and could harm our business and impair our ability to attract new customers.

In addition, if the firewall software protecting the information contained in the TomoTherapy treatment systems’ databases fail or someone is successful in hacking into the databases, we could face damage to our business reputation and possible litigation and regulatory action. Certain governmental agencies, such as the U.S. Department of Health and Human Services and the Federal Trade Commission, have the authority to protect against the misuse of consumer information by targeting companies that collect, disseminate or maintain personal information in an unfair or deceptive manner. We are also subject to the laws of those foreign jurisdictions in which we sell our products, some of which currently have more protective privacy laws. If we fail to comply with applicable regulations in this area, our business and prospects could be harmed.

We are subject to environmental laws and regulations in the United States and other countries that, if violated, could subject us to penalties and fines, which could increase our liabilities and harm our reputation or our business.

We are required to comply with several regulations and directives currently issued by the European Union relating to hazardous substances and protection of the environment. For example, regulations in Europe referred to as the Waste Electrical and Electronic Equipment (or WEEE) Directive, provide for the proper disposal of electrical equipment in a way that minimizes impact to the environment. The WEEE Directive imposes certain labeling and registration requirements on manufacturers of electrical equipment such as us. Similarly, the Reduction of Hazardous Substances (or RoHS) Directive generally applies to the electrical and electronics industries and seeks to disallow use of certain hazardous substances common in those types of products. The RoHS Directive initially exempted medical devices from compliance, but recently was amended to require new medical devices introduced after January 1, 2013 to be in compliance. Compliance with these and similar regulations in other jurisdictions will require us to undertake a number of initiatives to train our employees, modify our products or their labeling in certain circumstances and otherwise impose additional costs on our business. Failure to comply may result in fines or other penalties, or result in disruption of sales of products in certain countries, which could result in a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Common Stock

Our common stock has only been publicly traded since May 2007, and its price may fluctuate substantially.

Prior to our initial public offering in May 2007, there was no public market for shares of our common stock. Since that time, the market price of our common stock has fluctuated significantly. The price of our common stock will continue to be affected by a number of factors, including:

•	fluctuations in quarterly revenue, net income and orders backlog;

•	regulatory developments related to the manufacturing, marketing or sale of our products;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or new orders, or changes in recommendations by any securities analyst that elects to follow our common stock;

•	sales of large blocks of our common stock; and

•	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results.

Share price fluctuations may be exaggerated if the trading volume of our common stock is low. The lack of a trading market may result in the loss of research coverage by securities analysts. Moreover, we cannot provide any assurance that any securities analysts will initiate or maintain research coverage of our company and our shares of common stock. If our future quarterly operating results are below the expectations of securities analysts or investors, the price of our common stock would likely decline. Securities class action litigation, which is often brought against companies following periods of volatility, has been brought against us based on share price volatility in 2007 and 2008. Such claims could result in substantial expense and divert management’s attention from our business.

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

We are subject to various claims and legal proceedings arising in the ordinary course of our business, including the pending securities class action described in more detail in Note H to the Financial Statements included in this Annual Report on Form 10-K. We believe that the ultimate resolution of these matters, whether individually or in the aggregate, will not have a material adverse effect on our business, prospects, financial condition and results of operations.

Item 4.	[Reserved]

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “TOMO.” The high and low sale prices for each full quarterly period within the two most recent fiscal years are as follows:

	High	Low

Fiscal Year 2008
First Quarter	$20.16	$12.56
Second Quarter	$15.00	$6.79
Third Quarter	$10.00	$4.45
Fourth Quarter	$5.00	$1.81

Fiscal Year 2009
First Quarter	$3.26	$1.97
Second Quarter	$3.40	$2.08
Third Quarter	$4.67	$2.43
Fourth Quarter	$4.50	$2.89

Holders

As of February 26, 2010, there were 521 registered shareholders of record of our common stock.

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

Performance Graph

The graph set forth below compares the cumulative total shareholder return on our common stock between May 9, 2007 (our initial trading date) and December 31, 2009, with the cumulative total return of (i) the NASDAQ Composite Index and (ii) the S&P Healthcare Index over the same period. This graph assumes the investment of $100 on May 9, 2007 in our common stock, the NASDAQ Composite Index and the S&P Healthcare Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on May 9, 2007 was the closing sales price of $22.67 per share.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among TomoTherapy Incorporated, the NASDAQ Composite Index and
the S&P Healthcare Index

*	$100 invested on May 9, 2007 in stock or in index, including reinvestment of dividends.

Recent Sales of Unregistered Securities

(a) From January 1, 2007 through the date of this Annual Report on Form 10-K, we sold the following securities that were not registered under the Securities Act. The following share numbers give effect to a 1.36-for-1 split of our common stock and preferred stock that occurred on May 8, 2007.

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

(b) From January 1, 2007 to December 31, 2009, we did not grant any options to purchase shares of unregistered common stock to our directors, employees and consultants nor did we issue any shares of unregistered common stock upon the exercise of such options.

Use of Proceeds from Public Offering of Common Stock

Our initial public offering of 13,504,933 shares of our common stock, par value $0.01 per share, was effected through a Registration Statement on Form S-1 (Reg. No. 333-140600), which was declared effective by the SEC on May 8, 2007. We issued 10,602,960 shares on May 9, 2007 for gross proceeds to the Company of $201.5 million. We paid the underwriters a commission of $14.1 million and incurred additional offering expenses of approximately $2.7 million. After deducting the underwriters’ commission and the offering expenses, we received net proceeds of approximately $184.7 million. The managing underwriter of our initial public offering was Merrill Lynch & Co. In addition, 2,901,973 shares were sold by selling shareholders, 1,761,513 of which were purchased by the underwriters’ exercise of their overallotment option.

No payments of underwriters’ commissions or offering expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

Through December 31, 2009, we used $82.9 million of the net proceeds from our initial public offering, as described in the following table (in millions):

Working capital	$59.4
Purchases of property and equipment	16.0
Purchases of test systems	5.7
Acquisition of Chengdu Twin Peak Accelerator Technology Inc.	1.5
Repayment of debt	0.3

Total net proceeds used	$82.9

None of the above uses of cash involved payments made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of our common stock during the three months ended December 31, 2009 from employees who are restricted stock holders to satisfy income tax withholding obligations:

Total Number
			of Shares	Maximum Number
			Purchased as	of Shares
	Total Number	Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced	Purchased Under the
Period	Purchased(1)	per Share	Plans or Programs	Plans or Programs(2)

October 1, 2009 — October 31, 2009	—	$—	—	—
November 1, 2009 — November 30, 2009	—	$—	—	—
December 1, 2009 — December 31, 2009	3,501	$3.90	—	—

Total	3,501	$3.90	—	—

(1)	Consists of shares surrendered to us from employees to satisfy income tax withholding obligations that arose upon the vesting of restricted stock awards.

(2)	Pursuant to the our 2007 Equity Incentive Plan, as amended (the Plan), we may occasionally repurchase shares of our common stock from recipients of restricted stock awards under the Plan in order to permit such participants to satisfy income tax obligations arising upon the vesting of such restricted stock awards. The amount of such future share repurchases, if any, is unascertainable as of the date of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of December 31, 2009 and 2008 and the consolidated statements of operations data for the years ended December 31, 2009, 2008 and 2007 are derived from our audited consolidated financial statements included elsewhere herein, which have been prepared in accordance with generally accepted accounting principles in the United States. The consolidated balance sheet data as of December 31, 2007, 2006 and 2005 and the consolidated statements of operations for the years ended December 31, 2006 and 2005 have been derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

Consolidated Balance Sheet data (in thousands):

	As of December 31,
	2009	2008	2007	2006	2005

Cash and equivalents	$76,108	$65,967	$191,780	$20,137	$30,396
Short-term investments	78,225	88,825	—	—	—
Receivables, net	33,559	41,259	44,108	19,050	14,235
Inventories, net	47,669	63,983	53,171	40,026	28,283
Working capital	161,753	189,834	211,449	7,446	7,792
Total assets	270,251	296,428	325,142	109,314	82,303
Deferred revenue and customer deposits	47,411	39,027	35,338	43,307	49,281
Long-term debt (including current maturities)	593	727	841	875	214
Redeemable convertible preferred stock	—	—	—	212,663	166,402
Total shareholders’ equity (deficit)	183,424	213,594	239,657	(184,117)	(151,406)

Consolidated Statement of Operations data (in thousands except per share data):

	Years Ended December 31,
	2009	2008	2007	2006	2005

Revenue	$164,031	$204,589	$232,810	$156,102	$75,754
Income (loss) before income tax and cumulative effect of change in accounting principle	(42,765)	(33,659)	16,450	7,731	317
Income tax expense (benefit)	(288)	6,931	5,788	(7,184)	78
Cumulative effect of change in accounting principle(1)	—	—	—	(2,140)	—

Net income (loss)	(42,477)	(40,590)	10,662	12,775	239
Noncontrolling interests	5,107	7,102	—	—	—
Accretion of redeemable convertible preferred stock(2)	—	—	(237,582)	(46,253)	(68,075)

Net loss attributable to shareholders	$(37,370)	$(33,488)	$(226,920)	$(33,478)	$(67,836)

Basic and diluted net loss per share attributable to shareholders	$(0.74)	$(0.67)	$(6.35)	$(3.78)	$(8.48)

Weighted average common shares used in computing basic and diluted net loss per share attributable to shareholders	50,777	50,199	35,731	8,856	7,996

(1)	Represents the impact of the adoption of new accounting guidance on the accounting for freestanding warrants and other similar instruments on shares that are redeemable. Pursuant to the new accounting guidance, we were required to classify our outstanding warrants to purchase preferred stock as a liability on our balance sheet and record adjustments to their fair value in our statements of operations at the end of each reporting period. For the year ended December 31, 2006, the impact of the change in accounting principle was to decrease net income by $3.1 million, consisting of a $2.2 million cumulative effect adjustment for the change in accounting principle as of January 1, 2006, when we adopted the new accounting guidance, and $0.9 million of expense that was recorded in other income (expense), net to reflect the increase in fair value between January 1, 2006 and December 31, 2006. The warrants were subject to revaluation at each balance sheet date and any change in fair value was recognized as a component of other income (expense), net, until the completion of our initial public offering when the preferred warrants converted to common stock warrants.

(2)	Accretion of redeemable convertible preferred stock represents the impact attributable to the increase in the fair market value of shares of our redeemable convertible preferred stock prior to their conversion into shares of our common stock upon the closing of our initial public offering. The holders of Series A, B, C and D preferred stock had the option to sell their stock back to us at the greater of (i) the original purchase price plus accrued dividends, or (ii) the fair market value of the stock. The holders of Series E preferred stock had the option to sell their stock back to us at the original purchase price plus accrued dividends. The put option and the related accretion of the preferred stock terminated upon the completion of our initial public offering when all of our issued and outstanding shares of preferred stock converted to common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We developed, manufacture, market and sell advanced radiation therapy solutions to treat a wide range of cancer types. We market and sell our products to hospitals and cancer treatment centers in North America, Europe, the Middle East and Asia-Pacific and offer customer support services in each region either directly or through distributors.

The treatment systems in our TomoTherapy platform (collectively, the System) operate on a ring gantry and combine integrated CT imaging with conformal radiation therapy to deliver sophisticated radiation treatments with speed and precision while reducing radiation exposure to surrounding healthy tissue. Our Systems include: (1) the Hi Art treatment system, (2) the TomoHD treatment system, and (3) the TomoMobile relocatable radiation therapy solution. The Hi Art treatment system is our flagship product and has been used since 2003 to deliver CT-guided, helical intensity-modulated radiation therapy (IMRT) treatment fractions. The TomoHD treatment system was announced in October 2009, is targeted for shipment in the second half of 2010 and includes both our TomoHelical and TomoDirect treatment modalities to enable cancer centers to treat a broader patient population with a single device. The TomoMobile relocatable radiation therapy solution was first shipped in late 2009, consists of a standard TomoTherapy treatment system housed in a movable coach and is designed to improve access and availability of state-of-the-art cancer care.

For the years ended December 31, 2009 and 2008, our revenue was $164.0 million and $204.6 million, respectively, a decrease of 20%, and our net loss attributable to shareholders was $37.4 million and $33.5 million, respectively, an increase of 12%. We believe that a combination of the recent global economic downturn, the ongoing credit crisis, uncertainty regarding medical reimbursement rates and national healthcare reform, our transition in sales leadership during the first half of 2009 and enhanced competitive pressure negatively affected our volume of Systems installed and accepted during 2009 as compared to 2008. As a result, we recognized revenue on 27% fewer Systems in 2009 than in 2008. Although our revenue decreased from the prior year and we experienced a net loss in 2009, we maintained a working capital balance of $161.8 million, including $154.3 million of cash and short-term investments as of December 31, 2009. Thus, we believe we are able to fund ongoing operations and to invest in future product offerings for at least the next 12 months.

During 2008, we acquired 100% of the outstanding capital stock of Chengdu Twin Peak Accelerator Technology Inc. (Twin Peak), a privately-held company based in Chengdu, China, for consideration of approximately $3.1 million. We believe that Twin Peak could be a lower-cost alternative and secondary source of supply for linear accelerators, a critical component of the System. In December 2009, we installed our first System containing a Twin Peak linear accelerator. We plan to install several more during 2010.

Due to the continued adverse global economic conditions, the ongoing credit crisis, the long sales cycle between customer order and delivery and continued market competition, we expect our 2010 revenue performance to be comparable to 2009. Furthermore, we expect to use approximately $30 million of cash during 2010, mainly to fund our planned operating loss. Although our use of cash will be significantly higher in 2010 as compared to 2009, we believe that in 2010 we will continue to have sufficient liquidity and limited debt.

Despite near-term economic challenges and a decline in incoming orders during 2009, we remain confident in the future commercial demand for our technology and product offerings due to our backlog of $136 million as of December 31, 2009, increasing service revenue, planned future new products and product enhancements and anticipated growth in demand for image-guided radiation therapy equipment.

Factors Affecting Our Financial Performance

Our financial performance is significantly affected by the following factors:

Incoming Orders

Since we sell high-priced capital equipment with a transaction cycle that can take many months between customer order and delivery, an important measure of our future financial performance is the dollar value of incoming orders for equipment. During 2009, we experienced a decline in incoming orders as compared to 2008. We believe that this decline resulted from a combination of the global economic downturn, the ongoing credit crisis, our transition in sales leadership during the first half of 2009, increased competitive pressure, uncertainty regarding national healthcare reform and a recent U.S. federal government review of reimbursement rates for healthcare providers.

Since the System is a major capital expenditure, our customers may require funding through a credit facility or lease arrangement. In the current economic environment, many customers are having increased difficulty obtaining the necessary credit or are subject to increased constraints on their use of available cash. In addition, the current economic environment may cause potential new customers to delay placing capital equipment orders or to purchase equipment that is less costly. During 2009, some orders we expected to close were not placed, which we believe might be the result of concerns about economic conditions or difficulty obtaining financing. Also, we believe that certain customers delayed their purchase decisions until the Centers for Medicare and Medicaid Services finalized and announced their new reimbursement rates for radiation therapy in November 2009.

We continued to experience increased competition in the marketplace during 2009. To counter this, we continue to strive to improve the quality and effectiveness of our sales force, increase our focus on group purchasing organizations and national accounts, increase our emphasis on regional user meetings and expand product features, as evidenced by our previously announced plans to launch TomoDirect software. We have also extended our product portfolio from one to three market offerings by adding two new radiotherapy solutions: TomoMobile, which is a relocatable radiation therapy system, and the TomoHD treatment system, which will include expanded functionality and is expected to be available in late 2010. Furthermore, we believe continued innovation and expansion of our clinical capabilities will extend our technology leadership position, increase our prospects for greater market share and generate revenue growth.

During 2008, we terminated the distribution agreement with our former Japanese distributor, resulting in a temporary stoppage of incoming orders from Japan. Effective January 1, 2009, we entered into a distribution agreement with Hitachi Medical Corporation (Hitachi) to distribute the System in Japan. Japan is the second largest market in the world for radiation therapy equipment. We believe Hitachi’s knowledge of the radiation therapy market will help us regain our momentum in this important market.

Backlog

As of December 31, 2009, we had a backlog of $136 million, the majority of which we believe should convert to revenue within the next 12 months. We define backlog as the total contractual value of all firm orders received for the System and related options that we believe are likely to ship within 24 months. To be included in backlog, such orders must be evidenced by a signed quotation or purchase order from the customer or distributor.

On a regular basis, we review our open orders to determine if they meet our backlog definition by evaluating various factors including site identification, requested delivery date and customer or distributor history. If they no longer meet our backlog definition, we remove the orders from our backlog. As a result of this process, we removed several orders from our backlog during the year ended December 31, 2009. Reasons for these removals included uncertainty regarding customer project sites and customer shipment schedules.

Revenue

Product revenue.  The majority of our product revenue is generated from sales of the System. We negotiate the actual purchase price with each customer or distributor, and, historically, the purchase price has varied significantly across geographic regions.

We believe that a combination of the recent global economic downturn, the ongoing credit crisis, uncertainty regarding medical reimbursement rates and national healthcare reform, our transition in sales leadership during the first half of 2009 and enhanced competitive pressure caused our 2009 revenue to decrease as compared to 2008. However, we remain confident in the future commercial demand for our technology and product offerings due to our revenue backlog, increasing service revenue, planned future new products and product enhancements and anticipated growth in demand for image-guided radiation therapy equipment.

Our revenue projections can be impacted by a number of factors, including the following:

•	On average, the System is shipped to our customer within 12 months after we receive the order. However, on occasion, individual orders may become delayed and take longer than 12 months to ship. Timing of deliveries can be affected by factors out of our control such as construction delays at customer project sites and customer credit issues. For direct and non-certified distributor sales, we recognize revenue upon end customer acceptance of the System, which usually occurs three to four weeks after its delivery. For certified distributor sales, we recognize revenue upon shipment of the System to the certified distributor. Each System installation represents a significant percentage of our revenue for the period in which it occurs.

•	Our geographic mix of customers may impact our average selling prices. Increased sales of the System outside of North America have tended to favorably impact our gross margins due to higher average selling prices in these markets. We intend to continue to expand our international selling efforts, although we cannot be certain that favorable pricing trends will continue nor can we be certain of how foreign currency exchange rates will impact our financial results in the future.

•	Our ability to demonstrate the clinical benefits of the System compared to competing systems is a factor in our ability to increase market demand for the System. To compete effectively, we may need to offer additional features that could require substantial additional resources to develop.

•	Our strategy to target customers in the United States with single- or dual-linear accelerator centers will depend on that market segment’s interest in our recently introduced TomoDirect software and TomoHD treatment system, which both offer versatility in treatment modality. To generate interest and penetrate this market, we may need to further develop these product offerings or offer additional features that could require considerable additional investment.

•	Our focus on sales to for-profit, multi-center customers in the United States may require us to lower selling prices, as these customers tend to negotiate quantity discounts. In addition, we have a limited history of working with these for-profit, multi-center customers. Orders from these customers may remain in backlog longer than those from customers who place single unit orders, as units sold to multi-center customers tend to install sequentially over a longer period of time.

•	The System is a major capital equipment item that represents a significant purchase for most of our customers. If the macroeconomic conditions do not improve, our customers may choose to delay some of their capital spending or may not have or be able to obtain the funds necessary to purchase equipment such as the System. As a result, our incoming orders and subsequent revenue recognition may be materially adversely affected.

Also included in our product revenue are sales of optional equipment and software enhancements purchased by our end customers. Because we plan to further develop the System by adding upgraded features, we expect continued revenue growth from sales of optional equipment and software enhancements.

Service revenue.  Our service revenue is generated primarily from post-warranty service contracts and the sale of service spare parts. Our service contracts may be purchased with one-year or multiple-year terms and for a variety of service levels, giving our customers the option to contract for the level of support they desire. As of December 31, 2009, our most popular service plan was our Total TLC Service Package (Total TLC). Under Total TLC, we provide customers with full spare parts coverage, including installation service by our field service engineers, full scheduled maintenance and unplanned repair service. We recognize service contract revenue ratably over the term of the contract. We recognize revenue from spare parts, which are primarily sold to our distributors, upon shipment. As the number of installed Systems continues to grow, we expect growth in our revenue from post-warranty service contracts.

Our ability to execute our strategies to increase incoming orders, to expand backlog with high quality orders, to raise sales of optional equipment and software enhancements and to grow our service revenue will have a direct impact on our ability to increase overall revenue in the future. If we are unable to successfully execute these strategies, we may generate revenue at levels that are lower than those we have generated in the past.

Cost of revenue

Cost of revenue includes all of our manufacturing and service costs. It consists of material, labor and overhead costs incurred in manufacturing the System. It also includes the cost of shipping the System to the customer site, installation costs, warranty provision and royalty payments to Wisconsin Alumni Research Foundation (WARF), one of our shareholders. Finally, cost of revenue includes customer support expenses required to service and repair the System during the warranty and service contract periods.

In future periods, we expect to improve our gross margins through the following initiatives:

•	Service and support expenses. We have a declining number of individual service contracts that produce negative gross profit margins for which we have recorded a reserve for the related estimated future losses. The decline is due in part to our success in reducing the overall average direct service costs per installed System. We expect to continue to improve service contract margins by leveraging our service infrastructure costs over a larger installed base, increasing the price for some of our older annual service contracts, training our personnel to improve their problem-solving capabilities, implementing remote diagnostic functionalities, outsourcing certain tasks when cost-effective and feasible and introducing component design changes aimed at reducing costs, increasing longevity and improving serviceability of our spare parts. In addition, we believe that achieving certain of these initiatives should also lead to reduced warranty costs and improved System performance.

•	Component supply and cost. Our cost of revenue continues to be impacted by high component costs and high, but declining, replacement rates. We continue to develop alternate components and implement enhancements to increase the performance of components used in the System. We are also seeking to identify lower-priced components of comparable or improved performance and quality, as well as making engineering improvements to the System in order to reduce costs. We believe that achieving these goals should result in reduced manufacturing, warranty and service support costs in the long term.

Our ability to execute on these strategies to reduce customer support and service expenses, as well as component costs and failure rates, will have a direct impact on our ability to improve profitability in the future. If we are unable to successfully execute these strategies, we may experience margins that are similar to or lower than our past performance.

Research and development expenses

Research and development expenses consist primarily of salary and benefits for research and development personnel who design and develop future products and product enhancements. Research and development also includes expenses associated with product design and development, the Compact Particle Acceleration Corporation

(CPAC) proton therapy research project, customer research collaborations and fees to third parties who furnish services related to these activities.

We expect research and development expenses to increase during 2010 as compared to 2009, both in dollars and as a percentage of total revenue, as we intend to increase our spending to support our ongoing product development initiatives. In addition, we expect to capitalize fewer software development costs related to ongoing product development projects in 2010 as compared to 2009, and we expect CPAC’s expenses to increase during 2010 if it can obtain additional third-party funding.

Selling, general and administrative expenses

Selling, general and administrative expenses consist of salary and benefits for executive management, sales, marketing and other corporate functions. Also included in these expenses are travel, sales commissions, trade shows and marketing materials and expenses related to accounting, legal, tax and other consulting fees.

We expect 2010 selling, general and administrative expenses to increase in both dollars and as a percentage of total revenue as compared to 2009, as we intend to increase our selling and marketing expenses to further promote our products to our targeted markets. In addition, we expect to increase our general and administrative spending, as we plan to add resources to meet the requirements of our corporate functions.

Nonoperating expenses

Because we conduct business in numerous foreign jurisdictions, we are exposed to changes in foreign currency exchange rates. Foreign currency exchange rate fluctuations could materially adversely affect our business, financial condition and results of operations. Our primary exposures are related to foreign currency denominated sales and expenses in Europe. As of December 31, 2009, we did not have a hedging program in place to offset these risks.

Interest income

Since the completion of our initial public offering, we have invested a portion of our cash balances in a short-term investment portfolio. Until 2009 when interest rates declined sharply, this has led to growing interest income. We expect interest income to decline in 2010 as compared to 2009, due to both lower levels of investable cash and reduced interest rates.

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

When deemed necessary, valuation allowances are established to reduce deferred tax assets to amounts more-likely-than-not to be realized. This requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets will be realized. Evidence considered during 2008 and again in 2009 included the existence of cumulative three-year losses, a decreased backlog, current year loss and the negative impact of current economic conditions, which resulted in our continuing to record a valuation allowance to offset net deferred tax assets in domestic and certain foreign taxing jurisdictions.

Noncontrolling interests

Our consolidated financial statements include the accounts of CPAC, our controlled, minority-owned affiliate. Although our ownership in CPAC is less than 50%, we consolidated CPAC, as we hold a call option on certain medical technology of CPAC and maintain overall control of CPAC’s board of directors. Therefore, CPAC’s outside stockholders’ interests are shown in our consolidated financial statements as “Noncontrolling interests.” If CPAC can obtain additional third-party funding, we expect our ownership percentage to continue to decline.

Results of Operations

The following table sets forth our statements of operations as a percentage of revenue for the periods indicated:

	Years Ended December 31,
	2009	2008	2007

Revenue:
Product	73.5%	85.5%	91.9%
Service and other	26.5	14.5	8.1

Total revenue	100.0	100.0	100.0

Cost of revenue:
Product	38.3	40.2	39.4
Service and other	42.8	35.6	23.4

Total cost of revenue	81.1	75.8	62.8

Gross profit	18.9	24.2	37.2

Operating expenses:
Research and development	16.9	20.8	14.7
Selling, general and administrative	29.4	22.7	18.2

Total operating expenses	46.3	43.5	32.9

Income (loss) from operations	(27.4)	(19.3)	4.3
Other income	1.3	2.8	2.8

Income (loss) before income tax	(26.1)	(16.5)	7.1
Income tax expense (benefit)	(0.2)	3.4	2.5

Net income (loss)	(25.9)%	(19.9)%	4.6%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue

Revenue by major type for the years ended December 31, 2009 and 2008 was as follows (in thousands):

	Years Ended December 31,
	2009		2008

Product revenue	$120,571	73.5%	$174,929	85.5%
Service and other revenue	43,460	26.5	29,660	14.5

	$164,031	100.0%	$204,589	100.0%

Revenue by geographic region for the years ended December 31, 2009 and 2008 was as follows (in thousands):

	Years Ended December 31,
	2009		2008

North America(1)	$90,057	54.9%	$135,977	66.5%
Europe and Middle East	35,448	21.6	49,588	24.2
Asia-Pacific	38,526	23.5	19,024	9.3

	$164,031	100.0%	$204,589	100.0%

(1)	North America contains revenue from the United States of $82.0 million and $134.7 million for the years ended December 31, 2009 and 2008, respectively.

Product revenue decreased $54.4 million, or 31%, between years. The decrease was primarily due to a $45.1 million decline in revenue related to a lower number of Systems installed and accepted during 2009 as compared to 2008. Also contributing to the decrease was a $6.0 million reduction in revenue related to a 5% decline in the System’s average selling price during 2009 from 2008, which was primarily caused by a 10% decrease in the System’s average selling price in Europe and the Middle East due largely to a decline in foreign currency exchange rates. In addition, revenue related to our optional software packages decreased by $1.5 million. Finally, we recognized a net reduction to revenue of $1.4 million during 2009 related to our transition of Japanese distributors.

Service and other revenue increased $13.8 million, or 47%, between periods. This increase was primarily attributable to an increase in service contract revenue, as more Systems moved from warranty to service contract coverage. There were 50% more units covered by service contracts at December 31, 2009 as compared to December 31, 2008.

No single customer accounted for more than 10% of our revenue for the years ended December 31, 2009 or 2008.

Cost of revenue

Cost of revenue decreased to $133.1 million for the year ended December 31, 2009 from $155.0 million for the year ended December 31, 2008, a reduction of $21.9 million, or 14%, and, overall, our gross margin was 18.9% for the year ended December 31, 2009 compared to 24.2% for the year ended December 31, 2008. Although manufacturing period expenses increased, the increase was more than offset by decreases in product costs due to the installation and acceptance of fewer Systems in 2009 as compared to 2008, as well as lower total service and support costs and warranty expenses.

Manufacturing period expenses increased by $2.0 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This increase was primarily due to our decision to slow manufacturing activity during the first six months of 2009, which led to an increase in unabsorbed costs.

Total service and support costs decreased by $2.6 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. Although there was a $9.4 million increase in our overall service contract costs during 2009 due to the larger number of units under service contract at December 31, 2009 as compared to December 31, 2008, such increase was more than offset by several factors, including (a) an $11.1 million decline in service infrastructure costs, as travel and overtime expenses decreased $4.8 million due to a lower number of service repair interventions to our installed base, costs associated with component and software upgrades to the installed base decreased $3.3 million, employee costs decreased $0.7 million, as fewer employees were engaged in customer support activities, and outside services decreased $0.7 million, as we incurred additional expenses during 2008 related to our Japanese distributor transition, and (b) a $1.0 million decrease in our excess and obsolete service inventory provision due to an overall reduction in our spare parts inventory and improved inventory management.

Warranty expenses decreased $7.5 million, or 62%, for the year ended December 31, 2009 compared to the year ended December 31, 2008, as fewer warranty service calls were required due to the improved overall performance of our installed base of Systems. In addition, our average annual cost per direct warranty unit declined 22% from 2008, due mainly to decreases in labor and parts costs, and our base of units under warranty declined 15% from 2008 due to a lower number of Systems installed and accepted during 2009.

During 2009, we continued to make progress related to the financial performance of our service contracts. We charge each service contract with the direct costs associated with performing service at the particular site, including direct labor, overhead, parts and freight. During 2009, we serviced our growing installed base of Systems with a smaller staff of field engineers, invested in training our personnel to improve their diagnostic capabilities and redesigned certain System components. As a result, our average annual cost per direct service contract declined 12% in 2009 as compared to 2008.

Research and development expenses

Research and development expenses by category for the years ended December 31, 2009 and 2008 were as follows (in thousands):

	Years Ended December 31,
	2009	2008	$ Change	% Change

System R&D	$23,018	$33,616	$(10,598)	(31.5)%
Proton Project/CPAC R&D	4,621	8,941	(4,320)	(48.3)

	$27,639	$42,557	$(14,918)	(35.1)%

Total research and development expenses decreased $14.9 million, or 35%, between periods. System research and development activities decreased by $10.6 million primarily due to a $4.2 million reduction in project spending, as we focused our spending mainly on high priority projects and a $2.4 million decrease in employee costs, as fewer employees were engaged in research and development activities. We also capitalized internal development costs of $3.6 million during 2009 related to certain software options that were under development as compared to $0.2 million in capitalized internal development costs during 2008. The proton therapy research project spending decreased by approximately $4.3 million during 2009, as CPAC slowed its development activities during the first quarter of 2009 until it received additional third-party capital and reduced consultant fees by $2.1 million during the second half of 2009 due to funding limitations.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $48.2 million for the year ended December 31, 2009 from $46.3 million for the year ended December 31, 2008, an increase of $1.9 million, or 4%. The increase was primarily due to a $2.1 million expense recorded during 2009 related to our transition of Japanese distributors, a $1.7 million increase in selling costs due to our decision to provide concessions in response to customer requests for product support, a $1.3 million increase in facility, insurance and test system costs and a $1.3 million increase in bonus expense, as we established a discretionary provision during 2009. The increases were largely offset by a $3.2 million reduction in commission expenses due to the lower volume of Systems ordered or accepted during 2009 and a $1.4 million decrease in travel expenses.

Other income (expense)

We had other income of $2.1 million and $5.7 million for the years ended December 31, 2009 and 2008, respectively, a decrease of $3.6 million, or 63%. The decrease was primarily due to a $2.2 million decline in interest income, as our average investment balances and interest rates were lower during 2009 as compared to 2008. In addition, we experienced an unfavorable impact from foreign currency exchange of $1.2 million, as the value of the U.S. dollar decreased during 2009.

Income tax expense (benefit)

For the year ended December 31, 2009, we recorded an income tax benefit of $0.3 million resulting in an effective income tax rate of 0.7%. Our effective tax rate for the twelve months ended December 31, 2009 differed significantly from the statutory tax rate primarily due to recording a valuation allowance for deferred tax assets in domestic and certain foreign taxing jurisdictions that are not more-likely-than-not to be realized. For the year ended December 31, 2008, we recorded income tax expense of $6.9 million resulting in an effective income tax rate of 20.6%, which included the effect of establishing the aforementioned valuation allowance for deferred tax assets.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue

Revenue by major type for the years ended December 31, 2008 and 2007 was as follows (in thousands):

	Years Ended December 31,
	2008		2007

Product revenue	$174,929	85.5%	$213,900	91.9%
Service and other revenue	29,660	14.5	18,910	8.1

	$204,589	100.0%	$232,810	100.0%

Revenue by geographic region for the years ended December 31, 2008 and 2007 was as follows (in thousands):

	Years Ended December 31,
	2008		2007

North America(1)	$135,977	66.5%	$129,493	55.6%
Europe and Middle East	49,588	24.2	61,337	26.4
Asia-Pacific	19,024	9.3	41,980	18.0

	$204,589	100.0%	$232,810	100.0%

(1)	North America contains revenue from the United States of $134.7 million and $121.3 million for the years ended December 31, 2008 and 2007, respectively.

Product revenue decreased $39.0 million, or 18%, between years. The decrease was primarily due to a $37.7 million decline in revenue related to a lower number of Systems installed and accepted during 2008 as compared to 2007. Also contributing to the decrease was a $4.9 million reduction in revenue related to a 3% decline in the System’s average selling price during 2008 from 2007, which was primarily caused by a 6% decrease in the System’s average selling price in Europe and the Middle East. These decreases were partially offset by a $3.6 million increase in revenue related to our optional equipment and software packages.

Service and other revenue increased $10.8 million, or 57%, between years. This increase was primarily attributable to an $11.3 million increase in service contract revenue, as more Systems moved from warranty to service contract coverage. There were 51% more units covered by service contracts at December 31, 2008 as compared to December 31, 2007. The increase was also attributable to a $1.1 million increase in turnkey revenue related to construction services managed for customers and was partially offset by a $1.9 million decrease in spare parts and other service revenue.

No single customer accounted for more than 10% of our revenue for the years ended December 31, 2008 or 2007.

Cost of revenue

Cost of revenue increased to $155.0 million for the year ended December 31, 2008 from $146.1 million for the year ended December 31, 2007, an increase of $8.9 million, or 6%, and, overall, our gross margin was 24.2% for the year ended December 31, 2008 compared to 37.2% for the year ended December 31, 2007. Although product costs decreased due to the installation and acceptance of fewer Systems in 2008 as compared to 2007, the decrease was more than offset by increases in total service and support costs.

Manufacturing period expenses decreased by $0.8 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The decrease was primarily due to an increase in manufacturing activity during the year, which led to an increase in absorbed costs.

Total service and support costs increased by $18.3 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase was caused by multiple factors, including (a) an $11.1 million increase in service infrastructure costs, as employee costs increased $12.3 million due to an increase in the total number of employees engaged in our service operations, costs associated with component and software upgrades to the installed base increased $2.7 million, corporate facility allocations increased $2.2 million due to additional office and plant floor space, travel and logistics costs increased $1.8 million due to a higher number of service repair interventions to our installed base and to the opening of additional spare parts depots, we incurred $1.4 million in expenses associated with our Japan distributor transition during the fourth quarter of 2008, test system amortization expense increased $0.5 million due to the addition of several Systems and, partially offsetting these increases, a significant rise in direct service activity during 2008, which led to a $10.0 million decrease in indirect service costs, (b) a $4.2 million increase in our overall service contract costs during 2008 due to the larger number of units under service contract December 31, 2008 as compared to December 31, 2007, (c) a $1.7 million increase in costs related to sales of spare parts to distributors and (d) a $1.5 million increase in our excess and obsolete service inventory provision due mainly to an increase in service parts returned from the field and sent to vendors that had not yet been evaluated or repaired.

Warranty expense decreased $0.3 million, or 2%, for the year ended December 31, 2008 compared to the year ended December 31, 2007, as fewer warranty service calls were required due to the improved overall performance of our installed base of Systems.

During 2008, we made significant progress related to the financial performance of our service contracts. We charge each service contract with the direct costs associated with performing service at the particular site, including direct labor, overhead, parts and freight. Mainly because of investments we made in training our personnel to improve their diagnostic capabilities and in redesigning certain System components, our average annual cost per direct service contract declined 13% from 2007.

Research and development expenses

Research and development expenses by category for the years ended December 31, 2008 and 2007 were as follows (in thousands):

	Years Ended December 31,
	2008	2007	$ Change	% Change

System R&D	$33,616	$30,304	$3,312	10.9%
Proton Project/CPAC R&D	8,941	4,000	4,941	123.5

	$42,557	$34,304	$8,253	24.1%

Total research and development expenses increased $8.3 million, or 24%, between years. The increase was primarily attributable to a $4.9 million increase in expenses related to our proton therapy research project. In 2007 and in the first quarter of 2008, we funded this project directly through Lawrence Livermore National Laboratory. In April 2008, CPAC was established and subsequently incurred research and development expenses of $7.2 million during the remainder of 2008. All other research and development activities increased by $3.3 million between years, primarily due to $3.8 million in additional employee costs, as in the second half of 2007 and early 2008, we expanded the total number of employees engaged in research and development activities prior to our December 2008 reduction in staff.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $46.3 million for the year ended December 31, 2008 from $42.3 million for the year ended December 31, 2007, an increase of $4.0 million or 10%. The increase reflected a $0.9 million provision for doubtful accounts receivable and an increase of $1.3 million in employee costs, as we expanded the total number of employees engaged in selling, general and administrative activities. We also incurred a $1.8 million increase in travel expenses, trade shows and meetings and selling costs due to the growth of our business and the increased geographical spread of our operations.

Other income (expense)

We had other income of $5.7 million and $6.4 million for the years ended December 31, 2008 and 2007, a decrease of $0.7 million or 10%. The decrease was primarily due to a $1.3 million decrease in interest income, as our cash investment balances and interest rates were significantly lower in 2008 than in 2007, partially offset by a favorable impact from foreign currency exchange of $0.2 million and a realized gain from short-term investments of $0.1 million.

Income tax expense

We recorded income tax expense of $6.9 million for the year ended December 31, 2008. Although we had a net loss during 2008, we established a $21.1 million valuation allowance against net deferred tax assets in domestic and certain foreign jurisdictions, which resulted in an expense rather than a benefit for the year. We recorded income tax expense of $5.8 million for the year ended December 31, 2007.

Liquidity and Capital Resources

To date, we have funded our working capital and capital expenditure requirements using cash generated from sales of equity securities, operations and, to a lesser extent, borrowings. From our inception through December 31, 2009, we obtained financing of $234.9 million primarily through public and private placements of equity securities and the exercise of stock options.

Financial Condition

Our cash, cash equivalents and short-term investments were $154.3 million at December 31, 2009, compared to $154.8 million at December 31, 2008, a decrease of $0.5 million, or less than 1%. Information regarding short-term investments, which totaled $78.2 million at December 31, 2009, is set forth in the following table (in thousands):

	December 31, 2009
		Unrealized	Unrealized
	Cost basis	gains	losses	Fair Value

U.S. Government and Agency securities	$60,531	$1,043	$—	$61,574
Corporate bonds	16,334	317	—	16,651

	$76,865	$1,360	$—	$78,225

We entered into a $40 million revolving credit facility during 2009, under which there were no borrowings as of December 31, 2009. This line of credit is currently set to expire on November 30, 2010. The facility requires us to maintain a minimum tangible net worth, a certain ratio of total liabilities to tangible net worth and a minimum level of cash and short-term investments. We may be considered in default upon a material adverse change in our financial condition or if the bank believes the prospect of payment or performance of the facility is impaired. We were in compliance with these covenants at December 31, 2009. In addition, the facility provides for an adjusted credit limit based on a certain level of tangible net worth and earnings before interest, taxes, depreciation and amortization. Based on our levels as of December 31, 2009, the adjusted credit limit was lowered to $30 million effective March 1, 2010.

Our working capital, which is calculated by subtracting our current liabilities from our current assets, was $161.8 million at December 31, 2009 compared to $189.8 million at December 31, 2008, a decrease of $28.0 million or 15%. Our shareholders’ equity was $183.4 million at December 31, 2009 compared to $213.6 million at December 31, 2008, a decrease of $30.2 million or 14%. The decreases in our working capital and our shareholders’ equity were primarily related to our operating loss during 2009.

Cash Flows

Cash flows from operating activities

Net cash used in operating activities was $1.0 million for the year ended December 31, 2009. This included a net loss of $42.5 million, which was adjusted for the following noncash items: $10.7 million of depreciation and amortization and $6.3 million of share-based compensation. Receivables decreased by $8.8 million due to improved collections and a lower volume of System shipments and acceptances during the latter part of 2009. Inventory decreased by $14.5 million due to fewer finished and semi-finished Systems in stock at December 31, 2009 compared to December 31, 2008 and to lower service spare parts inventory, as we have eliminated several of our global inventory depots. Accrued warranty decreased by $3.3 million, as our average cost to service a unit under warranty declined as a result of improved overall performance of our installed base of Systems and our base of units under warranty decreased due to a decline in Systems installed and accepted during 2009. Deferred revenue increased by $8.6 million due largely to an increase in deferred service contract revenue from our growing installed base and to an increase in the number of Systems that were awaiting customer acceptance as of December 31, 2009 compared to December 31, 2008. Customer deposits decreased by $2.2 million due to a decline in incoming orders received during 2009.

Net cash used in operating activities was $35.7 million for the year ended December 31, 2008. This included a net loss of $40.6 million, which was adjusted for the following noncash items: $8.7 million of depreciation and amortization, $7.3 million of deferred income tax expense and $4.7 million of share-based compensation. Receivables decreased by $1.9 million primarily due to higher collections, as the average number of days our receivables were outstanding improved to 45 days as of December 31, 2008 from 50 days as of December 31, 2007. Inventory increased by $10.3 million due to a larger number of finished Systems awaiting shipment and to an increase in the number of global inventory depots for the stocking of spare parts. Accounts payable decreased by $9.8 million, as our inventory purchasing decreased as a result of our decision to slow manufacturing activity during the fourth quarter of 2008. Accrued expenses decreased by $5.3 million due primarily to the decrease of bonus, commission and warranty accruals. Deferred revenue increased by $12.5 million due largely to an increase in deferred service contract revenue, as more customers entered into service contracts due to growth in the installed base. In addition, two Systems were awaiting customer acceptance as of December 31, 2008 compared to none as of December 31, 2007. Customer deposits decreased by $4.8 million due to a lower number of new orders received during the fourth quarter.

Net cash used in operating activities was $10.1 million for the year ended December 31, 2007. This included net income of $10.7 million, which was adjusted for the following noncash items: $6.5 million of depreciation and amortization, $4.8 million of excess tax benefits from share-based compensation, $3.5 million of deferred income tax expense and $3.3 million of share-based compensation. Accounts receivable increased by $25.1 million due to a larger volume of System shipments and acceptances during 2007. Inventory increased by $13.1 million due to increases in material purchases and semi-finished Systems to meet increased sales demand and an increase in our global service inventory depots to cover our expanding installed base of Systems. Deferred revenue decreased by $4.7 million as there were no delivered Systems awaiting acceptance at December 31, 2007 compared to three at December 31, 2006. Customer deposits decreased by $3.3 million as the average advanced payment decreased in 2007 as compared to 2006. Accrued expenses increased by $10.2 million due to higher employee cost-related accruals. Accounts payable increased by $3.7 million due to the increased purchases of inventory and the overall growth of our business. Accrued warranty increased by $2.7 million due to a higher number of units under warranty at the end of 2007 compared to the end of 2006.

Cash flows from investing activities

Net cash provided by investing activities was $3.7 million for the year ended December 31, 2009, as we received $17.4 million in proceeds from the sales and maturities of short-term investments. These proceeds were partially offset by $7.5 million in purchases of short-term investments, $4.2 million of other investing activities, which included $3.6 million of capitalized internal development costs related to new software products, and $2.0 million in capital expenditures for tools and equipment to support our operations and new computer hardware and software.

Net cash used in investing activities was $100.1 million for the year ended December 31, 2008, as we invested $131.9 million in short-term investments with a third-party investment manager. These investments were partially offset by $44.4 million in proceeds from the sales and maturities of such short-term investments. We also used $7.6 million to purchase capital equipment, which included tools and equipment to support our operations and new computer equipment, $2.8 million to purchase Systems for internal development, training and testing of manufacturing components and $2.2 million for other investing activities, primarily to purchase intangible assets.

Net cash used by investing activities was $11.8 million for the year ended December 31, 2007. We used $8.3 million to purchase capital equipment, which included: (1) tools and equipment to support our manufacturing operations, (2) improvements to our leased facilities, (3) new computer equipment and (4) new enterprise planning software. We also invested $3.0 million in test systems for internal development, training and testing of manufacturing components.

Cash flows from financing activities

Net cash provided by financing activities was $7.6 million for the year ended December 31, 2009. This included $6.9 million in proceeds from third-party investors related to the issuance of CPAC common stock, $0.6 million in proceeds from the issuance of our common stock through our Employee Stock Purchase Plan and $0.4 million in proceeds from the exercises of stock options and warrants for our common stock.

Net cash provided by financing activities was $11.1 million for the year ended December 31, 2008. This included $9.3 million in proceeds from third-party investors related to the issuance of CPAC common stock, $1.4 million in proceeds from the exercises of stock options and warrants for our common stock and $0.5 million in proceeds from the issuance of our common stock through our Employee Stock Purchase Plan.

Net cash provided by financing activities was $194.0 million for the year ended December 31, 2007. This included $184.7 million in net proceeds from our initial public offering, $4.8 million in excess tax benefits from share-based compensation, $3.7 million in proceeds from the exercise of employee stock options and $0.9 million from the issuance of our common stock through our Employee Stock Purchase Plan.

The effect of foreign currency exchange rate changes on our cash and cash equivalents resulted in decreases of $0.1 million, $1.2 million and $0.5 million during the years ended December 31, 2009, 2008 and 2007, respectively.

Loans and Available Borrowings

On November 28, 2005, we entered into a $0.5 million note payable agreement with the Wisconsin Department of Commerce. The note payable bears interest at 2.0% and is payable in monthly installments of $8,647, and the remaining unpaid principal is due on March 1, 2013. The note payable is secured by all of our equipment, fixtures, inventory, general intangibles and contract rights. The outstanding principal balance at December 31, 2009 was $0.3 million.

On February 13, 2006, we entered into a $0.4 million note payable with Madison Development Corporation. The note payable bears interest at 4.0% and is payable in monthly installments of $4,050, and the remaining unpaid principal is due on March 1, 2011. The note payable is secured by all of our equipment, fixtures, inventory, general intangibles and contract rights. The outstanding principal balance at December 31, 2009 was $0.3 million.

On December 1, 2009, we entered into a $40 million revolving credit facility with M&I Marshall & Ilsley Bank. The revolving credit facility bears interest at the one-month British Bankers Association LIBOR plus an interest margin of 2.25%, adjusted based on monthly changes to such index, and payable monthly. The credit facility expires on November 30, 2010 and is secured by a general business security agreement. The facility requires us to maintain a minimum tangible net worth, a certain ratio of total liabilities to tangible net worth and a minimum level of cash and short-term investments. We may be considered in default upon a material adverse change in our financial condition or if the bank believes the prospect of payment or performance of the facility is impaired. We were in compliance with these covenants and there were no amounts outstanding at December 31, 2009. In addition, the facility provides for an adjusted credit limit based on a certain level of tangible net worth and earnings before interest, taxes, depreciation and amortization. Based on our levels as of December 31, 2009, the adjusted credit limit was lowered to $30 million effective March 1, 2010.

Contractual Obligations and Commitments

The following table is a summary of our long-term contractual obligations as of December 31, 2009 (in thousands):

	Payment Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Operating lease obligations	$20,331	$4,097	$7,878	$5,119	$3,237
Notes payable (including interest)	616	152	440	24	—
Twin Peak acquisition payments	1,905	555	1,350	—	—
Minimum purchase agreement(1)	10,692	4,682	5,447	563	—

	$33,544	$9,486	$15,115	$5,706	$3,237

(1)	Included in “Minimum purchase agreement” amounts are future purchase obligations under a supply agreement for the purchase of xenon gas detectors from Hitachi Medical Corporation on a non-exclusive basis; the agreement expires in June 2011. Refer to our current report on Form 8-K, dated June 30, 2008, for more information.

The table of contractual obligations and commitments does not include royalty payments payable to WARF under our license agreement with WARF, dated February 22, 1999, as amended. Under the license agreement, the amount of royalty payments due to WARF is based on the number of Systems sold and therefore cannot be determined accurately in advance. The license agreement requires a minimum annual payment of $0.3 million, which we have exceeded in recent years, as royalty expenses were $0.8 million in 2009, $1.3 million in 2008 and $1.7 million in 2007.

Unrecognized tax benefits of $4.3 million, excluding interest and penalties, are not included in the table of contractual obligations and commitments, as their resolution cannot be reasonably estimated.

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

We moved to dismiss the consolidated complaint on December 8, 2008. On July 9, 2009, the Court ruled on the motion to dismiss the consolidated complaint by dismissing without prejudice all claims under the Exchange Act and all but one claim under the Securities Act for failure to state a claim upon which relief could be granted. On August 3, 2009, the plaintiffs amended the consolidated complaint by filing their Second Amended Consolidated Complaint (the Amended Complaint). We moved to dismiss the Amended Complaint on September 3, 2009, and on December 15, 2009 the Court granted this second motion to dismiss in part and denied it in part. The plaintiffs have moved for class certification and briefing on that motion is ongoing. We continue to believe that we have substantial legal and factual defenses to the allegations contained in the Amended Complaint, and we intend to pursue these defenses vigorously. There can be no assurance, however, that we will prevail. Although we carry insurance for these types of claims and related defense costs, a judgment significantly in excess of our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flows. As of December 31, 2009, we estimated that our potential loss from these claims and related defense costs will not exceed our insurance deductible of $0.5 million.

Reserve for Contingency

During 2008, we terminated our distribution agreement with Hi-Art Co., Ltd. (Hi-Art), our former distributor in Japan. Effective January 1, 2009, we entered into an agreement with Hitachi Medical Corporation (Hitachi) to serve as our new distributor in Japan.

In connection with the termination, we entered into an agreement with Hi-Art to acquire certain assets, such as inventory and the regulatory license, and to compensate Hi-Art for certain sales prospects, which we expected to close during the first quarter of 2009. While we ultimately were able to transfer some assets to Hitachi in order to support the transition, we incurred additional costs and experienced delays. As a result, the agreement to acquire the identifiable assets remains open and unsettled.

In July 2009, Hi-Art filed a complaint against us in the Tokyo District Court seeking compensation it claims is owed under the asset acquisition agreement. Although we believe that we have substantial legal and factual defenses to Hi-Art’s allegations and intend to pursue these defenses vigorously, there can be no assurance that we will prevail. Accordingly, we maintain a reserve with respect to this matter. We may change the amount of such reserve from time to time in the future due to new developments or changes in strategy related to this matter.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	Revenue generated from sales of the System and service contracts;

•	The performance of the Systems operating in the field and corresponding service costs;

•	The level of investment required by our service and support organization;

•	The level of investment required for research and development activities;

•	Costs associated with our manufacturing, sales and marketing and general and administrative activities; and

•	Effects of competing technological and market developments.

The global economic conditions are volatile and could have potentially negative effects on our near-term liquidity and capital resources, including slower collections of receivables, delays in the delivery of existing orders and postponements of incoming orders. However, we believe that our cash and short-term investments as of December 31, 2009, along with the cash we expect to generate from operations during 2010, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. As of December 31, 2009, we had $154.3 million of cash and short-term investments, of which we expect to use approximately $30 million during 2010, mainly because of our planned operating loss. Although our use of cash will be significantly higher in 2010 as compared to 2009, we do not expect to draw on our $30 million line of credit, and we believe our financial position will remain sound throughout 2010. Moreover, we are continually seeking to conserve our cash resources and are carefully monitoring our ongoing expenditures.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

We believe the following accounting policies and estimates are most critical to understanding our financial statements because they inherently involve significant judgments and uncertainties.

Revenue Recognition

We recognize revenue from System sales, including sales to distributors, and related services when earned. Revenue is recognized when the following criteria are met: persuasive evidence of an arrangement exists, title and risk of loss have been transferred to the customer, the sales price is fixed or determinable and collection is reasonably assured.

Payments received for products prior to shipment are recorded as customer deposits. Once a System has been shipped, the related deposits are transferred to deferred revenue until the criteria for revenue recognition are satisfied.

We recognize revenue in connection with distributor sales of Systems based on the distributor’s certification status. Once a distributor is certified by us to provide installation, testing, training and post-installation warranty services to end customers, we recognize revenue upon shipment to that certified distributor, at which time our only remaining obligation is our post-installation warranty services to the distributor. Prior to a distributor achieving certification, we recognize revenue upon receipt of the signed acceptance procedure document from the end customer. Distributors do not have any contractual right of return, and we have not accepted any System returns from any distributor.

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

We sell optional software packages, of which the selling price, cost and functionality are incidental to the operation of the System itself. We recognize revenue for these optional software packages when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivable is reasonably assured and delivery of the product has occurred, provided that all other criteria for revenue recognition have been met. Revenue earned on software arrangements involving multiple elements is allocated to each element based on VSOE of fair value, which is based on the price charged when the same element is sold separately. In instances when evidence of VSOE of all undelivered elements exists, evidence does not exist for one or more delivered elements and the fair value of all of the undelivered elements is less than the arrangement fee, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Therefore, to the extent that a discount exists, we attribute the discount entirely to the delivered elements.

We record all revenue net of any governmental taxes.

Inventories

Inventories are valued at the lower of cost or market, determined by the first-in, first-out method. We regularly review our inventory quantities on hand and record a provision for excess or obsolete inventory primarily based on our estimated forecast of product demand and existing product configurations. Our inventories may become obsolete due to the rapid technological change in our industry. As changes to the System are released, a determination must be made to identify any parts that are no longer useful. If a part is determined to be obsolete, a reserve is recorded for the value of the inventory of such on hand. We also forecast usage and compare this with the quantity of parts on hand. If it is determined we have excess inventory, we establish a reserve for the excess.

Warranty Obligations

We warrant the System for a period of twelve months following customer acceptance. Upon revenue recognition of each System sale, we accrue a warranty obligation liability for the expected costs. The accrued warranty obligation costs, which are recorded to cost of revenue, represent our best estimate of the total costs that we expect to incur to repair or replace parts that fail while a System is under warranty. We monitor warranty costs both to update the historical trend data and to determine if the accrued balance is sufficient to meet our outstanding warranty obligations.

Income Taxes

We utilize the liability method of accounting for income taxes. Accordingly, we are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Due to the evolving nature and complexity of tax laws combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows. Under the liability method, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates.

During 2008, we recorded a 100% valuation allowance reserve against our net deferred tax assets in domestic and certain foreign jurisdictions. We assessed both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The valuation allowance was established based on our three-year cumulative net loss as of December 31, 2008 and our near-term financial forecasts. As a result, we believe that there is a more likely than not possibility that we will not be able to realize the net deferred tax assets during the foreseeable future. During 2009, we continued to establish a full valuation allowance against net deferred tax assets in domestic and certain foreign jurisdictions primarily based on the substantial book loss incurred during the current year.

Our practice for accounting for uncertainty in income taxes is to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not criteria, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Upon adoption, we applied this policy to all tax positions for which the statute of limitations remained open. The unrecognized tax benefits relate primarily to federal and state research tax credits.

Investment in CPAC

Our consolidated financial statements include the accounts of TomoTherapy Incorporated, its wholly-owned subsidiaries and CPAC. Although our ownership in CPAC is less than 50%, we have consolidated CPAC, as we hold a call option on certain medical technology of CPAC and maintain overall control of CPAC’s board of directors. Therefore, CPAC’s outside stockholders’ interests are shown in our consolidated financial statements as “Noncontrolling interests.” Intercompany balances and transactions have been eliminated in consolidation.

Share-Based Compensation

Share-based compensation to employees, including grants of employee stock options and stock sold pursuant to employee stock purchase plans, is measured at fair value and expensed in the consolidated statements of operations over the service period of the grant, which is generally the vesting period. We use the Black-Scholes option-pricing model to value stock options. We use historical stock prices of a peer group of companies as the basis for our volatility assumptions. The assumed risk-free rates are based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. We employ the plain-vanilla method of estimating the expected term of the options, as we do not have significant historical experience. The forfeiture rate is based on past history of forfeited options. The expected dividend yield is based on our history of not paying dividends. We continue to account for options issued prior to January 1, 2006 under an intrinsic value method.

Capitalized Software Development Costs

Software development costs incurred prior to the establishment of technological feasibility are expensed when incurred and are included in research and development expense. Technological feasibility is evaluated for each software version developed and can occur early or later in the development cycle depending on the nature of the development project. Once the software has reached technological feasibility, all subsequent software development costs are capitalized until that software is released for sale. After the software is released for sale, the capitalized software development cost is amortized over the software’s useful life, and the related expense is charged to cost of revenue. We review our capitalized software development costs for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued new accounting guidance on fair value measurements and disclosures. The new guidance defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. In February 2008, the FASB issued further guidance, which provided a one-year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. This guidance applies under other accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this guidance does not require any new fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of the new guidance in 2008 and the further guidance in 2009 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued new accounting guidance on business combinations and consolidation, which significantly changed the financial accounting and reporting of business combination transactions and noncontrolling (or, what were previously described as minority) interests in consolidated financial statements. The adoption of this guidance in 2009 had a material impact on our consolidated financial statements, as “Noncontrolling interests” has been reclassified. As required, the adoption was retrospectively applied to our 2008 and 2007 consolidated financial statements for purposes of the current presentation.

In March 2008, the FASB issued new accounting guidance on enhanced disclosures for derivative and hedging activities. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued new accounting guidance on earnings per share. Under the new guidance, unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share. The adoption of the new guidance did not have a material impact on our calculation of earnings per share (see Note D, “Loss Per Common Share”).

In June 2009, the FASB issued the FASB Accounting Standards Codification (Codification), which is the single source of authoritative U.S. GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change U.S. GAAP and does not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued new accounting guidance on consolidation of variable interest entities, which changes the consolidation rules as they relate to variable interest entities. The new guidance was made effective January 1, 2010. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

In September 2009, the FASB issued new accounting guidance on revenue recognition. Under the new guidance, arrangement consideration in a multiple element arrangement may now be allocated in a manner that more closely reflects the structure of the transaction. Also under the new guidance, tangible products that contain software components that are essential to the functionality of the tangible product will no longer be subject to software revenue recognition guidance and will now be subject to other revenue guidance. The new guidance allows for early or retrospective adoption and will be required January 1, 2011. We elected early adoption of this guidance effective January 1, 2010, and do not expect it will have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk relates to changes in market prices of financial instruments that may adversely impact our consolidated financial position, results of operations or cash flows. Such risks include changes in interest rates, foreign currency exchange rates and inflation.

Interest Rate Risk

Our investments consist primarily of money market funds and short-term marketable debt securities. While the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we do not believe that we are subject to any material risks arising from changes in interest rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments primarily due to the short-term nature of our investments. It is our policy not to enter into interest rate derivative financial instruments. We do not currently have any significant interest rate exposure.

The interest rate under our revolving credit facility is subject to change based on the London Interbank Offered Rate. We do not currently have any borrowings under our revolving credit facility.

Foreign Currency Exchange Rate Risk

A significant portion of our sales and expenses historically have been denominated in U.S. dollars. As a result, we have not experienced significant foreign currency exchange gains or losses to date. For the year ended December 31, 2009, approximately 20% of our product revenue was derived from contracts denominated in Euros, Swiss Francs, Canadian Dollars, British Pounds and Swedish Krona. For the year ended December 31, 2008, approximately 11% of our product revenue was from contracts denominated in Euros. We operate and staff an office in Brussels, Belgium and have multiple international subsidiaries, for which we incur foreign currency-denominated expenses that are paid directly from the U.S. These expenses represented approximately 12% of our total operating expenses in 2009. We currently do not hedge our foreign currency exchange rate risk since the exposure has not been material to our historical operating results. To date, our Euro-denominated sales orders have included significant down payments, limiting the need to hedge the related currency exchange rate risk. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the System outside the United States. To the extent that we can predict the timing of payments under these contracts, we may engage in hedging transactions to mitigate such risks in the future.

Inflation Risk

Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

Item 8.	Financial Statements and Supplementary Data

TomoTherapy Incorporated and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
TomoTherapy Incorporated:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2009 and the related consolidated statements of operations, temporary equity and shareholders’ equity (deficit) and cash flows for the year then ended present fairly, in all material respects, the financial position of TomoTherapy Incorporated and its subsidiaries at December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of Valuation and Qualifying Accounts as of and for the year ended December 31, 2009, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As discussed in Note B to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests in 2009.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

Chicago, Illinois
March 11, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
TomoTherapy Incorporated

We have audited the accompanying consolidated balance sheet of TomoTherapy Incorporated (a Wisconsin corporation) and subsidiaries (the Company) as of December 31, 2008, and the related statements of operations, temporary equity and shareholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Madison, Wisconsin
March 12, 2009 (except for the retrospective adoption of new accounting guidance related to noncontrolling interests described in Note B, as to which the date is March 11, 2010)

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,	December 31,
	2009	2008
		(As adjusted, Note B)

ASSETS
Cash and cash equivalents	$76,108	$65,967
Short-term investments	78,225	88,825
Receivables, net	33,559	41,259
Inventories, net	47,669	63,983
Deferred tax assets	410	496
Prepaid expenses and other current assets	3,223	1,890

Total current assets	239,194	262,420
Property and equipment, net	18,628	22,157
Other non-current assets, net	12,429	11,851

TOTAL ASSETS	$270,251	$296,428

LIABILITIES AND EQUITY
Accounts payable	$6,269	$7,804
Accrued expenses	19,588	18,324
Accrued warranty	4,173	7,431
Deferred revenue	34,145	23,533
Customer deposits	13,266	15,494

Total current liabilities	77,441	72,586
Other non-current liabilities	5,475	8,093

TOTAL LIABILITIES	82,916	80,679

COMMITMENTS AND CONTINGENCIES (Note H)

Preferred stock, $1 per share par value, 10,000,000 shares authorized at December 31, 2009 and December 31, 2008; no shares issued and outstanding at December 31, 2009 and December 31, 2008	—	—
Common stock, $0.01 per share par value, 200,000,000 shares authorized at December 31, 2009 and December 31, 2008; 53,980,728 and 53,938,955 shares issued and outstanding at December 31, 2009 and 52,065,400 and 52,063,768 shares issued and outstanding at December 31, 2008	515	506
Additional paid-in capital	667,177	659,379
Treasury stock, 41,773 and 1,632 shares at cost at December 31, 2009 and December 31, 2008, respectively	(137)	—
Accumulated other comprehensive income	(268)	202
Accumulated deficit	(483,863)	(446,493)

Total shareholders’ equity	183,424	213,594
Noncontrolling interests	3,911	2,155

TOTAL EQUITY	187,335	215,749

TOTAL LIABILITIES AND EQUITY	$270,251	$296,428

The accompanying notes are an integral part of these consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
		(As adjusted,
		Note B)

Revenue:
Product	$120,571	$174,929	$213,900
Service and other	43,460	29,660	18,910

Total revenue	164,031	204,589	232,810

Cost of revenue:
Product	62,801	82,224	91,588
Service and other	70,284	72,859	54,549

Total cost of revenue	133,085	155,083	146,137

Gross profit	30,946	49,506	86,673

Operating expenses:
Research and development	27,639	42,557	34,304
Selling, general and administrative	48,180	46,336	42,307

Total operating expenses	75,819	88,893	76,611

Income (loss) from operations	(44,873)	(39,387)	10,062
Other income (expense):
Interest income	2,586	4,754	6,056
Interest expense	(58)	(49)	(221)
Other income (expense), net	(420)	1,023	553

Total other income	2,108	5,728	6,388

Income (loss) before income tax	(42,765)	(33,659)	16,450
Income tax expense (benefit)	(288)	6,931	5,788

Net income (loss)	(42,477)	(40,590)	10,662
Noncontrolling interests	5,107	7,102	—
Accretion of redeemable convertible preferred stock	—	—	(237,582)

Net loss attributable to shareholders	$(37,370)	$(33,488)	$(226,920)

Weighted-average common shares outstanding-basic and diluted	50,777	50,199	35,731

Loss per common share-basic and diluted	$(0.74)	$(0.67)	$(6.35)

The accompanying notes are an integral part of these consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2009	2008	2007
		(As adjusted,
		Note B)

Cash flows from operating activities:
Net income (loss)	$(42,477)	$(40,590)	$10,662
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,664	8,682	6,503
Share-based compensation	6,271	4,731	3,318
Excess tax benefit from share-based compensation	—	—	(4,763)
Deferred income tax expense (benefit)	(402)	7,269	3,544
Other noncash items	175	167	877
Changes in operating assets and liabilities:
Receivables, net	8,782	1,868	(25,058)
Inventories, net	14,492	(10,269)	(13,145)
Other assets	(1,214)	(416)	(608)
Accounts payable	(1,536)	(9,836)	3,695
Accrued expenses	1,137	(4,718)	10,222
Accrued warranty	(3,258)	(542)	2,666
Deferred revenue	8,580	12,466	(4,687)
Customer deposits	(2,228)	(4,815)	(3,282)
Other liabilities	54	295	—

Net cash used in operating activities	(960)	(35,708)	(10,056)

Cash flows from investing activities:
Purchases of property and equipment	(1,987)	(7,596)	(8,320)
Purchases of test systems	—	(2,777)	(2,963)
Purchases of short-term investments	(7,499)	(131,881)	—
Proceeds from sales and maturities of short-term investments	17,376	44,416	—
Other investing activities	(4,222)	(2,217)	(487)

Net cash provided by (used in) investing activities	3,668	(100,055)	(11,770)

Cash flows from financing activities:
Payments on notes payable	(135)	(114)	(34)
Proceeds from initial public offering, net of issuance costs	—	—	184,681
Proceeds from employee stock purchase plan	560	540	869
Repurchases of common stock	(137)	—	—
Proceeds from exercises of stock options and warrants	423	1,429	3,713
Proceeds from issuance of CPAC common stock	6,863	9,257	—
Excess tax benefit from share-based compensation	—	—	4,763

Net cash provided by financing activities	7,574	11,112	193,992
Effect of exchange rate changes on cash and cash equivalents	(141)	(1,162)	(523)

Increase (decrease) in cash and cash equivalents	10,141	(125,813)	171,643
Cash and cash equivalents at beginning of year	65,967	191,780	20,137

Cash and cash equivalents at end of year	$76,108	$65,967	$191,780

Supplemental disclosure of cash flow information:
Interest paid	$56	$70	$233
Income taxes paid	296	386	1,165
Supplemental disclosure of noncash investing activities and financing activities:
Leasehold improvements funded by landlord	$228	$143	$524
Reclassification of preferred stock warrants to equity	—	—	3,630

The accompanying notes are an integral part of these consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY
AND SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Temporary Equity		Shareholders’ Equity (Deficit)
	Redeemable							Accumulated
	Convertible				Additional			Other
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (loss)	Deficit	Interests	Equity
										(As adjusted,
										Note B)

Balance at December 31, 2006	25,221	$212,663	9,264	$93	$1,771	2	$—	$—	$(185,981)	$—	$(184,117)

Net income	—	—	—	—	—	—	—	—	10,662	—	10,662

Other comprehensive loss	—	—	—	—	—	—	—	(523)	—	—	(523)

Comprehensive income											10,139

Accretion of preferred stock to redemption value	—	237,582	—	—	—	—	—	—	(237,582)	—	(237,582)

Exercise of stock options	—	—	2,850	28	3,155	—	—	—	—	—	3,183

Exercise of common stock warrants	—	—	3	—	—	—	—	—	—	—	—

Exercise of preferred stock warrants	456	3,993	—	—	—	—	—	—	—	—	—

Issuance of contingent common shares	—	—	1,289	13	91	—	—	—	(104)	—	—

Share-based compensation expense	—	—	—	—	3,318	—	—	—	—	—	3,318

Income tax benefit related to stock options	—	—	—	—	4,763	—	—	—	—	—	4,763

Reclassification of warrant liability to equity	—	—	—	—	165	—	—	—	—	—	165

Initial public offering, net of issuance costs of $2.7 million	—	—	10,603	106	184,575	—	—	—	—	—	184,681

Issuance of common stock	—	—	55	—	869	—	—	—	—	—	869

Conversion of redeemable convertible preferred stock	(25,677)	(454,238)	25,677	257	453,981	—	—	—	—	—	454,238

Balance at December 31, 2007	—	—	49,741	497	652,688	2	—	(523)	(413,005)	—	239,657

Net loss	—	—	—	—	—	—	—	—	(33,488)	(7,102)	(40,590)

Other comprehensive income	—	—	—	—	—	—	—	725	—	—	725

Comprehensive loss											(39,865)

Issuance of common stock	—	—	270	3	537	—	—	—	—	9,257	9,797

Issuance of restricted stock	—	—	1,494	—	—	—	—	—	—	—	—

Exercise of stock options and common stock warrants	—	—	559	6	1,423	—	—	—	—	—	1,429

Share-based compensation expense	—	—	—	—	4,731	—	—	—	—	—	4,731

Balance at December 31, 2008	—	—	52,064	506	659,379	2		202	(446,493)	2,155	215,749

Net loss	—	—	—	—	—	—	—	—	(37,370)	(5,107)	(42,477)

Other comprehensive loss	—	—	—	—	—	—	—	(470)	—	—	(470)

Comprehensive loss											(42,947)

Issuance of common stock	—	—	262	3	557	—	—	—	—	6,863	7,423

Repurchases of common stock	—	—	(40)	—	—	40	(137)	—	—	—	(137)

Issuance of restricted stock	—	—	1,493	4	(4)	—	—	—	—	—	—

Exercise of stock options and common stock warrants	—	—	160	2	421	—	—	—	—	—	423

Share-based compensation expense	—	—	—	—	6,271	—	—	—	—	—	6,271

Income tax benefit related to stock options	—	—	—	—	553	—	—	—	—	—	553

Balance at December 31, 2009	—	$—	53,939	$515	$667,177	42	$(137)	$(268)	$(483,863)	$3,911	$187,335

The accompanying notes are an integral part of these consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A —	DESCRIPTION OF BUSINESS

Organization

The organization is comprised of TomoTherapy Incorporated, a Wisconsin corporation (Tomo), its wholly-owned subsidiaries and its minority-owned affiliate (collectively, together with Tomo, the Company). Tomo and its wholly-owned subsidiaries (TomoTherapy) developed, manufacture, market and sell advanced radiation therapy solutions to treat a wide range of cancer types. The treatment systems in the Company’s platform (collectively, the System) include: (1) the flagship Hi Art treatment system, which delivers CT-guided, helical intensity-modulated radiation therapy (IMRT) treatment fractions, (2) the TomoHD treatment system, which includes both the TomoHelical and TomoDirect treatment modalities, and (3) the TomoMobile treatment system, which is a relocatable radiation therapy solution. TomoTherapy markets and sells its products to hospitals and cancer treatment centers in North America, Europe, the Middle East and Asia-Pacific. Compact Particle Acceleration Corporation (CPAC), Tomo’s controlled, minority-owned affiliate, is an enterprise focused on the development of a proton therapy system.

Initial Public Offering

On May 8, 2007, Tomo completed its initial public offering (IPO) of common stock in which a total of 13,504,933 shares were sold at a price of $19.00 per share. This included 2,901,973 shares sold by selling shareholders, of which 1,761,513 were purchased by the underwriters’ exercise of their overallotment option. Tomo raised a total of $201.5 million in gross proceeds from the IPO, or approximately $184.7 million in net proceeds after deducting underwriting discounts and commissions of $14.1 million and estimated other offering costs of approximately $2.7 million. Upon the closing of the IPO, all shares of redeemable convertible preferred stock outstanding automatically converted into 25,676,856 shares of common stock and the remaining 10,039 of preferred stock warrants outstanding converted into options to purchase common stock.

Follow-on Public Offering

On October 16, 2007, Tomo completed a public offering of 8,500,000 shares of its common stock at a price of $22.25 per share. Tomo did not receive any of the proceeds from the sale, as all of the shares were sold by certain of its selling shareholders. Additionally, the underwriters were granted, and they exercised, a 30-day option to purchase up to an additional 1,275,000 shares of common stock from the selling shareholders at the public offering price to cover over-allotments.

NOTE B —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of TomoTherapy and CPAC. Although Tomo’s ownership in CPAC is less than 50%, it has consolidated CPAC, as Tomo holds a call option on certain medical technology of CPAC and maintains overall control of CPAC’s board of directors. Therefore, CPAC’s outside stockholders’ interests are shown in the Company’s consolidated financial statements as “Noncontrolling interests.” Intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Certain reclassifications have been made to the 2008 consolidated balance sheet and the 2008 consolidated statement of cash flows to conform to the 2009 presentation.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The carrying value of these assets and liabilities approximate their respective fair values as of December 31, 2009 and 2008.

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

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Capitalized Software Development Costs

Software development costs incurred prior to the establishment of technological feasibility are expensed when incurred and are included in research and development expense. Technological feasibility is evaluated for each software version developed and can occur early or later in the development cycle depending on the nature of the development project. Once the software has reached technological feasibility, all subsequent software development costs are capitalized until that software is released for sale. After the software is released for sale, the capitalized software development cost is amortized over the software’s useful life, and the related expense is charged to cost of revenue. The Company reviews its capitalized software development costs for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Share-Based Compensation

Share-based compensation to employees, including grants of employee stock options and stock sold pursuant to employee stock purchase plans, is measured at fair value and expensed in the consolidated statements of operations over the service period of the grant, which is generally the vesting period. The Company uses the Black-Scholes option-pricing model to value stock options. The Company uses historical stock prices of a peer group of companies as the basis for its volatility assumptions. The assumed risk-free rates are based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The Company employs the plain-vanilla method of estimating the expected term of the options, as the Company does not have significant historical experience. The forfeiture rate is based on past history of forfeited options. The expected dividend yield is based on the Company’s history of not paying dividends. The Company continues to account for options issued prior to January 1, 2006 under an intrinsic value method.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based upon management’s estimates, it is more likely than not that a portion or all of the net deferred tax assets will not be realized. The factors used to assess the likelihood of realization are primarily the forecast of future taxable income and the remaining time period to utilize any tax operating losses and tax credits.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s practice for accounting for uncertainty in income taxes is to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not criteria, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The unrecognized tax benefits relate primarily to federal and state research tax credits.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued new accounting guidance on fair value measurements and disclosures. The new guidance defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. In February 2008, the FASB issued further guidance, which provided a one-year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. This guidance applies under other accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this guidance does not require any new fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of the new guidance in 2008 and the further guidance in 2009 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued new accounting guidance on business combinations and consolidation, which significantly changed the financial accounting and reporting of business combination transactions and noncontrolling (or, what were previously described as minority) interests in consolidated financial statements. The adoption of this guidance in 2009 had a material impact on the Company’s consolidated financial statements, as “Noncontrolling interests” has been reclassified. As required, the adoption was retrospectively applied to the Company’s 2008 and 2007 consolidated financial statements for purposes of the current presentation.

In March 2008, the FASB issued new accounting guidance on enhanced disclosures for derivative and hedging activities. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2008, the FASB issued new accounting guidance on earnings per share. Under the new guidance, unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share. The adoption of the new guidance did not have a material impact on the Company’s calculation of earnings per share (see Note D, “Loss Per Common Share”).

In June 2009, the FASB issued the FASB Accounting Standards Codification (Codification), which is the single source of authoritative U.S. GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change U.S. GAAP and does not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new accounting guidance on consolidation of variable interest entities, which changes the consolidation rules as they relate to variable interest entities. The new guidance was made effective January 1, 2010. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

In September 2009, the FASB issued new accounting guidance on revenue recognition. Under the new guidance, arrangement consideration in a multiple element arrangement may now be allocated in a manner that more closely reflects the structure of the transaction. Also under the new guidance, tangible products that contain software components that are essential to the functionality of the tangible product will no longer be subject to software revenue recognition guidance and will now be subject to other revenue guidance. The new guidance allows for early or retrospective adoption and will be required January 1, 2011. The Company elected early adoption of this guidance effective January 1, 2010, and does not expect it will have a material impact on its consolidated financial statements.

NOTE C —	SUPPLEMENTAL FINANCIAL INFORMATION

Cash and Cash Equivalents

The Company considers all highly liquid interest-earning investments with original maturities of three months or less to be cash equivalents. The balance in the Company’s foreign cash accounts was $5.9 million and $5.5 million at December 31, 2009 and 2008, respectively.

Short-term Investments

Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term if they are highly liquid, as such securities represent the investment of cash that is available for current operations. All short-term investments are classified as available for sale and are recorded at fair value using the specific identification method. Unrealized changes in fair value, net of tax, are reflected in the consolidated financial statements as “Other comprehensive income (loss).”

Investments consisted of the following (in thousands):

	December 31, 2009
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value

U.S. Government and Agency securities	$60,531	$1,043	$—	$61,574
Corporate bonds	16,334	317	—	16,651

	$76,865	$1,360	$—	$78,225

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value

U.S. Government and Agency securities	$69,317	$1,963	$—	$71,280
Corporate bonds	17,692	62	(209)	17,545

	$87,009	$2,025	$(209)	$88,825

The remaining maturities of debt securities were as follows (in thousands):

	December 31, 2009		December 31, 2008
	Cost Basis	Fair Value	Cost Basis	Fair Value

Due in one year or less	$48,345	$48,809	$16,676	$16,815
Due after one year through five years	28,520	29,416	70,333	72,010

	$76,865	$78,225	$87,009	$88,825

The Company determines the fair value of its investments using a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

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

As of December 31, 2009, the Company’s financial assets, which consist of its investments, were measured at fair value employing Level 2 inputs.

Receivables, net

The Company’s receivables are mainly due from hospitals and cancer treatment centers. Credit is extended based on evaluation of a customer’s financial condition, and collateral is not generally required. Accounts receivable are due in accordance with contract terms and are considered past due if not paid within 30 days of contract terms. In addition, the Company frequently enters into sales contracts for the System that require advance payments from the customers.

The Company’s allowance for doubtful accounts reflects its best estimate of probable losses inherent in its accounts receivable balance. The Company determined the allowance based on known troubled accounts, historical experience and other available evidence. The Company’s allowance for doubtful accounts at December 31, 2009 and 2008 was $0.7 million and $0.9 million, respectively.

Inventories, net

Components of inventory include raw materials, work-in-process and finished goods. Finished goods include in-transit Systems that have been shipped to the Company’s customers or non-certified distributors, but are not yet installed nor accepted by the end customer. All inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding twelve months, expected demand, technological obsolescence and other information. The Company records as a charge to cost of revenue the amount required to reduce the carrying value of inventory to net realizable value. As of December 31, 2009 and 2008, the Company had an inventory reserve of $5.1 million and $8.4 million, respectively,

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which is primarily related to service spare parts inventory. In addition, costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are included in the cost of revenue line item within the statements of operations.

Net inventories consisted of the following (in thousands):

	December 31,
	2009	2008

Raw materials	$40,091	$47,721
Work-in-process	1,847	5,614
Finished goods	5,731	10,648

	$47,669	$63,983

Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	December 31,
	2009	2008

Furniture and equipment	$12,497	$11,019
Computer equipment	6,290	6,292
Computer software	8,460	5,140
Leasehold improvements	9,785	9,784
In process	14	2,704

	37,046	34,939
Less: Accumulated depreciation and amortization	(18,418)	(12,782)

	$18,628	$22,157

Property and equipment are recorded at cost and are depreciated using the straight-line method over the following estimated useful lives:

Furniture and equipment	5 to 10 years
Computer equipment and software	3 to 5 years
Leasehold improvements	Lesser of useful life or the remaining lease term

Depreciation expense associated with property and equipment was $6.1 million, $5.1 million and $3.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Long-lived Assets

The Company reviews long-lived assets, including test systems, property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analysis necessarily involves significant judgment. No impairment losses were recorded on the Company’s long-lived assets during the years ended December 31, 2009 and 2008.

The Company’s foreign-based long-lived assets were $2.0 million and $1.4 million at December 31, 2009 and 2008, respectively.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2009	2008

Commissions, severance and payroll-related	$6,164	$6,290
Bonuses	1,705	108
Accrued distributor relation costs	5,188	1,463
Other	6,531	10,463

	$19,588	$18,324

Accrued Warranty

The Company’s sales terms include a warranty that generally covers the first year of System operation and is based on terms that are generally accepted in the marketplace. The Company records a current liability for the expected cost of warranty-related claims at the time of sale.

The following table presents changes in the Company’s product warranty liability (in thousands):

	December 31,
	2009	2008	2007

Balance, beginning of period	$7,431	$7,973	$5,307
Charged to cost of revenue	7,801	11,049	12,600
Charged to selling, general and administrative	282	—	—
Adjustments related to change in estimate	(3,112)	1,180	(86)
Actual product warranty expenditures	(8,229)	(12,771)	(9,848)

Balance, end of period	$4,173	$7,431	$7,973

Deferred Revenue

Deferred revenue is recorded on a gross basis with the corresponding costs of revenue residing in inventory until such revenue is recognized. Deferred revenue includes amounts primarily related to services and, to a lesser extent, amounts related to product sales, including in-transit Systems that have shipped to the Company’s customers, but are not yet installed and accepted by the customer. The Company ultimately expects to recognize these amounts as revenue upon performance of the services or once the Company’s product has been delivered and accepted by the customer.

The costs of revenue associated with services primarily relate to spare parts inventory along with the direct labor charges corresponding to post-warranty maintenance, which are recognized as incurred over the term of the service contract. The costs of revenue associated with product sales are comprised primarily of finished goods inventory, along with the corresponding installation costs, which are recognized as incurred once the product has been accepted by the customer.

Deferred revenue with expected recognition dates of greater than one year are classified in the consolidated financial statements as “Other non-current liabilities.” As of December 31, 2009 and 2008, the Company’s non-current deferred revenue was $2.7 million and $4.6 million, respectively.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Expenses

Research and development expenses consist primarily of salary and benefits for research and development personnel who design and develop future products and product enhancements. Research and development also includes expenses associated with product design and development, customer research collaborations and fees to third parties who furnish services related to these activities. Research and development costs are generally expensed as incurred.

The Company has entered into research collaboration agreements with selected hospitals, cancer treatment centers, academic institutions and research institutions worldwide. These agreements support the Company’s internal research and development capabilities. Costs related to any of the Company’s research collaboration agreements are recorded as a prepayment and amortized over the duration of such agreement. For years ended December 31, 2009, 2008 and 2007, the Company amortized research collaboration expenses of $0.9 million, $0.7 million and $1.0 million, respectively.

The Company develops proprietary software as a component of the System. All software development costs are expensed as research and development expenses until the establishment of technological feasibility. Upon establishment of technological feasibility, all further costs on the same application are capitalized. Historically, the period between achieving technological feasibility of the Company’s software products and the general availability of the products has been short. For years ended December 31, 2009, 2008 and 2007, the Company capitalized software development costs of $3.6 million, $0.2 million and $0.4 million, respectively, which are classified in the consolidated financial statements as “Other non-current assets, net.” For years ended December 31, 2009 and 2008, the Company amortized software development expenses of $0.2 million and $0.1 million, respectively. There were no amortized software development expenses for the year ended December 31, 2007.

Advertising Expenses

For the years ended December 31, 2009, 2008 and 2007, the Company charged advertising costs of $0.3 million, $0.2 million and $0.3 million, respectively, to selling, general and administrative expense as incurred.

Foreign Currency

The Company’s international subsidiaries use their local currencies as their functional currencies. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at weighted-average exchange rates during the year. Resulting translation adjustments are reflected in the consolidated financial statements as “Other comprehensive income (loss).” Foreign currency transaction gains and losses are included as a component of other income and expense. The Company’s foreign currency transaction gains or losses consisted of a loss of $0.4 million, a gain of $0.8 million and a gain of $0.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenue, expenses, gains and losses that, under U.S. GAAP, are included in other comprehensive income (loss), but are excluded from net income (loss), as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax, when applicable.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other comprehensive income (loss) consisted of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007

Foreign currency translation adjustments	$(14)	$(401)	$(523)
Net unrealized investment gain (loss), net of tax	(456)	1,126	—

	$(470)	$725	$(523)

NOTE D —	LOSS PER COMMON SHARE

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

For the years ended December 31, 2009, 2008 and 2007, diluted net loss per share was the same as basic net loss per share since the effects of potentially dilutive securities are anti-dilutive.

Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Stock options and warrants	5,347	5,776	6,338
Restricted stock	2,488	1,472	—

	7,835	7,248	6,338

NOTE E —	SEGMENT INFORMATION

The Company has determined that it operates in only one segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker.

The Company categorizes revenue by major type. The following table summarizes revenue by major type (in thousands):

	Years Ended December 31,
	2009	2008	2007

Product	$120,571	$174,929	$213,900
Service and other	43,460	29,660	18,910

	$164,031	$204,589	$232,810

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also categorizes revenue by geographic region. Revenues are attributed to geographic region based on country location of the customer site. The following table summarizes revenue by geographic region (in thousands):

	Years Ended December 31,
	2009	2008	2007

North America(1)	$90,057	$135,977	$129,493
Europe and Middle East	35,448	49,588	61,337
Asia-Pacific	38,526	19,024	41,980

	$164,031	$204,589	$232,810

(1)	North America contains revenue from the United States of $82.0 million, $134.7 million and $121.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE F —	LONG-TERM DEBT AND NOTES PAYABLE

On November 28, 2005, the Company entered into a $0.5 million note agreement with the Wisconsin Department of Commerce. The note payable bears interest at 2% and is payable in monthly installments of $8,647, and the remaining unpaid principal is due on March 1, 2013. The note payable is secured by all of the Company’s equipment, fixtures, inventory, general intangibles and contract rights. The outstanding principal balances at December 31, 2009 and 2008 were $0.3 million and $0.4 million, respectively.

On February 13, 2006, the Company entered into a $0.4 million note agreement with Madison Development Corporation. The note payable bears interest at 4% and is payable in monthly installments of $4,050, and the remaining unpaid principal is due on March 1, 2011. The note payable is secured by all of the Company’s equipment, fixtures, inventory, general intangibles and contract rights. The outstanding principal balances at December 31, 2009 and 2008 were $0.3 million and $0.3 million, respectively.

The annual principal payments are as follows (in thousands):

Years Ended December 31,

2010	$137
2011	330
2012	102
2013	24

$593

On December 1, 2009, the Company entered into a $40 million revolving credit facility with M&I Marshall & Ilsley Bank. The revolving credit facility bears interest at the one-month British Bankers Association LIBOR plus an interest margin of 2.25%, adjusted based on monthly changes to such index, and payable monthly. The credit facility expires on November 30, 2010 and is secured by a general business security agreement. The facility requires the Company to maintain a minimum tangible net worth, a certain ratio of total liabilities to tangible net worth and a minimum level of cash and short-term investments. The Company may be considered in default upon a material adverse change in the Company’s financial condition or if the bank believes the prospect of payment or performance of the facility is impaired. The Company was in compliance with these covenants and there was no amount outstanding at December 31, 2009. In addition, the facility provides for an adjusted credit limit based on a certain level of tangible net worth and earnings before interest, taxes, depreciation and amortization. Based on the Company’s levels as of December 31, 2009, the adjusted credit limit was lowered to $30 million effective March 1, 2010.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G —	INCOME TAXES

The provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Current:
Federal	$(90)	$12	$1,269
State	103	(396)	841
Foreign	101	46	134

Total current	114	(338)	2,244
Deferred	(402)	7,269	3,544

Total provision (benefit) for income tax	$(288)	$6,931	$5,788

A reconciliation of the United States federal statutory tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2009	2008(1)	2007(1)

Provision at statutory rate	(35.0)%	(35.0)%	35.0%
State income taxes, net of federal effect	0.1	0.3	3.3
Valuation allowance	28.9	57.8	0.0
Share-based compensation	1.5	1.9	4.3
Foreign rate differential	2.5	(1.6)	(1.3)
Federal research and development credits	0.1	(2.0)	(4.8)
Other	1.2	(0.8)	(1.3)

Effective income tax rate	(0.7)%	20.6%	35.2%

(1)	Prior year data has been modified to conform to current year presentation and to include CPAC items consistent with the current year.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
,	2009	2008

Deferred tax assets:
Federal and state operating loss carryforwards	$24,392	$11,942
Tax credit carryforwards	1,841	1,768
Warranty and bad debt reserves	1,907	3,537
Inventory	3,533	4,815
Employee benefits	2,337	2,232
Accrued expenses	1,972	62
Other	1,498	650

Total deferred tax assets	37,480	25,006
Deferred tax liabilities:
Tax depreciation in excess of book depreciation	260	694
Unrealized gains on available for sale securities	517	690
Patents	488	418
Software	1,479	178
Other	397	860

Total deferred tax liabilities	3,141	2,840

Net deferred tax asset	34,339	22,166
Valuation allowance	(34,443)	(22,672)

	$(104)	$(506)

As of December 31, 2009 and 2008, included in other non-current liabilities are deferred tax liabilities of $509,000 and $1,002,000, respectively.

At December 31, 2009 and 2008, the Company recorded valuation allowances of $34.4 million and $22.7 million, respectively. The valuation allowance was determined through an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. During the year ended December 31, 2008, the Company established a valuation allowance to offset net deferred tax assets in domestic and certain foreign taxing jurisdictions. The valuation allowance was established based on the Company’s three-year cumulative net taxable loss as of December 31, 2008, a decrease in backlog and projected taxable losses. As a result, at December 31, 2008, the Company believed that it was more likely than not that the Company would not be able to realize its net deferred tax assets during the foreseeable future. As of December 31, 2009, the Company continued to record a valuation allowance to offset net deferred tax assets in domestic and certain foreign taxing jurisdictions, which was based primarily on the Company’s substantial book loss during the current year. The presentation of prior year deferred tax assets, valuation allowance, and federal and state operating loss carryforwards has been revised to reflect CPAC items consistent with the current year.

At December 31, 2009 and 2008, the Company had approximately $65.1 million and $31.4 million of federal net operating loss carryforwards, respectively, and $5.0 million and $5.1 million of federal research tax credit carryforwards, respectively, which will expire beginning in 2019. In the event of a change in ownership greater than 50% in a three-year period, utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. At December 31, 2009 and 2008, the Company had $51.5 million and $36.8 million of state net operating loss

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carryforwards, respectively, and $3.2 million and $2.7 million of state research tax credit carryforwards, respectively, which will expire beginning in 2014.

As of December 31, 2009 and 2008, the Company had excess tax benefit stock option deductions of $2.2 million and $1.9 million, respectively, and had an additional potential tax benefit related to research tax credits of $1.7 million, which had not been utilized due to the excess stock option deductions. These benefits will be credited to additional paid in capital when realized. For the year ended December 31, 2009, the Company credited additional paid in capital for the realization of $0.6 million in tax benefits.

As of December 31, 2009, there were no undistributed earnings from the Company’s foreign subsidiaries due to substantial foreign losses incurred during the current year. The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries, as the Company currently does not expect to remit those earnings in the foreseeable future. Determination of the amount of unrecognized deferred tax liability related to undistributed earnings of foreign subsidiaries is not practicable, as such liability, if any, is dependent on circumstances existing if and when remittance occurs.

The Company’s practice for accounting for uncertainty in income taxes is to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not criteria, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Upon adoption, this policy was applied to all tax positions for which the statute of limitations remained open. As of December 31, 2009, 2008 and 2007, the amount of unrecognized tax benefits, which primarily relate to federal and state research tax credits, was $4.3 million, $4.1 million and $3.0 million, respectively. If ultimately recognized, these tax benefits will reduce the Company’s annual effective tax rate. The Company does not anticipate that there will be a significant change in the total amount of unrecognized tax benefits in the next twelve months. A reconciliation of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Balance, beginning of period	$4,062	$3,009	$1,765
Additions based on tax positions related to the period	254	1,053	1,244

Balance, end of period	$4,316	$4,062	$3,009

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s balance sheets at December 31, 2009 or 2008, and did not recognize any interest or penalties in its statement of operations for the years ended December 31, 2009, 2008 or 2007. The Company is subject to taxation in the U.S. federal and various state and foreign jurisdictions. All of the Company’s tax years are currently open to examination by the U.S. federal, state and foreign tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

NOTE H —	COMMITMENTS AND CONTINGENCIES

On occasion, the Company is subject to proceedings, lawsuits and other claims related to patents, products and other matters. The Company assesses the likelihood of any adverse judgments or outcomes with respect to these matters and determines loss contingency assessments on a gross basis after assessing the probability of incurrence of a loss and whether a loss is reasonably estimable. In addition, the Company considers other relevant factors that could impact its ability to reasonably estimate a loss. A determination of the amount of reserves required, if any, for these contingencies is made after analyzing each matter. The Company’s reserves may change in the future due to new developments or changes in strategy in handling these matters.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company moved to dismiss the consolidated complaint on December 8, 2008. On July 9, 2009, the Court ruled on the motion to dismiss the consolidated complaint by dismissing without prejudice all claims under the Exchange Act and all but one claim under the Securities Act for failure to state a claim upon which relief could be granted. On August 3, 2009, the plaintiffs amended the consolidated complaint by filing their Second Amended Consolidated Complaint (the Amended Complaint). The Company moved to dismiss the Amended Complaint on September 3, 2009, and on December 15, 2009 the Court granted this second motion to dismiss in part and denied it in part. The plaintiffs have moved for class certification and briefing on that motion is ongoing. The Company continues to believe that it has substantial legal and factual defenses to the allegations contained in the Amended Complaint, and it intends to pursue these defenses vigorously. There can be no assurance, however, that the Company will prevail. Although the Company carries insurance for these types of claims and related defense costs, a judgment significantly in excess of the Company’s insurance coverage could materially and adversely affect the Company’s financial condition, results of operations and cash flows. As of December 31, 2009, the Company estimated that its potential loss from these claims and related defense costs will not exceed its insurance deductible of $0.5 million.

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

In July 2009, Hi-Art filed a complaint against the Company in the Tokyo District Court seeking compensation it claims is owed under the asset acquisition agreement. Although the Company believes that it has substantial legal and factual defenses to Hi-Art’s allegations and intends to pursue these defenses vigorously, there can be no assurance that the Company will prevail. Accordingly, the Company maintains a reserve with respect to this matter. The Company may change the amount of such reserve from time to time in the future due to new developments or changes in strategy related to this matter.

Operating Leases

The Company leases six facilities under separate operating leases with various expiration dates through 2018. The Company also leases automobiles under separate operating leases with various expiration dates through 2013.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense during the years ended December 31, 2009, 2008 and 2007 was $4.8 million, $4.2 million and $2.6 million, respectively.

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

At December 31, 2009, future payments under operating leases (including rent escalation clauses) were as follows (in thousands):

Years Ended December 31,

2010	$4,097
2011	4,087
2012	3,791
2013	3,092
2014	2,027
Thereafter	3,237

$20,331

NOTE I —	TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)

Redeemable Convertible Preferred Stock

Prior to Tomo’s IPO on May 8, 2007, it issued various classes of preferred stock. The holders of Series A, B, C and D preferred stock had the option to sell their shares back to Tomo at the greater of the original purchase price plus accrued dividends or the current fair market value of the shares. The holders of Series E preferred stock had the option to sell their shares back to Tomo at the original purchase price plus accrued dividends. As a result, the carrying value of the preferred stock was increased by an accretion during the year ended December 31, 2007 so that the carrying amounts equaled the greater of fair value or the defined redemption value for the Series A, B, C and D preferred stock. The Series E preferred stock was increased to its redemption value, including accrued dividends. The accreted amounts were recorded to accumulated deficit. The put option and the related accretion of the preferred shares terminated upon the closing of the IPO. For the year ended December 31, 2007, an accretion charge of $237.6 million was recorded based on the IPO price. The resulting value was then allocated to each series of Tomo’s preferred stock based upon the economic impact of the conversion rights and liquidation preferences of the preferred stock.

Warrants

Prior to Tomo’s IPO, there were 158,566 warrants outstanding for the purchase of shares of Tomo’s Series D preferred stock at a price per share of $1.84. Upon the closing of the IPO, the outstanding Series D warrants became options to purchase shares of common stock at an exercise price of $1.84 per share. The warrants expired on February 18, 2009, which was five years after the date they were issued. As a result, Tomo had no warrants outstanding at December 31, 2009.

NOTE J —	STOCK INCENTIVE PLANS

The Company sponsors three stock incentive plans (the Plans), which allow for the grant of incentive stock options, nonqualified stock options and restricted stock. Each option grant entitles the holder to purchase a specified

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

number of shares of Tomo common stock at a specified price that may not be less than the fair market value on the grant date. Although the option grants under the Plans have a maximum life of ten years, the majority of the grants made to date have lives of six years and vest at various intervals. Each restricted stock grant entitles the holder to receive a specified number of Tomo shares of common stock and vests at various intervals. Vesting schedules are determined at the grant date by the Compensation Committee of Tomo’s Board of Directors.

Tomo’s Board of Directors approved the 2007 Equity Incentive Plan in connection with its IPO and approved an amendment thereto in March 2009 (as amended, the 2007 Plan). Under the 2007 Plan, Tomo’s Board of Directors is authorized to grant stock-based awards to employees, directors, and consultants for up to 7,335,822 shares in aggregate. As of December 31, 2009, the two other plans remained in effect along with the 2007 Plan; however, equity-based awards may only be granted under the 2007 Plan.

The following table summarizes the activity under the Plans (in thousands, except for weighted-average exercise price and weighted-average fair value at grant date):

		Incentive Stock Options		Restricted Stock
					Weighted-
	Shares	Number of	Weighted-		Average
	Available	Options	Average	Number of	Fair Value
	for Grant	Outstanding	Exercise Price	Shares	at Grant Date

Balance at December 31, 2006	2,293	9,156	$3.30	—	$—
Granted	(232)	232	20.65	—	—
Exercised	—	(2,850)	1.12	—	—
Cancelled	16	(207)	4.80	—	—

Balance at December 31, 2007	2,077	6,331	4.24	—	—
Granted	(1,860)	340	8.26	1,520	6.02
Exercised	—	(555)	2.56	(21)	2.56
Cancelled	49	(342)	6.95	(27)	6.10

Balance at December 31, 2008	266	5,774	5.17	1,472	6.02
Authorized	5,033	—	—	—	—
Granted	(1,861)	204	2.62	1,657	4.50
Exercised	—	(160)	2.64	(467)	6.03
Cancelled	229	(471)	6.65	(174)	5.95

Balance at December 31, 2009	3,667	5,347	$5.02	2,488	$5.01

Exercisable at December 31, 2009		4,525	$4.54	—	$—

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the nonvested shares under the Plans (in thousands, except for weighted-average fair value at grant date):

	Incentive Stock Options		Restricted Stock
		Weighted-		Weighted-
		Average		Average
	Number of	Fair Value	Number of	Fair Value
	Shares	at Grant Date	Shares	at Grant Date

Balance at December 31, 2006	5,660	$4.52	—	$—
Granted	232	20.65	—	—
Vested	(1,373)	3.28	—	—
Forfeited	(98)	6.25	—	—

Balance at December 31, 2007	4,421	5.71	—	—
Granted	340	8.26	1,520	6.02
Vested	(2,189)	5.19	(32)	6.10
Forfeited	(235)	7.91	(16)	6.10

Balance at December 31, 2008	2,337	6.36	1,472	6.02
Granted	204	2.62	1,657	4.50
Vested	(1,497)	4.90	(467)	6.03
Forfeited	(222)	7.91	(174)	5.95

Balance at December 31, 2009	822	$7.67	2,488	$5.01

At December 31, 2009, the range of exercise prices on outstanding stock options was as follows:

	Number of	Remaining	Number of	Weighted-
	Options	Contractual Life	Options	Average
Range of Exercise Price	Outstanding	(Years)	Exercisable	Exercise Price

$0.10 - $2.38	223	4.06	223	$0.91
$2.56 - $2.70	203	5.38	33	2.56
$2.82	1,458	5.04	1,458	2.82
$3.46	1,264	2.35	1,264	3.46
$4.50 - $6.10	247	3.31	175	5.48
$6.75	1,630	2.92	1,233	6.75
$9.76 - $27.20	322	3.98	139	17.89

	5,347	3.59	4,525	4.54

Aggregate intrinsic value (in thousands)	$3,064		$2,848

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at December 31, 2009, which was $3.90 per share.

At December 31, 2009, the Company’s weighted-average remaining contractual term was 3.6 years for all outstanding stock options, 3.6 years for outstanding vested stock options and 2.2 years for restricted stock.

As of December 31, 2009, the Company had $13.0 million of total unrecognized compensation expense that it expects to recognize over a weighted-average period of 2.02 years for nonvested awards granted under the Company’s stock based plans.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of each option grant for the years ended December 31, 2009, 2008 and 2007 were estimated at the date of grant using the Black-Scholes option-pricing model based on the assumptions in the following table.

	Years Ended December 31,
	2009	2008	2007

Expected term (years)	4.25	4.25	4.25
Risk-free interest rate	1.9-2.8%	1.6-3.1%	3.4-4.6%
Expected volatility	53-55%	46-53%	45-46%
Expected dividend	0%	0%	0%
Expected forfeiture rate	5.5%	5.5%	5.5%
Weighted-average fair value at grant date	$2.62	$8.26	$20.65

The following table summarizes the net effect of the Company’s share-based compensation expense (in thousands):

	Years Ended December 31,
	2009	2008	2007

Cost of revenue	$1,242	$820	$634
Research and development	1,658	1,464	1,049
Selling, general and administrative	3,371	2,447	1,635
Income tax benefit	—	—	(449)

	$6,271	$4,731	$2,869

NOTE K —	RETIREMENT PLAN

The Company has a 401(k) plan covering all qualified employees based in the United States. Employer contributions are at the discretion of Tomo’s Board of Directors, and the policy is to fund the 401(k) plan contributions as they accrue. The Company contributed $1.6 million, $1.8 million and $1.0 million to the 401(k) plan during the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE L —	EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan (as amended, ESPP) for all qualified employees, which was adopted in 2007 and amended in 2009. The participants’ purchase price under the ESPP is 85% of the lesser of (1) the fair market value of the Company’s common stock as of the beginning of an applicable offering period or (2) the fair market value of the Company’s common stock as of an applicable purchase date. Offering periods generally occur once every twelve months. Under the ESPP, the Company issued 261,766 shares for $0.6 million and 269,872 shares for $0.5 million during the years ended December 31, 2009 and 2008, respectively. During the years ended December 31, 2009 and 2008, the Company recorded share-based compensation expense related to these ESPP shares of $0.2 million and $0.2 million, respectively. A total of 1,050,000 shares of the Company’s common stock were reserved for issuance under the ESPP. As of December 31, 2009, 463,704 of such shares were available for issuance.

As of December 31, 2009, there was approximately $0.3 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized over a period of approximately 11 months. The fair value of ESPP shares was $1.41 per share.

NOTE M —	RELATED PARTY TRANSACTIONS

The Company has an exclusive license agreement with the Wisconsin Alumni Research Foundation (WARF), a shareholder of the Company, to make, use, sell and otherwise distribute products under certain of WARF’s patents

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

anywhere in the world. The Company is required to pay WARF a royalty for each product sold. The Company has recorded to cost of revenue WARF royalties of $0.8 million, $1.3 million and $1.7 million during the years ended December 31, 2009, 2008 and 2007, respectively. The license agreement expires upon expiration of the patents and may be terminated earlier if the Company so elects. The Company may also grant sublicenses to third parties but must pay WARF 50% of all fees, royalties and other payments received. WARF has the right to terminate the license agreement if the Company does not meet the minimum royalty obligations, which are $0.3 million per year, or if the Company commits any breach of the license agreement’s covenants. If the Company were to lose this license, it would be unable to produce or sell the System. The Company had WARF royalty payable balances of $0.3 million and $0.6 million as of December 31, 2009 and 2008, respectively.

NOTE N —	INVESTMENT IN COMPACT PARTICLE ACCELERATION CORPORATION

During April 2008, TomoTherapy established a new affiliate, CPAC, to develop a compact proton therapy system for the treatment of cancer. CPAC’s investors include TomoTherapy, private investors and potential customers.

Although Tomo’s ownership in CPAC is less than 50%, it has consolidated CPAC, as Tomo holds a call option on certain medical technology from CPAC and maintains overall control of CPAC’s Board of Directors. Therefore, CPAC’s outside stockholders’ interests are shown in the Company’s consolidated financial statements as “Noncontrolling interests” (See Note B). Tomo contributed intellectual property with a fair market value of approximately $1.9 million as its investment in CPAC. CPAC raised additional capital of $6.9 million during 2009. As of December 31, 2009 and 2008, Tomo’s ownership interest in CPAC was 7.3% and 11.7%, respectively.

NOTE O —	ACQUISITION

On October 31, 2008, the Company acquired 100% of the outstanding capital stock of Chengdu Twin Peak Accelerator Technology Inc. (Twin Peak), a privately held company based in Chengdu, China. The Company believes Twin Peak could be an alternative and secondary source of supply for linear accelerators, a critical component of the System. Total consideration for the acquisition was approximately $3.1 million payable over four installments. The first installment of $0.9 million was paid on closing, and the second installment of $0.2 million was paid on December 16, 2009. The third installment of $0.6 million is due in two separate payments on July 31, 2010 and August 30, 2010. The fourth installment of $1.4 million is due on July 31, 2011. Since the selling shareholders have not yet certified compliance with our technical specifications for the linear accelerator design, the Company has the option to either (1) cease linear accelerator development and close Twin Peak, in which case the third and fourth installments would not be due from the Company, or (2) cease production at the Twin Peak facility and obtain the intellectual property rights to manufacture the linear accelerators elsewhere, in which case an additional payment to the prior owners would be due. During the year ended December 31, 2008, the Company paid $1.2 million in acquisition payments and ancillary closing costs. Twin Peak was consolidated into the Company’s statements of operations for the years ended December 31, 2009 and 2008.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This transaction was accounted for as a purchase business combination, and the purchase consideration was allocated based on the fair values of identifiable tangible and intangible assets and liabilities as follows (in thousands):

Final
Purchase Price
Allocation

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

NOTE P —	RESTRUCTURING

In early October 2009, Tomo’s management approved a restructuring program to downsize certain customer service and administrative functions and to terminate the employment of 61 employees during the period from October 14 through December 31, 2009. On October 14, 2009, Tomo announced the organizational restructuring internally. The purpose of this program was to realign resources with the Company’s current business outlook, to streamline its service organization and to integrate certain business functions in order to eliminate redundant tasks.

As a result of the restructuring program, the Company recognized a total restructuring charge of approximately $1.9 million in the fourth quarter of 2009. For non-executive employees, this charge included termination benefits provided to employees based upon each employee’s current position, salary and length of service with the Company, along with outplacement assistance and other transition costs. One executive employee was included, and his termination benefits were based on the terms of his employment agreement. Any discount arising from determining the present value of the payouts is deemed immaterial due to the relatively short period between the communication date and the termination of employment. The Company’s liability for restructuring charges was $1.0 million at December 31, 2009.

NOTE Q —	QUARTERLY FINANCIAL DATA (unaudited)

(In thousands, except per share amounts)	Fiscal Year 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenue	$30,623	$41,080	$34,378	$57,950	$164,031
Gross profit	2,539	8,515	3,558	16,334	30,946
Loss from operations	(13,962)	(9,729)	(16,130)	(5,052)	(44,873)
Net loss attributable to shareholders	(12,999)	(7,123)	(13,880)	(3,368)	(37,370)
Loss per common share	$(0.26)	$(0.14)	$(0.27)	$(0.07)	$(0.74)
Weighted-average common shares outstanding	50,592	50,592	50,748	51,170	50,777

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)	Total

Revenue	$38,900	$52,021	$27,374	$86,294	$204,589
Gross profit (loss)	8,218	12,525	(907)	29,670	49,506
Income (loss) from operations	(11,975)	(11,154)	(23,401)	7,143	(39,387)
Net loss attributable to shareholders	(6,172)	(6,861)	(12,953)	(7,502)	(33,488)
Loss per common share	$(0.12)	$(0.14)	$(0.26)	$(0.15)	$(0.67)
Weighted-average common shares outstanding	50,024	50,173	50,244	50,352	50,199

(1)	During the quarter ended December 31, 2008, the Company established a 100% valuation allowance reserve against its net deferred tax assets of $21.1 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation as of December 31, 2009, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Remediation Steps to Address the 2008 Material Weakness

Management previously reported a material weakness in the Company’s internal control over financial reporting, related to accounting for income taxes, in Amendment No. 2 on Form 10-K/A for the year ended December 31, 2008 (filed on May 12, 2009). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on timely basis.

The Company made the following changes to its internal controls over financial reporting to remediate the material weakness reported in Amendment No. 2 on Form 10-K/A for the year ended December 31, 2008:

1.	The Company engaged a nationally recognized independent registered public accounting firm with expertise in accounting for income taxes to assist it in preparing its quarterly and annual income tax provision and disclosures in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP), and to advise it on technical tax matters exceeding its internal expertise, including a review of the Company’s accounting procedures and reconciliations related to deferred income taxes.

2.	The Company revised and enhanced the procedures and internal controls surrounding the accounting in its quarterly and annual income tax provision process, to ensure that the accounting for the income tax provision and related income tax balances is in accordance with U.S. GAAP. These specific enhancements included the following:

•	The Company instituted regular periodic meetings with its external tax advisors both prior to and following its quarterly reporting periods to enhance communication of key issues affecting the income tax provision, effective income tax rate reconciliation and related income tax disclosure requirements.

•	The Company formalized a process for documenting decisions and journal entries made based upon the preparation and review of supporting documentation and schedules provided by its tax analyst and external tax advisors.

•	The Company instituted a process to ensure the completeness and accuracy of financial statement income tax disclosures by using a standard U.S. GAAP disclosure checklist and documenting the supporting analysis.

•	The Company expanded and intensified the Controller’s review of amounts associated with the reporting of income taxes by completing additional detailed analytical procedures of each entity’s quarterly balance sheet and income tax provision reconciliation, federal and state tax accruals and receivables, deferred tax assets and liabilities, corresponding valuation allowances and unrecognized tax benefits on a quarterly basis.

•	The Company implemented procedures whereby the Controller reviews and approves all significant estimates and judgments related to the income tax provision, income tax accounts and financial statement disclosures, including judgments concerning the accounting for uncertain tax positions and valuation allowances.

The Company completed the documentation and testing of the corrective processes described above and, as of December 31, 2009, has concluded that the steps taken have remediated the material weakness related to accounting for income taxes previously disclosed in Amendment No. 2 to the Company’s 2008 Form 10-K.

Changes in Internal Control over Financial Reporting

As described above under the heading entitled “Remediation Steps to Address the 2008 Material Weakness,” there were changes in internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Amendment to Employment Agreement with Frederick A. Robertson

On March 9, 2010, we entered into an amended and restated employment agreement with our Chief Executive Officer and President, Frederick A. Robertson, to reflect market practices for chief executive officers in the event of termination of employment. The amended agreement replaces in its entirety the earlier employment agreement entered into between the parties on November 5, 2008, as amended. The amended agreement contains several material changes from the prior agreement relating to severance pay. In the event of termination without “cause,” for failure by the Company to renew his employment agreement or termination by Dr. Robertson for “good cause,” Dr. Robertson’s severance payment will include, among other things, a payment equal to 2.0 times his then current base salary and his target annual bonus in the year of termination, a prorated amount of the target annual bonus for the year of termination and acceleration of vesting of any unvested equity awards. In the event of termination without “cause,” failure by the Company to renew his employment agreement, or termination by Dr. Robertson for “good cause” within three months before or 24 months after a “change in control” as defined in the agreement, Dr. Robertson’s severance pay will include, among other things, a prorated amount of the target annual bonus for the year of termination and acceleration of vesting of any unvested equity awards. Under the terms of Dr. Robertson’s prior employment agreement, a payment of severance not related to a “change of control” would have included a payment of 1.5 times his base salary and target annual bonus, no pro-rated bonus for the year of termination, and no automatic acceleration of vesting of equity awards. A payment of severance related to a “change of control” under the prior agreement would not have included payment of a pro-rated bonus for the year of termination and also would not have resulted in automatic vesting of any unvested equity awards.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” and is incorporated herein by reference. The information required by this item with respect to our directors, our Audit Committee and its members, and Audit Committee financial expert is incorporated herein by reference to our definitive proxy statement for our 2010 Annual Meeting of Shareholders under the caption “Corporate Governance and Board Matters” or the caption “Audit Committee Report.” The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to our definitive proxy statement for our 2010 Annual Meeting of Shareholders under the caption “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance.”

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

3. Finally, click on “Comprehensive Compliance Program” under “Governance Documents.”

Copies of our Comprehensive Compliance Program may also be obtained without charge by sending a written request to our Corporate Secretary at our executive offices.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2010 Annual Meeting of Shareholders under the caption “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	the First Column)

Equity compensation plans approved by	5,347,448	$5.02	3,667,232
security holders
Equity compensation plans not approved by security holders	—		—

	5,347,448	$5.02	3,667,232

The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of management is incorporated herein by reference to our definitive proxy statement for our 2010 Annual Meeting of Shareholders under the caption “Stock Ownership — Beneficial Ownership of Certain Shareholders, Directors and Executive Officers.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to our definitive proxy statement for our 2010 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.” The information required by this item with respect to director independence is incorporated herein by reference to our definitive proxy statement for our 2010 Annual Meeting of Shareholders under the caption “Corporate Governance and Board of Directors Matters — The Board and Committees of the Board.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2010 Annual Meeting of Shareholders under the caption “Proposal Two — Ratification of the Appointment of the Company’s Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements

The financial statements of TomoTherapy Incorporated are set forth in Item 8 of this Report.

2.	Financial Statement Schedule (in thousands)

	SCHEDULE II
	Valuation and Qualifying Accounts
	Balance at			Balance at
	beginning of			end of
Description	year	Increases	Deductions	year

Year Ended December 31, 2009
Valuation allowance for deferred tax assets	$22,672	$11,771	$—	$34,443
Reserve for excess and obsolete inventory	$8,353	$750	$4,047	$5,056
Allowance for doubtful accounts receivable	$928	$97	$289	$736
Year Ended December 31, 2008
Valuation allowance for deferred tax assets	$1,526	$21,194	$48	$22,672
Reserve for excess and obsolete inventory	$9,243	$1,549	$2,439	$8,353
Allowance for doubtful accounts receivable	$—	$928	$—	$928
Year Ended December 31, 2007
Valuation allowance for deferred tax assets	$1,253	$297	$24	$1,526
Reserve for excess and obsolete inventory	$5,261	$5,973	$1,991	$9,243
Allowance for doubtful accounts receivable	$—	$—	$—	$—

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

3.	Exhibits

See “Exhibit Index” following the signature page of this Form 10-K for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TomoTherapy Incorporated

By:	/s/ Frederick A. Robertson
Frederick A. Robertson, M.D.
Chief Executive Officer and President

Dated: March 11, 2010

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brenda S. Furlow his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or her substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below on March 11, 2010, by the following persons in the capacities indicated.

Name	Position

/s/ Frederick A. Robertson Frederick A. Robertson, M.D.	Chief Executive Officer, President and Director (principal executive officer)

/s/ Thomas E. Powell Thomas E. Powell	Chief Financial Officer and Treasurer (principal financial and accounting officer)

/s/ T. Rockwell Mackie T. Rockwell Mackie, Ph.D.	Chairman of the Board, Director

/s/ Sam R. Leno Sam R. Leno	Director

/s/ H. Jonathan McCloskey H. Jonathan McCloskey	Director

/s/ John J. McDonough John J. McDonough	Director

/s/ Cary J. Nolan Cary J. Nolan	Director

Name	Position

/s/ Carlos A. Perez Carlos A. Perez, M.D.	Director

/s/ Roy T. Tanaka Roy T. Tanaka	Director

/s/ Frances S. Taylor Frances S. Taylor	Director

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(7)	Amended and Restated Articles of Incorporation of the Company
3	.2(7)	Amended and Restated Bylaws of the Company
4	.1(2)	Form of the Company’s Common Stock Certificate
10	.1(1)	Lease Agreement, dated January 26, 2005, between the Company and Old Sauk Trails Park Limited Partnership
10	.2(1)	Lease Agreement, dated October 28, 2005, between the Company and Adelphia, LLC
10	.3(1)+	Incentive Stock Option Plan, as amended, and forms of option agreements thereunder
10	.4(1)+	2000 Stock Option Plan, as amended, and forms of option agreements thereunder
10	.5(1)+	2002 Stock Option Plan, as amended, and forms of option agreements thereunder
10	.6(1)	Standard Terms and Conditions of Sale
10	.7(1)	International Standard Terms and Conditions of Sale
10	.8(1)	Tomo Lifecycle Care and Partnership Terms and Conditions
10	.9(2)†	Development and OEM Supply Agreement, dated January 27, 2003, between the Company and Analogic Corporation
10	.10(2)+	2007 Equity Incentive Plan
10	.11(15)	First Amendment to 2007 Equity Incentive Plan, dated May 1, 2009
10	.12(2)+	2007 Employee Stock Purchase Plan, as amended
10	.13(2)	Form of Noncompetition Agreement
10	.14(2)	Form of Assignment of Inventions Agreement
10	.15(2)	Form of Confidentiality Agreement
10	.16(3)†	License Agreement 98-0228, dated February 22, 1999, between the Company and Wisconsin Alumni Research Foundation
10	.17(4)†	Amendment to License Agreement 98-0228, dated April 16, 2007, between the Company and Wisconsin Alumni Research Foundation
10	.18(9)†	Amendment to License Agreement 98-0228, dated December 23, 2008, between the Company and Wisconsin Alumni Research Foundation
10	.19(5)	Stock Purchase Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors
10	.20(5)	Shareholder Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors
10	.21(5)	Investors’ Rights Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors
10	.22(5)†	Limited Exclusive License Agreement, dated February 23, 2007, between the Company and Regents of the University of California
10	.23(5)†	Amendment One to Limited Exclusive License Agreement, dated April 8, 2008, between the Company and Lawrence Livermore National Security, LLC
10	.24(5)†	Limited Exclusive Sublicense Agreement, dated April 25, 2008, between the Company and Compact Particle Acceleration Corporation
10	.25(6)†	Supply Agreement, dated June 25, 2008, between the Company and Hitachi Medical Corporation
10	.26(7)	Form of Indemnification Agreement for Directors, Executive Officers, and Controller
10	.27(7)+	Employment Agreement, dated November 5, 2008, between the Company and Steven G. Books
10	.28(8)+	Amendment to Noncompetition Agreement, dated December 16, 2008, between the Company and Paul J. Reckwerdt
10	.29(9)†	Long-term Purchase Agreement, dated December 22, 2008, among the Company, e2v, Inc. and e2v Technologies (UK) Limited

Exhibit
Number		Description

10	.30(10)†	Manufacture and Supply Agreement, dated January 13, 2009 and effective October 8, 2008, between the Company and Siemens AG Healthcare Sector, Components & Vacuum Technology
10	.31(13)	Amendment One to Manufacture and Supply Agreement, dated April 13, 2009, between the Company and Siemens AG Healthcare Sector, Components & Vacuum Technology
10	.32(11)+	Form of Employment Agreement, dated November 5, 2008, between the Company and Brenda S. Furlow and Rafael L. Vaello
10	.33+*	Form of First Amendment to Employment Agreement, dated July 1, 2009, between the Company and Brenda S. Furlow and Eric A. Schloesser
10	.34(12)	Settlement Agreement, dated April 7, 2009, between the Company and Avalon Capital Group, Inc., Avalon Technology, LLC and Avalon Portfolio, LLC
10	.35(14)	Magnetron Subscription Agreement, dated April 24, 2009 and effective May 1, 2009, between the Company and e2v, Inc. and e2v Technologies (UK) Limited
10	.36(16)+	Employment Agreement, dated June 10, 2009 and effective June 22, 2009, between the Company and Thomas E. Powell
10	.37(17)+	Form of First Amendment to Employment Agreement, dated July 1, 2009, between the Company and Steven G. Books, Thomas E. Powell and T. Rockwell Mackie
10	.38+*	First Amendment to Employment Agreement, dated July 1, 2009, between the Company and Rafael L. Vaello
10	.39(18)	Letter Agreement not requiring 11th director, dated October 12, 2009, between the Company and Avalon Capital Group, Inc., Avalon Technology, LLC and Avalon Portfolio, LLC
10	.40(19)	Magnetron Subscription Agreement (revised redaction), dated April 24, 2009 and effective May 1, 2009, between the Company and e2v, Inc. and e2v Technologies (UK) Limited
10	.41(20)	Amended and Restated Equity Interest Transfer Agreement, dated November 18, 2009, between the Company and Chengdu Twin-Peak Accelerator Technology Inc., Sichuan Nanguang Vacuum Technology Incorporated Ltd. and Yao Chongguo
10	.42(21)	Separation and Release Agreement, dated November 25, 2009, between the Company and Steven G. Books
10	.43(22)†	Amended and Restated Loan Agreement, dated December 1, 2009, between the Company and M&I Marshall & Ilsley Bank
10	.44(22)†	Amended and Restated Promissory Note, dated December 1, 2009, between the Company and M&I Marshall & Ilsley Bank
10	.45*	Amended and Restated Employment Agreement, dated March 9, 2010, between the Company and Frederick A. Robertson
23	.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
23	.2*	Consent of Grant Thornton LLP, independent registered public accounting firm
31	.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007 (File No. 333-140600).

(2)	Previously filed as an exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007 (File No. 333-140600).

(3)	Previously filed as an exhibit to Amendment No. 3 to the Company’s registration statement on Form S-1 filed with the SEC on April 19, 2007 (File No. 333-140600).

(4)	Previously filed as an exhibit to the Company’s registration statement on Form S-1 filed with the SEC on September 21, 2007 (File No. 333-146219).

(5)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on April 28, 2008 (File No. 001-33452).

(6)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 30, 2008 (File No. 001-33452).

(7)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on November 7, 2008 (File No. 001-33452).

(8)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on December 17, 2008 (File No. 001-33452).

(9)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on December 30, 2008 (File No. 001-33452).

(10)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on January 16, 2009 (File No. 001-33452).

(11)	Previously filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 12, 2009 (File No. 001-33452).

(12)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on April 8, 2009 (File No. 001-33452).

(13)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on April 13, 2009 (File No. 001-33452).

(14)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on April 29, 2009 (File No. 001-33452).

(15)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on May 5, 2009 (File No. 001-33452).

(16)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 11, 2009 (File No. 001-33452).

(17)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 6, 2009 (File No. 001-33452).

(18)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on October 16, 2009 (File No. 001-33452).

(19)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on October 28, 2009 (File No. 001-33452).

(20)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on November 23, 2009 (File No. 001-33452).

(21)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on November 25, 2009 (File No. 001-33452).

(22)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on December 2, 2009 (File No. 001-33452).
*	Filed herewith.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the corresponding filing and submitted separately to the SEC.
+	Executive compensation plan or arrangement.