Form 10-Q
period 2010-03-31
TomoTherapy Inc
filed 2010-05-06
CIK 1317872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock outstanding as of April 30, 2010: 54,104,162 shares.

TomoTherapy Incorporated and Subsidiaries
Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
Cash and cash equivalents (CPAC balances of $6,300 and $1,590, respectively)	$92,071	$76,108
Short-term investments	56,632	78,225
Receivables, net	33,660	33,559
Inventories, net	53,555	47,669
Prepaid expenses and other current assets (CPAC balances of $939 and $494, respectively)	4,326	3,633

Total current assets	240,244	239,194
Property and equipment, net (CPAC balances of $1,152 and $555, respectively)	18,383	18,628
Other non-current assets, net (CPAC balances of $25 and $30, respectively)	11,582	12,429

TOTAL ASSETS	$270,209	$270,251

LIABILITIES AND EQUITY
Accounts payable (CPAC balances of $443 and $24, respectively)	$11,812	$6,269
Accrued expenses (CPAC balances of $62 and $20, respectively)	17,384	19,588
Accrued warranty	3,579	4,173
Deferred revenue	32,780	34,145
Customer deposits	10,567	13,266

Total current liabilities	76,122	77,441
Other non-current liabilities (CPAC balances of $19 and $18, respectively)	3,995	5,475

TOTAL LIABILITIES	80,117	82,916

COMMITMENTS AND CONTINGENCIES (Note G)

Preferred stock, $1 per share par value, 10,000,000 shares authorized at March 31, 2010 and December 31, 2009; no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.01 per share par value, 200,000,000 shares authorized at March 31, 2010 and December 31, 2009; 54,144,133 and 54,102,360 shares issued and outstanding at March 31, 2010 and 53,980,728 and 53,938,955 shares issued and outstanding at December 31, 2009	517	515
Additional paid-in capital	669,567	667,177
Treasury stock, 41,773 shares at cost at March 31, 2010 and December 31, 2009	(137)	(137)
Accumulated other comprehensive loss	(575)	(268)
Accumulated deficit	(488,541)	(483,863)

Total shareholders’ equity	180,831	183,424
Noncontrolling interests	9,261	3,911

TOTAL EQUITY	190,092	187,335

TOTAL LIABILITIES AND EQUITY	$270,209	$270,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue:
Product	$29,229	$21,133
Service and other	12,851	9,490

Total revenue	42,080	30,623

Cost of revenue:
Product	12,785	11,745
Service and other	16,691	16,339

Total cost of revenue	29,476	28,084

Gross profit	12,604	2,539

Operating expenses:
Research and development	7,540	5,849
Selling, general and administrative	11,034	10,652

Total operating expenses	18,574	16,501

Loss from operations	(5,970)	(13,962)
Other income (expense):
Interest income	531	697
Interest expense	(11)	(14)
Other expense, net	(448)	(256)

Total other income	72	427

Loss before income tax	(5,898)	(13,535)
Income tax benefit	44	100

Net loss	(5,854)	(13,435)
Noncontrolling interests	1,176	436

Net loss attributable to shareholders	$(4,678)	$(12,999)

Weighted-average common shares outstanding — basic and diluted	51,566	50,592

Loss per common share — basic and diluted	$(0.09)	$(0.26)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(5,854)	$(13,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,503	2,422
Share-based compensation	1,819	1,490
Deferred income tax benefit	(72)	(172)
Other noncash items	2	16
Changes in operating assets and liabilities:
Receivables, net	(181)	8,480
Inventories, net	(6,136)	(783)
Other assets	(1,109)	(666)
Accounts payable	5,548	3,278
Accrued expenses	(2,348)	(2,063)
Accrued warranty	(594)	(1,598)
Deferred revenue	(1,950)	2,158
Customer deposits	(2,699)	(752)

Net cash used in operating activities	(11,071)	(1,625)

Cash flows from investing activities:
Purchases of property and equipment	(1,239)	(1,170)
Purchases of short-term investments	—	(7,499)
Proceeds from sales and maturities of short-term investments	21,250	4,876
Other investing activities	(241)	(922)

Net cash provided by (used in) investing activities	19,770	(4,715)

Cash flows from financing activities:
Payments on notes payable	(34)	(35)
Proceeds from exercises of stock options and warrants	573	2
Proceeds from issuance of CPAC common stock	6,526	6,364

Net cash provided by financing activities	7,065	6,331
Effect of exchange rate changes on cash and cash equivalents	199	671

Increase in cash and cash equivalents	15,963	662
Cash and cash equivalents at beginning of period	76,108	65,967

Cash and cash equivalents at end of period	$92,071	$66,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(unaudited)

	Shareholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Accumulated	Noncontrolling
	Stock	Capital	Stock	Income (Loss)	Deficit	Interests	Total Equity
						(As adjusted,
						Note B)

Balance at December 31, 2008	$506	$659,379	$—	$202	$(446,493)	$2,155	$215,749
Net loss	—	—	—	—	(12,999)	(436)	(13,435)
Other comprehensive loss	—	—	—	(428)	—	—	(428)

Comprehensive loss							(13,863)

Issuance of common stock	—	—	—	—	—	6,364	6,364
Exercise of stock options and common stock warrants	—	2	—	—	—	—	2
Share-based compensation expense	—	1,490	—	—	—	—	1,490

Balance at March 31, 2009	$506	$660,871	$—	$(226)	$(459,492)	$8,083	$209,742

Balance at December 31, 2009	$515	$667,177	$(137)	$(268)	$(483,863)	$3,911	$187,335
Net loss	—	—	—	—	(4,678)	(1,176)	(5,854)
Other comprehensive loss	—	—	—	(307)	—	—	(307)

Comprehensive loss							(6,161)

Issuance of common stock	—	—	—	—	—	6,526	6,526
Exercise of stock options	2	571	—	—	—	—	573
Share-based compensation expense	—	1,819	—	—	—	—	1,819

Balance at March 31, 2010	$517	$669,567	$(137)	$(575)	$(488,541)	$9,261	$190,092

The accompanying notes are an integral part of these condensed consolidated statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A — DESCRIPTION OF BUSINESS
Organization
The organization is comprised of TomoTherapy Incorporated, a Wisconsin corporation (Tomo), its wholly-owned subsidiaries and its minority-owned affiliate (collectively, together with Tomo, the Company). Tomo and its wholly-owned subsidiaries (TomoTherapy) develop, manufacture, market and sell advanced radiation therapy solutions to treat a wide range of cancer types. The treatment systems in the Company’s platform (collectively, the System or Systems) include: (1) the flagship Hi Art treatment system, which delivers CT-guided, helical intensity-modulated radiation therapy (IMRT) treatment fractions, (2) the TomoHD treatment system, which includes both the TomoHelical and TomoDirect treatment modalities, and (3) the TomoMobile treatment system, which is a relocatable radiation therapy solution. TomoTherapy markets and sells its products to hospitals and cancer treatment centers in North America, Europe, the Middle East and Asia-Pacific. Compact Particle Acceleration Corporation (CPAC), Tomo’s controlled, minority-owned affiliate, is an enterprise focused on the development of a proton therapy system.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The Company’s condensed consolidated financial statements include the accounts of CPAC. Although Tomo’s ownership in CPAC is less than 50%, it has consolidated CPAC, as Tomo is the primary beneficiary of CPAC, due to its overall control of CPAC’s activities and Tomo’s ownership interest in CPAC. Therefore, CPAC’s outside stockholders’ interests are shown in the Company’s condensed consolidated financial statements as “Non-controlling interests.” Significant intercompany balances and transactions have been eliminated in consolidation.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report for the year ended December 31, 2009 as filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for the year ending December 31, 2010.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of the condensed consolidated financial statements and the reported amount of revenues and expenses and cash flows during the periods presented. Actual results could differ from those estimates.
Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The carrying value of these assets and liabilities approximate their respective fair values as of March 31, 2010 and December 31, 2009.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Revenue Recognition
In September 2009, the Financial Accounting Standards Board (FASB) amended the accounting guidance on revenue recognition. Under the amended guidance, consideration in a multiple element arrangement may now be allocated in a manner that more closely reflects the structure of the transaction (“new revenue guidance”). Also, under the new revenue guidance, tangible products that contain software components essential to the functionality of the tangible product will no longer be subject to software revenue recognition guidance and will now be subject to other revenue guidance.
The Company elected to early adopt this new revenue guidance at the beginning of its first quarter of fiscal 2010 on a prospective basis for applicable arrangements originating or materially modified on or after January 1, 2010. For the first quarter of 2010, adoption of the new revenue guidance did not have a material impact on its condensed consolidated financial statements and the Company does not expect the new revenue guidance will have a material impact on its consolidated financial statements in future periods.
The Company recognizes revenue from System sales, including sales to distributors, and related services, when earned. Revenue is recognized when the following criteria are met: persuasive evidence of an arrangement exists, title and risk of loss have been transferred to the customer, the sales price is fixed or determinable and collection is reasonably assured.
Payments received for products prior to shipment are recorded as customer deposits. Once a System has been shipped, the related deposits are transferred to deferred revenue until the criteria for revenue recognition are satisfied.
The Company recognizes revenue in connection with distributor sales of the System based on the distributor’s certification status. If a distributor is certified by the Company to provide installation, testing, training and post-installation warranty services to end customers, the Company recognizes revenue upon shipment to that certified distributor, at which time the Company’s only remaining obligation is its post-installation warranty services to the distributor. The Company recognizes revenue for direct sales and sales through distributors that are not certified upon receipt of the signed acceptance procedure document from the end customer. Distributors do not have any contractual right of return, and the Company has not accepted any System returns from any distributor.
The Company frequently enters into sales arrangements with customers that contain multiple elements or deliverables such as hardware and post-warranty maintenance services. For such arrangements, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the new revenue guidance establishes a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of the selling price (ESP). Under previous guidance, in instances when evidence of VSOE of all undelivered elements exists, evidence does not exist for one or more delivered elements and the fair value of all of the undelivered elements is less than the arrangement fee, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The residual method of accounting for revenue from multiple element arrangements is no longer permitted for transactions subject to the new revenue guidance.
Payments received for post-warranty maintenance services on the System are recorded as deferred revenue upon receipt and are recognized as revenue ratably over the term of the contract, which generally ranges from twelve to sixty months.
The Company sells optional software packages for which the selling price, cost and functionality are incidental to the operation of the System itself. The Company recognizes revenue for these optional software packages when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivable is reasonably assured and delivery of the product has occurred, provided that all other criteria for revenue recognition have been met. Revenue earned on software arrangements involving multiple elements is allocated to each element using the hierarchy in the new revenue guidance.
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

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
Recent Accounting Pronouncements
In September 2006, the FASB issued new accounting guidance on fair value measurements and disclosures. The new guidance defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. In February 2008, the FASB issued further guidance, which provided a one year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. This guidance applies under other accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this guidance does not require any new fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of the new guidance in 2008 and the further guidance in 2009 did not have a material impact on the Company’s condensed consolidated financial statements.
In June 2009, the FASB issued revised guidance for the accounting of variable interest entities. This revised guidance replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits from the entity that could be potentially significant to the variable interest entity. The accounting guidance also requires an ongoing reassessment of whether an enterprise is the primary beneficiary and requires additional disclosures about an enterprise’s involvement in variable interest entities. The adoption of this accounting guidance, which became effective for the Company beginning in the first quarter of fiscal 2010, did not have a material impact on the Company’s condensed consolidated financial statements.
NOTE C — SUPPLEMENTAL FINANCIAL INFORMATION
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of these investments approximates their fair value.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Short-term Investments
Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term if they are highly liquid, as such securities represent the investment of cash that is available for current operations. All short-term investments are classified as available for sale and are recorded at fair value using the specific identification method. Unrealized changes in fair value, net of tax, are reflected in the condensed consolidated financial statements as “Other comprehensive income (loss).”
Investments consisted of the following (in thousands):

	March 31, 2010
	Cost basis	Unrealized gains	Unrealized losses	Fair value
U.S. Government and Agency securities	$43,456	$813	$—	$44,269
Corporate bonds	12,099	264	—	12,363

	$55,555	$1,077	$—	$56,632

	December 31, 2009
	Cost basis	Unrealized gains	Unrealized losses	Fair value
U.S. Government and Agency securities	$60,531	$1,043	$—	$61,574
Corporate bonds	16,334	317	—	16,651

	$76,865	$1,360	$—	$78,225

The remaining maturities of debt securities were as follows (in thousands):

	March 31, 2010		December 31, 2009
	Cost basis	Fair value	Cost basis	Fair value
Due in one year or less	$30,817	$31,124	$48,345	$48,809
Due after one year through five years	24,738	25,508	28,520	29,416

	$55,555	$56,632	$76,865	$78,225

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
As of March 31, 2010, the Company’s financial assets, which consist of its investments, were measured at fair value employing Level 2 inputs.
Receivables, net
The Company’s receivables are mainly due from hospitals and cancer treatment centers. Credit is extended based on the Company’s evaluation of a customer’s financial condition, and collateral is not generally required. Accounts receivable are due in accordance with contract terms and are considered past due if not paid within 30 days of contract terms. In addition, the Company frequently enters into sales contracts for the System that require advance payments from customers.
The Company’s allowance for doubtful accounts reflects its best estimate of probable losses inherent in its accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience and other available evidence. The Company’s allowance for doubtful accounts at March 31, 2010 and December 31, 2009 was $0.8 million and $0.7 million, respectively.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Inventories, net
Components of inventory include raw materials, work-in-process and finished goods. Finished goods include in-transit Systems that have been shipped to the Company’s customers or non-certified distributors, but are not yet installed and accepted by the end customer. All inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding twelve months, expected demand, technological obsolescence and other information. The Company records as a charge to cost of revenue the amount required to reduce the carrying value of inventory to net realizable value. As of March 31, 2010 and December 31, 2009, the Company had an inventory reserve of $5.0 million and $5.1 million, respectively, which is primarily related to service spare parts inventory. In addition, costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are included in the cost of revenue line item within the statements of operations.
Net inventories consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Raw materials	$41,490	$40,091
Work-in-process	4,843	1,847
Finished goods	7,222	5,731

	$53,555	$47,669

Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Commissions, severance and payroll-related	$3,184	$4,531
Bonuses	1,077	1,705
Accrued distributor relation costs	5,318	5,188
Sales, use and other indirect taxes	2,838	3,450
Other	4,967	4,714

	$17,384	$19,588

Accrued Warranty
The Company’s sales terms include a warranty that generally covers the first year of System operation and is based on terms that are generally accepted in the marketplace. The Company records a current liability for the expected cost of warranty-related claims at the time of sale.
The following table presents changes in the Company’s product warranty accrual for the three months ended March 31, 2010 and 2009 (in thousands):

	March 31,	March 31,
	2010	2009
Balance, beginning of period	$4,173	$7,431
Charged to cost of revenue	1,260	1,341
Adjustments related to change in estimate	(373)	(780)
Actual product warranty expenditures	(1,481)	(2,159)

Balance, end of period	$3,579	$5,833

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Deferred Revenue
Deferred revenue is recorded on a gross basis with the corresponding costs of revenue residing in inventory until such revenue is recognized. Deferred revenue includes amounts primarily related to services and, to a lesser extent, amounts related to product sales, including in-transit Systems that have shipped to the Company’s direct customers or non-certified distributors, but are not yet installed and accepted by the end customer. The Company ultimately expects to recognize these amounts as revenue upon performance of the services or once the Company’s product has been delivered and accepted by the customer.
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
Deferred revenue with expected recognition dates of greater than one year is classified in the consolidated financial statements as “Other non-current liabilities.” As of March 31, 2010 and December 31, 2009, the Company’s non-current deferred revenue was $2.1 million and $2.7 million, respectively.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) refers to revenue, expenses, gains and losses that, under U.S. GAAP, are included in other comprehensive income (loss), but are excluded from net income (loss), as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax, when applicable. The Company had other comprehensive loss of $0.3 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively.
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
For the three months ended March 31, 2010 and 2009, diluted net loss per share was the same as basic net loss per share since the effects of potentially dilutive securities are anti-dilutive.
Historical outstanding anti-dilutive securities not included in net loss per share calculation are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Stock options	5,028	5,677
Restricted stock	2,436	1,446

	7,464	7,123

NOTE E — SEGMENT INFORMATION
The Company has determined that it operates in only one segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker.
The Company categorizes revenue by major type. Refer to the condensed consolidated statement of operations for detail of revenue by major type.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Company also categorizes revenue by geographic region. Revenues are attributed to geographic region based on country location of the customer site. The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended March 31,
	2010	2009
Americas (1)	$13,333	$18,239
Europe and Middle East	19,563	6,275
Asia-Pacific	9,184	6,109

	$42,080	$30,623

(1)	Americas contains revenue from the United States of $12.7 million and $17.6 million for the periods ended March 31, 2010 and 2009, respectively.
NOTE F — INCOME TAXES
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
For the three months ended March 31, 2010 and 2009, the Company recorded an income tax benefit resulting in an effective income tax rate of 0.7%. The effective tax rate for the period differed significantly from the statutory tax rate primarily due to recording a valuation allowance for deferred tax assets in domestic and certain foreign taxing jurisdictions that are not more-likely-than-not to be realized. There were no material changes in unrecognized tax benefits during the three months ended March 31, 2010, nor does the Company anticipate a material change in total unrecognized tax benefits within the next 12 months.
NOTE G — COMMITMENTS AND CONTINGENCIES
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
The Company moved to dismiss the consolidated complaint on December 8, 2008. On July 9, 2009, the Court ruled on the motion to dismiss the consolidated complaint by dismissing without prejudice all claims under the Exchange Act and all but one claim under the Securities Act for failure to state a claim upon which relief could be granted. On August 3, 2009, the plaintiffs amended the consolidated complaint by filing their Second Amended Consolidated Complaint (the Amended Complaint). The Company moved to dismiss the Amended Complaint on September 3, 2009, and on December 15, 2009 the Court granted this second motion to dismiss in part and denied it in part. The plaintiffs have moved for class certification and briefing on that motion is ongoing. The Company continues to believe that it has substantial legal and factual defenses to the allegations contained in the Amended Complaint, and it intends to pursue these defenses vigorously. There can be no assurance, however, that the Company will prevail. Although the Company carries insurance for these types of claims and related defense costs, a judgment significantly in excess of the Company’s insurance coverage could materially and adversely affect the Company’s financial condition, results of operations and cash flows. As of March 31, 2010, the Company estimated that its potential loss from these claims and related defense costs will not exceed its insurance deductible of $0.5 million.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Reserve for Contingency
On July 17, 2009, Hi-Art Co., Ltd. (Hi-Art), the Company’s former distributor in Japan, filed a complaint against the Company in the Tokyo District Court seeking compensation it claims is owed by the Company. Although the Company believes it has substantial legal and factual defenses to Hi-Art’s allegations and intends to pursue these defenses vigorously, there can be no assurance that the Company will prevail. Accordingly, the Company maintains a reserve with respect to this matter.
Operating leases
The Company leases six facilities under separate operating leases with various expiration dates through 2018. The Company also leases automobiles under separate operating leases with various expiration dates through 2013. Rent expense was $1.2 million during the three months ended March 31, 2010 and 2009.
Initial terms for facility leases are up to 13 years, with renewal options at various intervals, and may include rent escalation clauses. The total amount of the minimum rent is expensed on a straight-line basis over the initial term of the lease unless external economic factors exist such that renewals are reasonably assured, in which case the Company includes the renewal period in its amortization period. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other expenses applicable to the leased premises. The Company expects that in the normal course of business leases that expire will be renewed or replaced by other leases.
NOTE H — STOCK INCENTIVE PLANS
The Company sponsors three stock plans, two stock incentive plans and an employee stock purchase plan (the Plans), which allow for the grant of incentive stock options, nonqualified stock options and restricted stock. Each option grant entitles the holder to purchase a specified number of shares of Tomo common stock at a specified price that may not be less than the fair market value on the grant date. Although the option grants under the Plans may have a maximum life of up to ten years, the majority of the grants made to date have lives of six years and vest at various intervals. Each restricted stock grant entitles the holder to receive a specified number of Tomo shares of common stock and vests at various intervals. Vesting schedules are determined at the grant date by the Compensation Committee of Tomo’s Board of Directors.
Tomo’s Board of Directors approved the 2007 Equity Incentive Plan and approved an amendment thereto in March 2009 (as amended, the 2007 Plan). Under the 2007 Plan, Tomo’s Board of Directors is authorized to grant stock-based awards to employees, directors, and consultants for up to 7,335,822 shares in aggregate. As of March 31, 2010, the two other plans remained in effect along with the 2007 Plan; however, equity-based awards may only be granted under the 2007 Plan.
The following table summarizes the activity under the Plans (in thousands, except for weighted-average exercise price and weighted-average fair value at grant date):

		Incentive Stock Options		Restricted Stock
					Weighted-
	Shares	Number of	Weighted-		Average
	Available	Options	Average	Number of	Fair Value
	for Grant	Outstanding	Exercise Price	Shares	at Grant Date
Balance at December 31, 2009	3,667	5,347	$5.02	2,488	$5.01
Exercised	—	(213)	2.69	(2)	2.70
Cancelled	62	(106)	7.32	(50)	4.81

Balance at March 31, 2010	3,729	5,028	$5.07	2,436	$5.02

Exercisable at March 31, 2010		4,256	$4.61

At March 31, 2010, the Company’s weighted-average remaining contractual term was 3.3 years for all outstanding stock options, 3.3 years for outstanding vested stock options and 2.0 years for restricted stock. In addition, the Company’s aggregate intrinsic value was $1.4 million for all outstanding stock options and $1.3 million for outstanding vested stock options that were outstanding at March 31, 2010.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The fair values of each option grant for the three months ended March 31, 2009 were estimated at the date of grant using the Black-Scholes option-pricing model based on the assumptions in the following table. There were no option grants during the three months ended March 31, 2010.

	Three Months Ended March 31,
	2010	2009
Expected term (years)	N/A	4.25
Risk-free interest rate	N/A	1.9%
Expected volatility	N/A	53%
Expected dividend	N/A	0%
Expected forfeiture rate	N/A	5.5%
Weighted-average fair value at grant date	N/A	$2.70
NOTE I — RELATED PARTY TRANSACTIONS
The Company has an exclusive license agreement with the Wisconsin Alumni Research Foundation (WARF), a shareholder of the Company, to make, use, sell and otherwise distribute products under certain of WARF’s patents anywhere in the world. The Company is required to pay WARF a royalty for each product sold. The Company has recorded as cost of revenue WARF royalties of $0.2 million and $0.1 million during the three months ended March 31, 2010 and 2009, respectively. The license agreement expires upon expiration of the patents and may be terminated earlier if the Company so elects. The Company may also grant sublicenses to third parties but must pay WARF 50% of all fees, royalties and other payments received. WARF has the right to terminate the license agreement if the Company does not meet the minimum royalty obligations, which are $0.3 million per year, or if the Company commits any breach of the license agreement’s covenants. If the Company were to lose this license, it would be unable to produce or sell the System. The Company had WARF royalty payable balances of $0.2 million and $0.3 million as of March 31, 2010 and December 31, 2009, respectively.
NOTE J — INVESTMENT IN COMPACT PARTICLE ACCELERATION CORPORATION
During April 2008, Tomo established a new affiliate, CPAC, to develop a compact proton therapy system for the treatment of cancer. CPAC’s investors include Tomo, private investors and potential customers.
Although Tomo’s ownership in CPAC is less than 50%, it has consolidated CPAC, as Tomo is the primary beneficiary of CPAC, due to its overall control of CPAC’s activities and Tomo’s ownership interest in CPAC. Therefore, CPAC’s outside stockholders’ interests are shown in the Company’s condensed consolidated financial statements as “Non-controlling interests” (See Note B). Tomo contributed intellectual property with a fair market value of approximately $1.9 million as its investment in CPAC. CPAC raised additional capital from third-party investors of $6.9 million and $6.5 million in 2009 and during the three months ended March 31, 2010, respectively. As of December 31, 2009 and March 31, 2010, Tomo’s ownership interest in CPAC was 7.3% and 5.3%, respectively.
Other than a previously agreed to arms-length contractual agreement to provide certain support and management services, Tomo has not provided financial or other support to CPAC, and Tomo has no contractual obligation to provide financial support in the future beyond the aforementioned services. The assets of CPAC are restricted to the settlement of CPAC’s obligations. The creditors and beneficial interest holders of CPAC have no recourse to the general credit of Tomo.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE K — RESTRUCTURING
In October 2009, Tomo’s management approved a restructuring program to downsize certain customer service and administrative functions and to terminate the employment of 61 employees during the period from October 14 through December 31, 2009. As a result of the restructuring program, the Company recognized a total restructuring charge of approximately $1.9 million in the fourth quarter of 2009. The remaining $0.1 million liability at March 31, 2010 is expected to be paid in 2010. A summary of activity for this liability is as follows (in thousands):

Balance, at December 31, 2009	$998
Additions	—
Payments	(902)

Balance, at March 31, 2010	$96

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read together with our unaudited condensed consolidated financial statements and the notes to those financial statements, which are included in this report. This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements reflect management’s expectations, estimates and assumptions, based on information available at the time of the statement or, with respect to any document incorporated by reference, available at the time that such document was prepared. Forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives, prospects and expectations. Forward-looking statements are often, but not always, made through the use of words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “likely,” “expect,” “estimate,” “project” and similar expressions. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors, including, but not limited to, those discussed below under “Factors Affecting Our Financial Performance” and those in the section entitled “Risk Factors” under Part II, Item 1A. of this Quarterly Report on Form 10-Q, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time or otherwise, except as required by law.
Overview
We develop, manufacture, market and sell advanced radiation therapy solutions to treat a wide range of cancer types. We market and sell our products to hospitals and cancer treatment centers in North America, Europe, the Middle East and Asia-Pacific and offer customer support services in each region either directly or through distributors.
The treatment systems in our TomoTherapy platform (collectively, the System or Systems) operate on a ring gantry and combine integrated CT imaging with conformal radiation therapy to deliver sophisticated radiation treatments with speed and precision while reducing radiation exposure to surrounding healthy tissue. Our Systems include: (1) the Hi Art treatment system, (2) the TomoHD treatment system, and (3) the TomoMobile relocatable radiation therapy solution. The Hi Art treatment system is our flagship product and has been used since 2003 to deliver CT-guided, helical intensity-modulated radiation therapy (IMRT) treatment fractions. The TomoHD treatment system was announced in October 2009, is targeted for shipment in the second half of 2010 and includes both our TomoHelical and TomoDirect treatment modalities to enable cancer centers to treat a broader patient population with a single device. The TomoMobile relocatable radiation therapy solution was first shipped in late 2009, consists of a standard TomoTherapy treatment system housed in a movable coach and is designed to improve access and availability of state-of-the-art cancer care.
For the three months ended March 31, 2010 and 2009, our revenue was $42.1 million and $30.6 million, respectively, an increase of 37%, and our net loss attributable to shareholders was $4.7 million and $13.0 million, respectively, a reduction of 64%. Our results of operations for the three months ended March 31, 2010 improved over the comparable 2009 period despite the continued impact of the global economic downturn, the ongoing credit crisis, uncertainty regarding national healthcare reform and enhanced competitive pressure. Although we experienced a net loss in the first quarter of 2010, we maintained a working capital balance of $164.1 million, including $148.7 million of cash and short-term investments as of March 31, 2010. Thus, we believe we will be able to fund ongoing operations and to invest in future product offerings for at least the next 12 months.
Despite continued economic uncertainty in 2010, we are encouraged by the improving trends in macroeconomic conditions and we remain confident in the future commercial demand for our technology and product offerings due to planned future new products and product enhancements and anticipated growth in demand for image-guided radiation therapy equipment.
Factors Affecting Our Financial Performance
Our financial performance is significantly affected by the following factors:
Incoming Orders
Since we sell high-priced capital equipment with a transaction cycle that can take many months between customer order and delivery, an important measure of our future financial performance is the dollar value of incoming orders for equipment. During the first three months of 2010, we experienced an increase in incoming orders as compared to the first three months of 2009 despite the continued impact of the global economic downturn, the ongoing credit crisis, increased competitive pressure and uncertainty regarding national healthcare reform. We believe this increase in orders is the result of improvements generated by the transition in sales leadership implemented during 2009, recent product introductions and improving trends in macroeconomic conditions.

Since the System is a major capital expenditure, our customers may require funding through a credit facility or lease arrangement. In the current economic environment, some customers may have difficulty obtaining the necessary credit or are subject to increased constraints on their use of available cash. In addition, the current economic environment may cause potential new customers to delay placing capital equipment orders or to purchase equipment that is less costly.
We are still experiencing heightened competition in the marketplace; see Item 1A. Risk Factors in Part II to this Quarterly Report on Form 10-Q for further information. To counter this competitive pressure, we continue to strive to improve the quality and effectiveness of our sales force, increase our focus on group purchasing organizations and national accounts, increase our emphasis on regional user meetings and expand our product features. We have also extended our product portfolio from one to three market offerings. Furthermore, we believe continued innovation and expansion of our clinical capabilities will extend our technology leadership position, increase our prospects for greater market share and generate revenue growth.
Backlog
As of March 31, 2010, we had a backlog of $134.2 million, the majority of which we believe should convert to revenue within the next 12 months. We define backlog as the total contractual value of all firm orders received for the System and related options that we believe are likely to ship within 24 months. To be included in backlog, such orders must be evidenced by a signed quotation or purchase order from the customer or distributor.
On a regular basis, we review our open orders to determine if they meet our backlog definition by evaluating various factors including site identification, requested delivery date and customer or distributor history. If they no longer meet our backlog definition, due to uncertainty regarding customer project sites and customer shipping schedules, we remove the orders from our backlog. As a result of this process, one order was removed from our backlog during the three months ended March 31, 2010 due to a cancellation resulting from a change to the customer’s business plans.
Revenue
Product revenue. The majority of our product revenue is generated from sales of the System. We negotiate the actual purchase price with each customer or distributor, and, historically, the purchase price has varied across geographic regions.
While we are starting to see some improvement in the market, we expect our 2010 revenue to be comparable to 2009 revenue due to the combination of the continued impact of the global economic downturn, the ongoing credit crisis, uncertainty regarding national healthcare reform and enhanced competitive pressure. However, we remain confident in the future commercial demand for our technology and product offerings due to our planned future new products and product enhancements and anticipated growth in demand for image-guided radiation therapy equipment.
Our revenue projections can be impacted by a number of factors, including the following:
•
On average, the System is shipped to our customer within 12 months after we receive the order. However, individual orders may become delayed and take longer than 12 months to ship. Timing of deliveries can be affected by factors out of our control such as construction delays at customer project sites and customer credit issues. For direct and non-certified distributor sales, we recognize revenue upon end customer acceptance of the System, which usually occurs three to four weeks after its delivery. For certified distributor sales, we recognize revenue upon shipment of the System to the certified distributor. Each System installation represents a significant percentage of our revenue for the period in which it occurs.

•
Our geographic mix of customers may impact our average selling prices. Increased sales of the System outside of North America have tended to favorably impact our gross margins due to higher average selling prices in these markets. We intend to continue to expand our international selling efforts, although we cannot be certain that favorable pricing trends will continue. As of March 31, 2010, we did not have a hedging program in place to offset foreign exchange risk and, therefore, cannot be certain of how foreign currency exchange rates will impact our financial results in the future.

•
Our ability to demonstrate the clinical benefits of the System compared to competing systems is a factor in our ability to increase market demand for the System. To compete effectively, we may need to offer additional features that could require substantial additional resources to develop.

•
Our focus on sales to group purchasing organizations (GPOs) and multi-center customers may require us to lower selling prices, as these customers have negotiated quantity discounts. Orders from these customers may remain in backlog longer than those from customers who place single unit orders, as units sold to multi-center customers tend to install sequentially over a longer period of time.

•
The System is a major capital equipment item that represents a significant purchase for most of our customers. While we believe macroeconomic conditions are beginning to improve, our customers remain cautious and, as a result, may choose to delay some of their capital spending or may not have or be able to obtain the funds necessary to purchase equipment such as the System. As a result, our incoming orders and subsequent revenue recognition may be materially adversely affected.

Also included in our product revenue are sales of optional equipment and software enhancements purchased by our end customers. Because we plan to further develop the System by adding upgraded features, we expect continued revenue growth from sales of optional equipment and software enhancements to new and existing customers.
Service revenue. Our service revenue is generated primarily from post-warranty service contracts and the sale of service spare parts. Our service contracts may be purchased with one-year or multiple-year terms and for a variety of service levels, giving our customers the option to contract for the level of support they desire. As of March 31, 2010, our most popular service plan continued to be our Total TLC Service Package (Total TLC). Under Total TLC, we provide customers with full spare parts coverage, including installation service by our field service engineers, full scheduled maintenance and unplanned repair service. We recognize service contract revenue ratably over the term of the contract. We recognize revenue from spare parts, which are primarily sold to our distributors, upon shipment. As the number of installed Systems continues to grow, we expect growth in our revenue from post-warranty service contracts.
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
Cost of revenue
Cost of revenue includes all of our manufacturing and service costs. It consists of material, labor and overhead costs incurred in manufacturing the System. It also includes the cost of shipping the System to the customer site, installation costs, warranty provision and royalty payments to Wisconsin Alumni Research Foundation (WARF), one of our shareholders. Finally, cost of revenue includes the customer support expenses required to service and repair the System during the warranty and service contract periods.
In future periods, we expect to improve our gross margins through the following initiatives:
•
Service and support expenses. We have a small number of individual service contracts that produce negative gross profit margins for which we have recorded a reserve for the related estimated future losses. We anticipate the number of contracts producing negative margins will decline as we further our efforts in reducing the overall average direct service costs per installed System. We expect to continue to improve service contract margins by leveraging our service infrastructure costs over a larger installed base, increasing the price for some of our older annual service contracts, training our personnel to improve their problem-solving capabilities, implementing remote diagnostic functionalities, outsourcing certain tasks when cost-effective and feasible and introducing component design changes aimed at reducing costs, increasing longevity and improving serviceability of our spare parts. We believe that achieving certain of these initiatives should also lead to reduced warranty costs and improved System performance.

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

Our ability to execute on these strategies to reduce customer service and support expenses, as well as component costs and failure rates, will have a direct impact on our ability to improve profitability in the future. If we are unable to successfully execute these strategies, we may experience margins that are similar to or lower than our past margins.
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

We expect research and development expenses to increase during 2010 as compared to 2009, both in dollars and as a percentage of total revenue, as we intend to increase our spending to support our ongoing product development initiatives. In addition, we expect to capitalize fewer software development costs related to ongoing product development projects in 2010 as compared to 2009, and we expect CPAC’s expenses to increase during 2010, provided it obtains additional funding.
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
Nonoperating expenses
Because we conduct business in numerous foreign jurisdictions, we are exposed to changes in foreign currency exchange rates. Foreign currency exchange rate fluctuations could materially adversely affect our business, financial condition and results of operations. Our primary exposures are related to foreign currency denominated sales and expenses in Europe. As of March 31, 2010, we did not have a hedging program in place to offset these risks.
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
When deemed necessary, valuation allowances are established to reduce deferred tax assets to amounts more-likely-than-not to be realized. This requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets will be realized. Evidence considered during the first three months of 2010 included the existence of cumulative three-year losses, a decreased backlog, projected current year losses and the negative impact of current economic conditions, which resulted in the recording of a valuation allowance to offset net deferred tax assets in domestic and certain foreign taxing jurisdictions.
Noncontrolling interests
Our condensed consolidated financial statements include the accounts of CPAC. Although Tomo’s ownership in CPAC is less than 50%, it has consolidated CPAC, as Tomo is the primary beneficiary of CPAC, due to its overall control of CPAC’s activities and Tomo’s ownership interest in CPAC. Therefore, CPAC’s outside stockholders’ interests are shown in our condensed consolidated financial statements as “Non-controlling interests.” If CPAC obtains additional funding, we expect our ownership percentage to continue to decline.

Results of Operations
The following table sets forth certain elements from our condensed consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Revenue:
Product	69.5%	69.0%
Service and other	30.5	31.0

Total revenue	100.0	100.0

Cost of revenue:
Product	30.4	38.4
Service and other	39.6	53.3

Total cost of revenue	70.0	91.7

Gross profit	30.0	8.3

Operating expenses:
Research and development	17.9	19.1
Selling, general and administrative	26.2	34.8

Total operating expenses	44.1	53.9

Loss from operations	(14.1)	(45.6)
Other income	0.2	1.4

Loss before income tax	(13.9)	(44.2)
Income tax benefit	0.1	0.3

Net loss	(13.8)%	(43.9)%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Revenue
Revenue by major type for the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	Three Months Ended March 31,
	2010		2009
Product revenue	$29,229	69.5%	$21,133	69.0%
Service and other revenue	12,851	30.5	9,490	31.0

	$42,080	100.0%	$30,623	100.0%

Revenue by geographic region for the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	Three Months Ended March 31,
	2010		2009
Americas (1)	$13,333	31.7%	$18,239	59.6%
Europe and Middle East	19,563	46.5	6,275	20.5
Asia-Pacific	9,184	21.8	6,109	19.9

	$42,080	100.0%	$30,623	100.0%

(1)	Americas contains revenue from the United States of $12.7 million and $17.6 million for the periods ended March 31, 2010 and 2009, respectively.
Product revenue increased $8.1 million, or 38%, between periods. The increase was primarily due to a higher number of Systems installed and accepted during the three months ended March 31, 2010 versus the three months ended March 31, 2009. Also contributing to the increase was a $2.8 million increase in revenue due to higher average selling prices of the System during the first quarter of 2010 compared to the first quarter of 2009, resulting from a higher volume of sales in Europe and the Middle East, which typically carry higher average selling prices.
Service and other revenue increased $3.4 million, or 35%, between periods. This increase was primarily attributable to an increase in service contract revenue, as more Systems moved from warranty to service contract coverage. There were 43% more units covered by service contracts at March 31, 2010 as compared to March 31, 2009. The number of distributor sites under service contract increased more significantly than our direct service contracts. Service contracts for distributor sites provide coverage for parts only and, therefore, are priced lower than our direct service contracts.

Cost of revenue
Cost of revenue increased to $29.5 million for the three months ended March 31, 2010 from $28.1 million for the three months ended March 31, 2009, an increase of $1.4 million, or 5%, primarily due to increased System sales in the current quarter.
Manufacturing period expenses decreased by $0.8 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This decrease was primarily due to an increase in manufacturing activity during the period, which led to an increase in absorbed costs.
Total service and support costs increased by $0.4 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Although there was a $2.6 million increase in our overall service contract costs during the first quarter of 2010, due to the larger number of units under service contract at March 31, 2010 as compared to March 31, 2009, such increase was partially offset by a $2.2 million decline in service infrastructure costs, as labor and overhead costs absorbed increased $1.1 million, costs associated with component and software upgrades to the installed base and related projects decreased $0.6 million, and employee costs decreased $0.5 million.
Warranty expenses increased $0.2 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due to more Systems being installed and accepted in the current quarter.
Research and development expenses
Research and development expenses by category for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
System R&D	$6,643	$5,581	$1,062	19.0%
Proton Project / CPAC R&D	897	268	629	234.7

	$7,540	$5,849	$1,691	28.9%

Total research and development expenses increased $1.7 million, or 29%, between periods. System research and development activities increased by $1.1 million between periods primarily due to a $0.8 million decrease in capitalization of internal development costs related to certain software options, which were completed and released for delivery in February 2010. The proton therapy research project spending increased by $0.6 million during the three months ended March 31, 2010, due mainly to a $0.3 million increase in consultant fees, as CPAC expanded its development activities during the first quarter of 2010 upon receipt of new project funding.
Selling, general and administrative expenses
Selling, general and administrative expenses increased to $11.0 million for the three months ended March 31, 2010 from $10.7 million for the three months ended March 31, 2009, an increase of $0.3 million, or 4%. The increase was primarily due to higher commissions as more Systems were installed and accepted during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.
Other income (expense)
Other income decreased to $0.1 million for the three months ended March 31, 2010 from $0.4 million for the three months ended March 31, 2009. The decline was primarily due to a $0.2 million decrease in interest income as our average investment balances and interest rates were lower during the first quarter of 2010 as compared to 2009.
Income tax expense (benefit)
For the three months ended March 31, 2010, we recorded an income tax benefit of $0.04 million resulting in an effective income tax rate of 0.7%. Our effective tax rate for the first quarter of 2010 differed significantly from the statutory tax rate primarily due to recording a valuation allowance for deferred tax assets in domestic and certain foreign taxing jurisdictions that are not more-likely-than-not to be realized. For the three months ended March 31, 2009, we recorded an income tax benefit of $0.1 million resulting in an effective income tax rate of 0.7%.

Liquidity and Capital Resources
To date, we have funded our working capital and capital expenditure requirements using cash generated from sales of equity securities, operations and, to a lesser extent, borrowings. From our inception through March 31, 2010, we obtained financing of $235.5 million primarily through public and private placements of equity securities and the exercise of stock options.
Financial Condition
Our cash, cash equivalents and short-term investments were $148.7 million at March 31, 2010 compared to $154.3 million at December 31, 2009, a decrease of $5.6 million, or 4%. Information regarding short-term investments, which totaled $56.6 million at March 31, 2010, is set forth in the following table (in thousands):

	March 31, 2010
	Cost basis	Unrealized gains	Unrealized losses	Fair value
U.S. Government and Agency securities	$43,456	$813	$—	$44,269
Corporate bonds	12,099	264	—	12,363

	$55,555	$1,077	$—	$56,632

We entered into a $40 million revolving credit facility during 2009, under which there were no borrowings as of March 31, 2010. This line of credit is currently set to expire on November 30, 2010. The facility requires us to maintain a minimum tangible net worth, a specified ratio of total liabilities to tangible net worth and a minimum level of cash and short-term investments. We were in compliance with these covenants at March 31, 2010. In addition, the facility provides for an adjusted credit limit based on a certain level of tangible net worth and earnings before interest, taxes, depreciation and amortization. Based on our levels as of March 31, 2010, the adjusted credit limit remains unchanged at $30 million. Under the terms of the credit facility, we may be considered in default upon a material adverse change in our financial condition or if the bank believes the prospect of payment or performance of the facility is impaired.
Our working capital, which is calculated by subtracting our current liabilities from our current assets, was $164.1 million at March 31, 2010 compared to $161.8 million at December 31, 2009, an increase of $2.3 million or 1%. Our shareholders’ equity was $180.8 million at March 31, 2010 compared to $183.4 million at December 31, 2009, a decrease of $2.6 million or 1%. The increase in our working capital was primarily due to CPAC funding received during the first quarter of 2010. The decrease in our shareholders’ equity was primarily caused by our operating loss during the first three months of 2010.
Cash Flows
Cash flows from operating activities
Net cash used in operating activities was $11.1 million for the three months ended March 31, 2010. This included a net loss of $5.9 million, which was adjusted for the following noncash items: $2.5 million in depreciation and amortization and $1.8 million in share-based compensation. Receivables increased marginally by $0.2 million due to new billings in 2010 related to ongoing operations, partially offset by the collection of 2009 year-end balances. Inventory increased by $6.1 million due to increased stocking levels to meet production needs at March 31, 2010 compared to December 31, 2009. Accounts payable increased $5.5 million as our inventory purchasing activity increased during the first quarter of 2010. Accrued expenses decreased by $2.9 million due primarily to the payment of year-end accrued payroll, severance and commissions as well as reduced warranty accruals due to decreased average costs per site. Deferred revenue decreased by $2.0 million, due largely to a change in the mix of Systems awaiting customer acceptance, and customer deposits decreased by $2.7 million, due mainly to the increase in shipments during the first three months of 2010.
Net cash used in operating activities was $1.6 million for the three months ended March 31, 2009. This included a net loss of $13.4 million, which was adjusted for the following noncash items: $2.4 million in depreciation and amortization, $1.5 million in share-based compensation and $0.2 million in deferred income tax benefits. Receivables decreased by $8.5 million due to collections of year-end balances and a lower number of System acceptances. Inventory increased by $0.8 million due to the number of in-process Systems being built in anticipation of our second quarter shipment schedule. Accounts payable increased by $3.3 million, as our inventory purchasing activity increased during the period. Accrued expenses decreased by $3.7 million due primarily to the decreases of payroll, severance, commission and warranty accruals. Deferred revenue increased by $2.2 million due largely to an increase in deferred service contract revenue, as more customers entered into service contracts due to growth in the installed system base. Customer deposits decreased by $0.8 million due to a lower number of new orders received during the first quarter of 2009.

Cash flows from investing activities
Net cash provided by investing activities was $19.8 million for the three months ended March 31, 2010, as we received approximately $21.3 million in proceeds from the sales and maturities of short-term investments. These proceeds were partially offset by $1.2 million in purchases of capital equipment, which included tools and equipment to support our operations and new computer equipment and software.
Net cash used in investing activities was $4.7 million for the three months ended March 31, 2009, as we invested $7.5 million in short-term investments and $1.2 million in capital equipment, which included tools and equipment to support our operations and new computer equipment and software. In addition, we capitalized $0.9 million of internal development costs related to new software products. Partially offsetting these investments, we sold $4.9 million of our short-term investments during the period.
Cash flows from financing activities
Net cash provided by financing activities was $7.1 million for the three months ended March 31, 2010, primarily due to $6.5 million in proceeds from third-party investors related to the issuance of CPAC common stock and, to a lesser extent, the exercise of equity-based awards by our employees.
Net cash provided by financing activities was $6.3 million for the three months ended March 31, 2009, primarily due to $6.4 million in proceeds from third-party investors related to the issuance of CPAC common stock.
The effect of foreign currency exchange rate changes on cash and cash equivalents resulted in an increase of $0.2 million during the three months ended March 31, 2010. During the three months ended March 31, 2009, the effect of foreign currency exchange rate changes on our cash and cash equivalents resulted in a increase of $0.7 million.
Loans and Available Borrowings
There have been no significant changes to the loans and available borrowings we reported in our Annual Report on Form 10-K for the year ended December 31, 2009.
Contractual Obligations and Commitments
There have been no significant changes to the contractual obligations and commitments we reported in our Annual Report on Form 10-K for the year ended December 31, 2009.
Pending Litigation
On May 30, 2008 and June 10, 2008, two separate complaints were filed by certain of our shareholders in the U.S. District Court for the Western District of Wisconsin (the Court) against us and certain of our officers and all of our independent directors during the period in question. The complaints were consolidated on October 23, 2008. The consolidated action alleges that the defendants violated the Securities Act of 1933 (Securities Act) with respect to statements made in connection with the initial and secondary public offerings of our common stock and the Securities Exchange Act of 1934 (Exchange Act) by misrepresenting our projected financial outlook during the period May 9, 2007 through April 17, 2008. The named plaintiffs, Michael Schultz, John Scala, et al., seek to represent persons who purchased our securities between those dates and who were damaged as a result of the decline in the price of our stock between those dates, allegedly attributable to the financial misrepresentations, and seek compensatory damages in an unspecified amount.
We moved to dismiss the consolidated complaint on December 8, 2008. On July 9, 2009, the Court ruled on the motion to dismiss the consolidated complaint by dismissing without prejudice all claims under the Exchange Act and all but one claim under the Securities Act for failure to state a claim upon which relief could be granted. On August 3, 2009, the plaintiffs amended the consolidated complaint by filing their Second Amended Consolidated Complaint (the Amended Complaint). We moved to dismiss the Amended Complaint on September 3, 2009, and on December 15, 2009 the Court granted this second motion to dismiss in part and denied it in part. The plaintiffs have moved for class certification and briefing on that motion is ongoing. We continue to believe that we have substantial legal and factual defenses to the allegations contained in the Amended Complaint, and we intend to pursue these defenses vigorously. There can be no assurance, however, that we will prevail. Although we carry insurance for these types of claims and related defense costs, a judgment significantly in excess of our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flows. As of March 31, 2010, we estimated that our potential loss from these claims and related defense costs will not exceed our insurance deductible of $0.5 million.

Reserve for Contingency
On July 17, 2009, Hi-Art Co., Ltd. (Hi-Art), our former distributor in Japan, filed a complaint against us in the Tokyo District Court seeking compensation it claims is owed by us. Although we believe that we have substantial legal and factual defenses to Hi-Art’s allegations and intend to pursue these defenses vigorously, there can be no assurance that we will prevail. Accordingly, we maintain a reserve with respect to this matter.
Operating Capital and Capital Expenditure Requirements
Our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:
•	Revenue generated from sales of the System and service contracts;
•	The performance of the System operating in the field and corresponding service costs;
•	The level of investment required by our service and support organization;
•	The level of investment required for research and development activities;
•	Costs associated with our manufacturing, sales and marketing and general and administrative activities; and
•	Effects of competing technological and market developments.
The global economy remains volatile and could have potentially negative effects on our near-term liquidity and capital resources, including slower collections of receivables, delays in the delivery of existing orders and postponements of incoming orders. However, we believe that our cash and short-term investments as of March 31, 2010, along with the cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. As of March 31, 2010, we had $148.7 million of cash and short-term investments. We do not expect to draw on our $30 million line of credit, and we believe our financial position will remain strong throughout 2010. Moreover, we continue to manage our cash resources and are carefully monitoring our ongoing expenditures.
Off-Balance Sheet Arrangements
As of March 31, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2009.
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

In June 2009, the FASB issued revised guidance for the accounting of variable interest entities. This revised guidance replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits from the entity that could be potentially significant to the variable interest entity. The accounting guidance also requires an ongoing reassessment of whether an enterprise is the primary beneficiary and requires additional disclosures about an enterprise’s involvement in variable interest entities. The adoption of this accounting guidance, which became effective for us beginning in the first quarter of fiscal 2010, did not have a material impact on our condensed consolidated financial statements.
In September 2009, the FASB amended the accounting guidance on revenue recognition. Under the amended guidance, consideration in a multiple element arrangement may now be allocated in a manner that more closely reflects the structure of the transaction (“new revenue guidance”). Also, under the new revenue guidance, tangible products that contain software components essential to the functionality of the tangible product will no longer be subject to software revenue recognition guidance and will now be subject to other revenue guidance. The new revenue guidance allows for early or retrospective adoption and will be required as of January 1, 2011. We elected to early adopt this new revenue guidance at the beginning of fiscal 2010 on a prospective basis for applicable transactions originating or materially modified on or after January 1, 2010; we do not expect the adoption of the new revenue guidance will have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk is currently confined to changes in short-term investments, foreign currency exchange and interest rates. Our exposure to market risk was discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to such exposure since December 31, 2009.

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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010. Management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various claims and legal proceedings arising in the ordinary course of our business. The description of the developments with respect to the pending securities class action is incorporated herein by reference to Note G to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We believe that the ultimate resolution of the various claims and legal proceedings to which we are subject will not have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors
In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K, which could materially affect our business, financial condition or results of operations. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by statements in this Quarterly Report on Form 10-Q include, but are not limited to, the risk factors discussed below or in “Part I, Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K. If any of the events discussed in such risk factors occur, our business, financial condition and results of operations could be adversely affected in a material way, and the market value of our common stock could decline.
We face competition from numerous competitors, many of which have greater resources than we do, which may make it more difficult for us to achieve significant market penetration and maintain or increase our prices.
The market for radiation therapy equipment is characterized by intense competition and pricing pressure. We consider the competition for the TomoTherapy treatment systems to be existing radiation therapy systems, primarily using C-arm linear accelerators, sold by large, well-capitalized companies with significantly greater market share and resources than we have. Several of these competitors are also able to leverage their fixed sales, service and other costs over multiple products or product lines. In particular, we compete with a number of existing radiation therapy equipment companies including Varian Medical Systems, Inc., Elekta AB, Siemens Medical Solutions, and, to a lesser extent, Accuray Incorporated and BrainLAB AG. Varian Medical Systems has been the radiation therapy systems market leader for many years and has the majority market share for radiation therapy systems worldwide. In 2008, Varian began selling and installing the RapidArc technology. The RapidArc technology purports to be able to deliver image-guided, intensity-modulated radiation therapy more rapidly than other similar systems, including the Hi Art system, and Varian has maintained a strong marketing campaign claiming this technology has the same capabilities as, or better capabilities than, our Hi Art system. On April 14, 2010, Varian announced the launch of a new line of accelerators it refers to as the TrueBeam platform, which Varian claims are systems specifically designed for high-precision image-guided radiotherapy and radiosurgery. Varian claims this new platform is designed to be versatile and can be used for all forms of advanced external-beam radiotherapy. If we are unable to compete effectively with these and other products of existing or future competitors, our revenue will decline, and there could be a material adverse effect on our business, financial condition and results of operations. Some of our competitors may compete by changing their pricing model or by lowering the price of their conventional radiation therapy systems or ancillary supplies. If such pricing strategies are implemented, there could be downward pressure on the price of radiation therapy systems. If we are unable to maintain or increase our selling prices, our gross margins will decline, and there could be a material adverse effect on our business, financial condition and results of operations.
Changes in healthcare policies and laws resulting from recent passage of the new healthcare law in the United States could adversely affect our business.
In the United States, healthcare reform legislation was passed and signed into law in March 2010 in the form of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (the Healthcare Reform Law). The Healthcare Reform Law imposes some new requirements on medical device manufacturers and may present other new issues, some of which will be better understood as implementing regulations are issued. For example, beginning January 1, 2013, we will be required to pay a 2.3% excise tax on our medical device sales, which could impact our pricing or profitability. We will need to establish systems and controls to ensure compliance with new transparency requirements relating to payments and other transfers of value to certain of our customers for values of $10 or more (or $100 in aggregate value in a calendar year), with the obligation to report such payments beginning January 1, 2013 for payments made in 2012. We also will need to understand and respond to comparative effectiveness research activities initiated under the Healthcare Reform Law that could impact the use of our products. If we are unable to respond effectively to these and other impacts of the Healthcare Reform Law, as refined by subsequent regulations, our sales could decline and our costs could increase in the United States, which could have a material adverse effect on our business, financial condition and results of operations.

Changes in reimbursement to healthcare providers for use of the TomoTherapy treatment system could adversely affect sales of the TomoTherapy treatment system.
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
The TomoTherapy treatment systems are major capital equipment items that represent a significant purchase for most of our customers and may require funding through a credit facility or lease arrangement. If the global economy is weak, our customers may hesitate to place large capital equipment orders for items such as the TomoTherapy treatment systems or they may be required to delay or cancel previously planned purchases. Our customers may also be slower to pay, thereby increasing receivables. A number of orders we expected to receive in 2009 have not been placed because of certain hospitals’ freezes on capital equipment purchases. Although there are some early indications that the U.S. economy may be improving, whether and when it will improve significantly remains uncertain at the time of this filing. In Europe, the governments of certain countries such as Greece and Portugal are struggling under heavy debt obligations that may impact their economies and those of other countries in the European Union. If macroeconomic conditions continue to be poor, our customers may purchase fewer TomoTherapy treatment systems, we may need to reduce our prices or our customers may have difficulty paying us, any of which could have a material adverse effect on our business, financial condition and results of operations.
Modifications, upgrades and future products related to the System may require new FDA premarket approvals or 510(k) clearances, and such approval or clearance processes may be different than in the past, which may impact our ability to market and sell both new and existing products.
The Systems are medical devices that are subject to extensive regulation in the United States and elsewhere, including by the FDA and its foreign counterparts. Before a new medical device, or a significant change involving a new use of or claim for an existing medical device, can be marketed in the United States, it must first receive either premarket approval or 510(k) clearance from the FDA, unless an exemption exists. Either process can be expensive and lengthy. The FDA’s 510(k) clearance process has in the past usually taken from three to twelve months, but can last longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. An element of our strategy is to continue to upgrade the System to incorporate new software and hardware enhancements that may require the approval of or clearance from the FDA or its foreign counterparts. The FDA requires medical device manufacturers to determine whether or not a modification requires an approval or clearance. In the past, any modification to an FDA approved or cleared device that would significantly affect its safety or efficacy or that would constitute a major change in its intended use would require a new premarket approval or 510(k) clearance. Certain upgrades previously released by us required 510(k) clearance before we were able to offer them for sale. We have made modifications to the Hi Art system in the past and may make additional modifications to our products in the future that we believe do not or will not require additional approvals or clearances.

The FDA and its foreign counterparts may change these policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay premarket approval or 510(k) clearance of our new or modified devices, or could impact our ability to market our currently cleared devices. The FDA, for example, has recently sent letters to all manufacturers of radiation therapy treatment systems, including TomoTherapy, announcing its intention to review the 510(k) process and consider enhancements that could impact future 510(k) submissions. It has also encouraged manufacturers to consult with the FDA as to the appropriate 510(k) clearance process for any new product. Such changes could result in additional scrutiny by the FDA of 510(k) applications that we submit and could result in delays and increased costs in obtaining FDA clearances, which could materially impact our business, financial condition and results of operations.

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
Through March 31, 2010, we used $95.4 million of the net proceeds from our initial public offering, as detailed in the following table (in millions):

Working capital	$70.7
Purchases of property and equipment	17.2
Purchases of test systems	5.7
Acquisition of Chengdu Twin Peak Accelerator Technology Inc.	1.5
Repayment of debt	0.3

Total net proceeds used	$95.4

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number		Description

3.1	(1)	Amended and Restated Articles of Incorporation of the Company

3.2	(1)	Amended and Restated Bylaws of the Company

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008 (File No. 001-33452).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TomoTherapy Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOMOTHERAPY INCORPORATED
Date: May 6, 2010	By:	/s/ Frederick A. Robertson
Frederick A. Robertson
Chief Executive Officer and President

Date: May 6, 2010	By:	/s/ Thomas E. Powell
Thomas E. Powell
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number		Description
3.1	(1)	Amended and Restated Articles of Incorporation of the Company

3.2	(1)	Amended and Restated Bylaws of the Company

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008 (File No. 001-33452).

*	Filed herewith.