Form 10-Q
period 2010-06-30
TomoTherapy Inc
filed 2010-08-05
CIK 1317872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Not Applicable
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of July 30, 2010: 54,126,614 shares.

TomoTherapy Incorporated and Subsidiaries
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	June 30,	December 31,
	2010	2009

ASSETS
Cash and cash equivalents (CPAC balances of $4,125 and $1,590, respectively)	$99,240	$76,108
Short-term investments	46,434	78,225
Receivables, net	32,915	33,559
Inventories, net	53,204	47,669
Prepaid expenses and other current assets (CPAC balances of $498 and $494, respectively)	5,507	3,633

Total current assets	237,300	239,194
Property and equipment, net (CPAC balances of $1,738 and $555, respectively)	18,198	18,628
Other non-current assets, net (CPAC balances of $25 and $30, respectively)	10,588	12,429

TOTAL ASSETS	$266,086	$270,251

LIABILITIES AND EQUITY
Accounts payable (CPAC balances of $255 and $24, respectively)	$11,896	$6,269
Accrued expenses (CPAC balances of $102 and $20, respectively)	20,273	19,588
Accrued warranty	3,776	4,173
Deferred revenue	31,506	34,145
Customer deposits	11,145	13,266

Total current liabilities	78,596	77,441
Other non-current liabilities (CPAC balances of $18 and $18, respectively)	4,404	5,475

TOTAL LIABILITIES	83,000	82,916

COMMITMENTS AND CONTINGENCIES (Note G)

Preferred stock, $1 per share par value, 10,000,000 shares authorized at June 30, 2010 and December 31, 2009; no shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 per share par value, 200,000,000 shares authorized at June 30, 2010 and December 31, 2009; 54,155,474 and 54,106,338 shares issued and outstanding at June 30, 2010 and 53,980,728 and 53,938,955 shares issued and outstanding at December 31, 2009	518	515
Additional paid-in capital	671,685	667,177
Treasury stock, 49,136 and 41,773 shares at cost at June 30, 2010 and December 31, 2009, respectively	(157)	(137)
Accumulated other comprehensive loss	(1,084)	(268)
Accumulated deficit	(495,464)	(483,863)

Total shareholders’ equity	175,498	183,424
Noncontrolling interests	7,588	3,911

TOTAL EQUITY	183,086	187,335

TOTAL LIABILITIES AND EQUITY	$266,086	$270,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Product	$34,242	$30,552	$63,471	$51,685
Service and other	13,388	10,528	26,239	20,018

Total revenue	47,630	41,080	89,710	71,703

Cost of revenue:
Product	17,354	14,253	30,139	25,998
Service and other	17,818	18,312	34,509	34,651

Total cost of revenue	35,172	32,565	64,648	60,649

Gross profit	12,458	8,515	25,062	11,054

Operating expenses:
Research and development	8,960	7,020	16,500	12,869
Selling, general and administrative	11,910	11,224	22,944	21,876

Total operating expenses	20,870	18,244	39,444	34,745

Loss from operations	(8,412)	(9,729)	(14,382)	(23,691)
Other income (expense):
Interest income	416	695	947	1,392
Interest expense	(12)	(15)	(23)	(29)
Other expense, net	(578)	(107)	(1,026)	(363)

Total other income (expense)	(174)	573	(102)	1,000

Loss before income taxes	(8,586)	(9,156)	(14,484)	(22,691)
Income tax expense (benefit)	10	(318)	(34)	(418)

Net loss	(8,596)	(8,838)	(14,450)	(22,273)
Noncontrolling interests	1,673	1,715	2,849	2,151

Net loss attributable to shareholders	$(6,923)	$(7,123)	$(11,601)	$(20,122)

Weighted-average common shares outstanding — basic and diluted	51,713	50,592	51,640	50,592

Loss per common share — basic and diluted	$(0.13)	$(0.14)	$(0.22)	$(0.40)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(14,450)	$(22,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,182	5,048
Share-based compensation	3,926	2,872
Deferred income tax benefit	(89)	(458)
Other noncash items	—	93
Changes in operating assets and liabilities:
Receivables, net	429	11,528
Inventories, net	(6,126)	1,800
Prepaid expenses and other current assets	(1,539)	(798)
Accounts payable	5,653	1,419
Accrued expenses	736	(1,119)
Accrued warranty	(397)	(2,524)
Deferred revenue	(3,487)	(5,440)
Customer deposits	(2,121)	348

Net cash used in operating activities	(12,283)	(9,504)

Cash flows from investing activities:
Purchases of property and equipment	(2,503)	(1,445)
Purchases of short-term investments	—	(7,499)
Proceeds from sales and maturities of short-term investments	31,150	16,626
Other investing activities	(450)	(2,080)

Net cash provided by investing activities	28,197	5,602

Cash flows from financing activities:
Payments on notes payable	(68)	(69)
Repurchases of common stock	(20)	(26)
Proceeds from exercises of stock options and warrants	585	2
Proceeds from issuance of CPAC common stock	6,526	6,864

Net cash provided by financing activities	7,023	6,771
Effect of exchange rate changes on cash and cash equivalents	195	371

Increase in cash and cash equivalents	23,132	3,240
Cash and cash equivalents at beginning of period	76,108	65,967

Cash and cash equivalents at end of period	$99,240	$69,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(unaudited)

	Shareholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Accumulated	Noncontrolling
	Stock	Capital	Stock	Income (Loss)	Deficit	Interests	Total Equity
						(As adjusted,
						Note B)

Balance at December 31, 2008	$506	$659,379	$—	$202	$(446,493)	$2,155	$215,749
Net loss	—	—	—	—	(20,122)	(2,151)	(22,273)
Other comprehensive loss	—	—	—	(140)	—	—	(140)

Comprehensive loss							(22,413)

Issuance of common stock	—	—	—	—	—	6,863	6,863
Exercise of common stock warrants	—	2	—	—	—	—	2
Repurchases of common stock	—	—	(26)	—	—	—	(26)
Share-based compensation expense	—	2,872	—	—	—	—	2,872

Balance at June 30, 2009	$506	$662,253	$(26)	$62	$(466,615)	$6,867	$203,047

Balance at December 31, 2009	$515	$667,177	$(137)	$(268)	$(483,863)	$3,911	$187,335
Net loss	—	—	—	—	(11,601)	(2,849)	(14,450)
Other comprehensive loss	—	—	—	(816)	—	—	(816)

Comprehensive loss							(15,266)

Issuance of common stock	—	—	—	—	—	6,526	6,526
Issuance of restricted stock	1	(1)	—	—	—	—	—
Exercise of stock options	2	583	—	—	—	—	585
Repurchases of common stock	—	—	(20)	—	—	—	(20)
Share-based compensation expense	—	3,926	—	—	—	—	3,926

Balance at June 30, 2010	$518	$671,685	$(157)	$(1,084)	$(495,464)	$7,588	$183,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A — DESCRIPTION OF BUSINESS
Organization
The organization is comprised of TomoTherapy Incorporated, a Wisconsin corporation (Tomo), its wholly-owned subsidiaries and its minority-owned affiliate (collectively, together with Tomo, the Company). Tomo and its wholly-owned subsidiaries (TomoTherapy) develop, manufacture, market and sell advanced radiation therapy solutions to treat a wide range of cancer types. The treatment systems in the Company’s platform (collectively, the System or Systems) include: (1) the flagship Hi Art treatment system, which delivers CT-guided, helical intensity-modulated radiation therapy (IMRT) treatment fractions; (2) the TomoHD treatment system, which includes both the TomoHelical and TomoDirect treatment modalities; and (3) the TomoMobile treatment system, which is a relocatable radiation therapy solution. TomoTherapy markets and sells its products to hospitals and cancer treatment centers in the Americas, Europe, the Middle East and Asia-Pacific. Compact Particle Acceleration Corporation (CPAC), Tomo’s controlled, minority-owned affiliate, is an enterprise focused on the development of a proton therapy system.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC. In the opinion of management, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results that may be expected for the year ending December 31, 2010.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of the condensed consolidated financial statements and the reported amount of revenues, expenses and cash flows during the periods presented. Actual results could differ from those estimates.
Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The carrying value of these assets and liabilities approximate their respective fair values as of June 30, 2010 and December 31, 2009.
Revenue Recognition
In September 2009, the Financial Accounting Standards Board (FASB) amended the accounting guidance on revenue recognition (“new revenue guidance”). Under the new revenue guidance, consideration in a multiple element arrangement may now be allocated in a manner that more closely reflects the structure of the transaction. Also, under the new revenue guidance, tangible products that contain software components essential to the functionality of the tangible product will no longer be subject to software revenue recognition guidance and will now be subject to other revenue guidance.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Company elected to early adopt this new revenue guidance at the beginning of its first quarter of fiscal 2010 on a prospective basis for applicable arrangements originating or materially modified on or after January 1, 2010. For the first six months of 2010, adoption of the new revenue guidance did not have a material impact on the Company’s condensed consolidated financial statements, and the Company does not expect the new revenue guidance will have a material impact on its consolidated financial statements in future periods.
The Company recognizes revenue from System sales, including sales to distributors, and related services, when earned. Revenue is recognized when the following criteria are met: persuasive evidence of an arrangement exists; title and risk of loss have been transferred to the customer; the sales price is fixed or determinable; and collection is reasonably assured.
Payments received for products prior to delivery are recorded as customer deposits. Once a System has been delivered, the related deposits are transferred to deferred revenue until the criteria for revenue recognition are satisfied.
The Company recognizes revenue in connection with distributor sales of the System based on the distributor’s certification status. If a distributor is certified by the Company to provide installation, testing, training and post-installation warranty services to end customers, the Company recognizes revenue upon shipment to that certified distributor, at which time the Company’s only remaining obligation is its post-installation warranty services to the distributor. For direct sales and sales through distributors that are not certified, the Company recognizes revenue for Systems upon receipt of the signed acceptance procedure document from the end customer. Distributors do not have any contractual right of return, and the Company has not accepted any System returns from any distributor.
The Company frequently enters into sales arrangements with customers that contain multiple elements or deliverables such as hardware and post-warranty maintenance services. For such arrangements, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the new revenue guidance establishes a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (VSOE); (ii) third-party evidence of selling price (TPE); and (iii) best estimate of the selling price (ESP). Under previous guidance, in instances when evidence of VSOE of all undelivered elements exists or evidence does not exist for one or more delivered elements, and the fair value of all of the undelivered elements is less than the arrangement fee, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The residual method of accounting for revenue from multiple element arrangements is not permitted for transactions subject to the new revenue guidance.
Payments received for post-warranty maintenance services on the System are recorded as deferred revenue upon receipt and are recognized as revenue ratably over the term of the contract, which generally ranges from twelve to sixty months.
The Company sells optional software packages for which the selling price, cost and functionality are incidental to the operation of the System itself. The Company recognizes revenue for these optional software packages when all of the following criteria are met: persuasive evidence of an arrangement exists; the fee is fixed or determinable; collection of the related receivable is reasonably assured; and delivery of the product has occurred, provided that all other criteria for revenue recognition have been met. Revenue earned on software arrangements involving multiple elements is allocated to each element using the hierarchy in the new revenue guidance.
The Company records all revenue net of any governmental taxes.
Capitalized Software Development Costs
Software development costs incurred prior to the establishment of technological feasibility are expensed when incurred and are included in research and development expense. Technological feasibility is evaluated for each software version developed. Once the software has reached technological feasibility, all subsequent software development costs are capitalized until that software is released for sale. After the software is released for sale, the capitalized software development costs are amortized over the software’s useful life, and the related expense is charged to cost of revenue. The Company reviews its capitalized software development costs for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Share-Based Compensation
Share-based compensation, including grants of employee stock options and restricted stock awards, is measured at fair value and expensed in the condensed consolidated statements of operations over the service period of the grant, which is generally the vesting period. The Company uses the Black-Scholes option pricing model to value stock options. The Company uses historical stock prices of a peer group of companies as the basis for its volatility assumptions. The assumed risk-free rates are based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The Company employs the plain-vanilla method of estimating the expected term of the options, as the Company does not have significant historical experience. The forfeiture rate is based on past history of forfeited options. The expected dividend yield is based on the Company’s history of not paying dividends. The Company continues to account for options issued prior to January 1, 2006 under an intrinsic value method.
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
The Company’s practice for accounting for uncertainty in income taxes is to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority is more likely than not to sustain the position in an audit. For tax positions meeting the more-likely-than-not criteria, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The unrecognized tax benefits relate primarily to federal and state research tax credits.
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

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Investments consisted of the following (in thousands):

	June 30, 2010
	Cost basis	Unrealized gains	Unrealized losses	Fair value
U.S. government and U.S. governmental agency securities	$33,964	$650	$—	$34,614
Corporate bonds	11,620	200	—	11,820

	$45,584	$850	$—	$46,434

	December 31, 2009
	Cost basis	Unrealized gains	Unrealized losses	Fair value
U.S. government and U.S. governmental agency securities	$60,531	$1,043	$—	$61,574
Corporate bonds	16,334	317	—	16,651

	$76,865	$1,360	$—	$78,225

The remaining maturities of debt securities were as follows (in thousands):

	June 30, 2010		December 31, 2009
	Cost basis	Fair value	Cost basis	Fair value
Due in one year or less	$31,809	$32,190	$48,345	$48,809
Due after one year through five years	13,775	14,244	28,520	29,416

	$45,584	$46,434	$76,865	$78,225

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
As of June 30, 2010, the Company’s financial assets, which consist of its investments, were measured at fair value employing Level 2 inputs.
Receivables, net
The Company’s receivables are mainly due from hospitals and cancer treatment centers. Credit is extended based on the Company’s evaluation of a customer’s financial condition, and collateral is generally not required. Accounts receivable are due in accordance with contract terms and are considered past due if not paid within 30 days of contract terms. In addition, the Company frequently enters into sales contracts for the System that require advance payments from customers.
The Company’s allowance for doubtful accounts reflects its best estimate of probable losses inherent in its accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience and other available evidence. The Company’s allowance for doubtful accounts at June 30, 2010 and December 31, 2009 was $0.7 million.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Inventories, net
Components of inventory include raw materials, work-in-process and finished goods. Finished goods include in-transit Systems that have been shipped to the Company’s customers or non-certified distributors, but are not yet installed and accepted by the end customer. All inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding twelve months, expected demand, technological obsolescence and other information. The Company records a charge to cost of revenue the amount required to reduce the carrying value of inventory to net realizable value. As of June 30, 2010 and December 31, 2009, the Company had an inventory reserve of $4.3 million and $5.1 million, respectively, which is primarily related to service parts inventory. Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are included in the cost of revenue line item within the statements of operations.
Net inventories consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Raw materials	$41,645	$40,091
Work-in-process	5,118	1,847
Finished goods	6,441	5,731

	$53,204	$47,669

Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Commissions, severance and payroll-related	$3,506	$4,531
Bonuses	2,096	1,705
Accrued distributor relations costs	5,188	5,188
Sales, use and other indirect taxes	3,268	3,450
Other	6,215	4,714

	$20,273	$19,588

Accrued Warranty
The Company’s sales terms include a warranty that typically covers the first year of System operation and is based on terms that are generally accepted in the marketplace. The Company records a current liability for the expected cost of warranty-related claims at the time of sale.
The following table presents changes in the Company’s product warranty accrual for the six months ended June 30, 2010 and 2009 (in thousands):

	June 30,	June 30,
	2010	2009
Balance, beginning of period	$4,173	$7,431
Charged to cost of revenue	3,210	3,541
Charged to selling, general and administrative	—	282
Adjustments related to change in estimate	(940)	(1,973)
Actual product warranty expenditures	(2,667)	(4,374)

Balance, end of period	$3,776	$4,907

Deferred Revenue
Deferred revenue is recorded on a gross basis until such revenue is recognized. Deferred revenue includes amounts primarily related to services and, to a lesser extent, amounts related to product sales, including in-transit Systems that have shipped to the Company’s direct customers or non-certified distributors, but are not yet installed and accepted by the end customer. The Company ultimately expects to recognize these amounts as revenue upon performance of the services or when the Company’s product has been delivered and accepted by the customer.
The costs of revenue associated with services primarily relate to spare parts inventory along with the direct labor charges corresponding to post-warranty maintenance, which are recognized as incurred over the term of the service contract. The costs of revenue associated with product sales are comprised primarily of finished goods inventory, along with the corresponding installation costs.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Deferred revenue with expected recognition dates that exceed one year is classified in the consolidated financial statements as “Other non-current liabilities.” As of June 30, 2010 and December 31, 2009, the Company’s non-current deferred revenue was $1.7 million and $2.7 million, respectively.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) refers to revenue, expenses, gains and losses that, under U.S. GAAP, are included in other comprehensive income (loss), but are excluded from net income (loss), as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax, when applicable. The Company generated other comprehensive losses of $0.5 million and other comprehensive income of $0.3 million for the three months ended June 30, 2010 and 2009, respectively. The Company had other comprehensive loss of $0.8 million and $0.1 million for the six months ended June 30, 2010 and 2009, respectively.
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
For the three and six months ended June 30, 2010 and 2009, diluted net loss per share was the same as basic net loss per share since the effects of potentially dilutive securities are anti-dilutive.
Historical outstanding anti-dilutive securities not included in net loss per share calculation are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock options	4,916	5,768	4,916	5,768
Restricted stock	2,321	1,517	2,321	1,517

	7,237	7,285	7,237	7,285

NOTE E — SEGMENT INFORMATION
The Company has determined that it operates in only one segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker.
The Company categorizes revenue by major type. Refer to the condensed consolidated statements of operations for the detail of revenue by major type.
The Company also categorizes revenue by geographic region. Revenues are attributed to geographic region based on country location of the customer site. The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Americas (1)	$26,323	$25,365	$39,656	$43,604
Europe and Middle East	16,001	12,313	35,564	18,588
Asia-Pacific	5,306	3,402	14,490	9,511

	$47,630	$41,080	$89,710	$71,703

(1)
Americas contains revenue from the United States of $25.8 million and $24.4 million for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, Americas contains revenue from the United States of $38.5 million and $42.1 million, respectively.

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
For the three months ended June 30, 2010, the Company recorded income tax expense resulting in an effective income tax rate of (0.1)%, and for the six months ended June 30, 2010, recorded an income tax benefit resulting in an effective tax rate of 0.2%. The effective tax rate for the period differed significantly from the statutory tax rate primarily due to maintaining a valuation allowance for deferred tax assets in domestic and certain foreign taxing jurisdictions that do not attain the more-likely-than-not realization threshold. For the three and six months ended June 30, 2009, the Company recorded an income tax benefit resulting in an effective income tax rate of 3.5% and 1.8%, respectively. There were no material changes in unrecognized tax benefits during the three and six months ended June 30, 2010, nor does the Company anticipate a material change in total unrecognized tax benefits within the next 12 months.
NOTE G — COMMITMENTS AND CONTINGENCIES
On occasion, the Company is subject to proceedings, lawsuits and other claims related to patents, products and other matters. The Company assesses the likelihood of any adverse judgments or outcomes with respect to these matters and determines loss contingency assessments on a gross basis after assessing the probability of incurrence of a loss and whether a loss is reasonably estimable. In addition, the Company considers other relevant factors that could impact its ability to reasonably estimate a loss. A determination of the amount of reserves required, if any, for these contingencies is made after analyzing each matter. The Company’s reserves may change in the future due to new developments or changes in the strategy of handling these matters.
Securities Litigation
On May 30, 2008 and June 10, 2008, two separate complaints were filed by certain shareholders of the Company in the U.S. District Court for the Western District of Wisconsin (the Court) against the Company and certain of its officers and all of its independent directors during the period in question. The complaints were consolidated on October 23, 2008. In the consolidated action (the 2008 Securities Litigation), the plaintiffs allege that the defendants violated the Securities Act of 1933 (the Securities Act) with respect to statements made in connection with the initial and secondary public offerings of the Company’s common stock and the Securities Exchange Act of 1934 (Exchange Act) by misrepresenting the Company’s projected financial outlook during the period May 9, 2007 through April 17, 2008. The named plaintiffs, Michael Schultz, John Scala, et al., seek to represent persons who purchased the Company’s securities between those dates and who were damaged as a result of the decline in the price of the Company’s stock between those dates, allegedly attributable to the financial misrepresentations, and seek compensatory damages in an unspecified amount.
The Company moved to dismiss the consolidated complaint on December 8, 2008. On July 9, 2009, the Court ruled on the motion to dismiss the consolidated complaint by dismissing without prejudice all claims under the Exchange Act and all but one claim under the Securities Act for failure to state a claim upon which relief could be granted. On August 3, 2009, the plaintiffs amended the consolidated complaint by filing their Second Amended Consolidated Complaint (the Amended Complaint). The Company moved to dismiss the Amended Complaint on September 3, 2009, and on December 15, 2009, the Court granted this second motion to dismiss in part and denied it in part. The plaintiffs have moved for class certification.
However, on July 28, 2010, the Company entered into an agreement to settle the 2008 Securities Litigation. Under the proposed settlement, the claims against the Company and its officers and directors would be dismissed with prejudice and released in exchange for a cash payment of $5.0 million to be funded by the Company’s insurance carrier. The proposed settlement remains subject to the satisfaction of various conditions, including negotiation and execution of a final stipulation of settlement and approval by the Court following notice to members of the class. Terms for distribution of the settlement fund to class members, less fees awarded by the Court to class counsel, and other terms of the settlement will be disclosed in a notice to be sent to class members after preliminary Court approval.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Company continues to believe that it has substantial legal and factual defenses to the allegations contained in the Amended Complaint, and it intends to pursue these defenses vigorously if the proposed settlement is not finalized and approved by the Court. If the settlement is not finalized and the 2008 Securities Litigation instead continues, although the Company carries insurance for these types of claims and related defense costs, a judgment significantly in excess of the Company’s insurance coverage could materially and adversely affect the Company’s financial condition, results of operations and cash flows. As of June 30, 2010, the Company estimated that its potential loss from these claims and related defense costs will not exceed its insurance deductible of $0.5 million, whether or not the proposed settlement is finalized and approved by the Court.
Stockholder Derivative Actions
On May 28, 2010 and July 9, 2010, two separate derivative lawsuits were filed in the Circuit Court of Dane County in Madison, Wisconsin by certain shareholders of the Company against (a) certain officers and all of the persons who have served as directors of the Company since May 9, 2007 (collectively, the Individual Defendants) and (b) the Company, as nominal defendant. In their respective complaints (together, the Complaints), each of the named plaintiffs, The Dixon Family Living Trust and David Huh, allege that all of the Individual Defendants breached their fiduciary duties and engaged in abuse of control, gross mismanagement and waste of corporate assets, and that certain Individual Defendants were unjustly enriched. The allegations are substantially similar to those claims made in the 2008 Securities Litigation. The Complaints seek damages, equitable relief, restitution and disgorgement of profits, costs and disbursements of the action, and other relief the court deems proper.
The Company and the Individual Defendants believe that there are substantial legal and factual defenses to the allegations contained in the Complaints. Moreover, the Company and the Individual Defendants carry insurance for these types of claims and related defense costs. As of June 30, 2010, the Company estimated that it would not incur any material costs in connection with these claims or the defense thereof, given that the Company has already paid the applicable $0.5 million insurance deductible in connection with the 2008 Securities Litigation.
In March 2010, the Company received two shareholder demand letters from attorneys representing other shareholders (together, the Demand Letters) containing allegations substantially similar to those made in the Complaints. To the Company’s knowledge, as of the date of this Quarterly Report on Form 10-Q, no lawsuits have been filed against the Company or any Individual Defendants in connection with the Demand Letters.
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
Operating Leases
The Company leases six facilities under separate operating leases with various expiration dates through 2018. The Company also leases automobiles under separate operating leases with various expiration dates through 2013. Rent expense was $1.1 million and $1.2 million during the three months ended June 30, 2010 and 2009, respectively, and $2.3 million and $2.4 million during the six months ended June 30, 2010 and 2009, respectively.
Initial terms for facility leases are up to 13 years, with renewal options at various intervals, and may include rent escalation clauses. The total amount of the minimum rent payments is expensed on a straight-line basis over the initial term of the lease unless external economic factors exist such that renewals are reasonably assured, in which case the Company includes the renewal period in its amortization period. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other expenses applicable to the leased premises. The Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE H — STOCK INCENTIVE PLANS
The Company sponsors two stock incentive plans (the Plans), which allow for the grant of incentive stock options, nonqualified stock options and restricted stock. Each option grant entitles the holder to purchase a specified number of shares of Tomo common stock at a specified price that may not be less than the fair market value on the grant date. Although the option grants under the Plans may have a maximum life of up to ten years, the majority of the grants made to date have lives of six years and vest at various intervals. Each restricted stock grant entitles the holder to receive a specified number of the Company’s shares of common stock and vests at various intervals. Vesting schedules are determined at the grant date by the Compensation Committee of Tomo’s Board of Directors.
The Company’s Board of Directors and shareholders approved the 2007 Equity Incentive Plan and approved an amendment thereto in March 2009 (as amended, the 2007 Plan). Under the 2007 Plan, the Company’s Board of Directors is authorized to grant stock-based awards to employees, directors, and consultants for up to 7,335,822 shares in aggregate. As of June 30, 2010, the Plans remained in effect; however, new equity-based awards may only be granted under the 2007 Plan.
The following table summarizes the activity under the Plans (in thousands, except for weighted-average exercise price and weighted-average fair value at grant date):

		Incentive Stock Options		Restricted Stock
					Weighted-
	Shares	Number of	Weighted-		Average
	Available	Options	Average	Number of	Fair Value
	for Grant	Outstanding	Exercise Price	Shares	at Grant Date
Balance at December 31, 2009	3,667	5,347	$5.02	2,488	$5.01
Exercised	—	(217)	2.69	(117)	4.80
Cancelled	82	(214)	7.69	(50)	4.81

Balance at June 30, 2010	3,749	4,916	$5.01	2,321	$5.02

Exercisable at June 30, 2010		4,249	$4.61

At June 30, 2010, the Company’s weighted-average remaining contractual term was 3.1 years for all outstanding stock options, 3.1 years for outstanding vested stock options and 1.7 years for outstanding restricted stock. In addition, the Company’s aggregate intrinsic value was $1.0 million for all outstanding stock options and $0.9 million for vested stock options that were outstanding at June 30, 2010.
The fair values of each option grant for the three and six months ended June 30, 2010 and 2009 were estimated at the date of grant using the Black-Scholes option pricing model based on the assumptions in the following table. There were no option grants during the three- and six-month periods ended June 30, 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected term (years)	N/A	4.25	N/A	4.25
Risk-free interest rate	N/A	2.0 – 2.8%	N/A	1.9 – 2.8%
Expected volatility	N/A	55%	N/A	53-55%
Expected dividend	N/A	0%	N/A	0%
Expected forfeiture rate	N/A	5.5%	N/A	5.5%
Weighted-average fair value at grant date	N/A	$2.63	N/A	$2.64
NOTE I — RELATED PARTY TRANSACTIONS
The Company has an exclusive license agreement with the Wisconsin Alumni Research Foundation (WARF), a shareholder of the Company, to make, use, sell, and otherwise distribute products under certain of WARF’s patents anywhere in the world. The Company is required to pay WARF a royalty for each product sold. The Company has recorded as cost of revenue WARF royalties of $0.2 million during the three months ended June 30, 2010 and 2009, and $0.5 million and $0.4 million during the six months ended June 30, 2010 and 2009, respectively. The license agreement expires upon expiration of the patents and may be terminated earlier if the Company so elects. The Company may also grant sublicenses to third parties but must pay WARF 50% of all fees, royalties and other payments received. WARF has the right to terminate the license agreement if the Company does not meet the minimum royalty obligations, which are $0.3 million per year, or if the Company commits any breach of the license agreement’s covenants. If the Company were to lose this license it would be unable to produce or sell the System. The Company had WARF royalty payable balances of $0.2 million and $0.3 million as of June 30, 2010 and December 31, 2009, respectively.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE J — INVESTMENT IN COMPACT PARTICLE ACCELERATION CORPORATION
During April 2008, Tomo established a new affiliate, CPAC, to develop a compact proton therapy system for the treatment of cancer. CPAC’s investors include Tomo, private investors and potential customers.
Although Tomo’s ownership in CPAC is less than 50%, it has consolidated CPAC, as Tomo is the primary beneficiary of CPAC, due to its overall control of CPAC’s activities and Tomo’s ownership interest in CPAC. Therefore, CPAC’s outside shareholders’ interests are shown in the Company’s condensed consolidated financial statements as “Non-controlling interests” (see Note B). Tomo contributed intellectual property with a fair market value of approximately $1.9 million as its investment in CPAC. CPAC raised additional capital from third-party investors of $6.5 million during the six months ended June 30, 2010. As of June 30, 2010 and December 31, 2009, Tomo’s ownership interest in CPAC was 5.3% and 7.3%, respectively.
Other than a previously agreed to contractual agreement to provide certain support and management services, Tomo has not provided financial or other support to CPAC, and Tomo has no contractual obligation to provide financial support in the future beyond the aforementioned services. The assets of CPAC are restricted to the settlement of CPAC’s obligations. The creditors and beneficial interest holders of CPAC have no recourse to TomoTherapy.
NOTE K — RESTRUCTURING
In October 2009, Tomo’s management approved a restructuring program to downsize certain customer service and administrative functions and to terminate the employment of 61 employees during the period from October 14 through December 31, 2009. As a result of the restructuring program, the Company recognized a total restructuring charge of $1.9 million in the fourth quarter of 2009. A summary of activity for this liability is as follows (in thousands):

Balance at December 31, 2009	$998
Additions	—
Payments	(993)

Balance at June 30, 2010	$5

The remaining liability at June 30, 2010 is expected to be paid in 2010.

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
Overview
We develop, manufacture, market and sell advanced radiation therapy solutions to treat a wide range of cancer types. We market and sell our products to hospitals and cancer treatment centers in the Americas, Europe, the Middle East and Asia-Pacific and offer customer support services in each region either directly or through distributors.
The treatment systems in our TomoTherapy platform (collectively, the System or Systems) operate on a ring gantry and combine integrated CT imaging with conformal radiation therapy to deliver sophisticated radiation treatments with speed and precision while reducing radiation exposure to surrounding healthy tissue. Our Systems include: (1) the Hi Art treatment system; (2) the TomoHD treatment system; and (3) the TomoMobile relocatable radiation therapy solution. The Hi Art treatment system is our flagship product and has been used since 2003 to deliver CT-guided, helical intensity-modulated radiation therapy (IMRT) treatment fractions. The TomoHD treatment system was announced in October 2009, is targeted for shipment in the second half of 2010 and includes both our TomoHelical and TomoDirect treatment modalities to enable cancer centers to treat a broader patient population with a single device. The TomoMobile relocatable radiation therapy solution was first shipped in late 2009, consists of a standard TomoTherapy treatment system housed in a movable coach, and is designed to improve the access and availability of state-of-the-art cancer care.
For the six months ended June 30, 2010 and 2009, our revenue was $89.7 million and $71.7 million, respectively, an increase of 25%, and our net loss attributable to shareholders was $11.6 million and $20.1 million, respectively, a reduction of 42%. The results of our operations for the six months ended June 30, 2010 improved over the comparable 2009 period despite the continued impact of the global economic downturn, the ongoing credit crisis and enhanced competitive pressure. Although we experienced a net loss in the first six months of 2010, we maintained a working capital balance of $158.7 million, including $145.7 million of cash and short-term investments, as of June 30, 2010. Thus, we believe we will be able to fund ongoing operations and to invest in future product offerings for at least the next 12 months.
Despite continued economic uncertainty in 2010, we are encouraged by the improvements in our financial results and we remain confident in the future commercial demand for our technology and product offerings due to planned new products and product enhancements and anticipated growth in global demand for image-guided radiation therapy equipment.
Factors Affecting Our Financial Performance
Our financial performance is significantly affected by the following factors:
Incoming orders
Since we sell high-priced capital equipment with a transaction cycle that can take many months between customer order and delivery, an important measure of our future financial performance is the dollar value of incoming orders for equipment. During the first six months of 2010, we experienced an increase in incoming orders as compared to the first six months of 2009, despite the continued impact of the global economic downturn, limited credit availability and increased competitive pressure. We believe this increase in orders is the result of improvements generated by the transition in sales leadership implemented during 2009, recent product introductions and the successful execution of our global sales and marketing efforts.

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
We are still experiencing heightened competition in the marketplace; see Item 1A. Risk Factors in Part II of this Quarterly Report on Form 10-Q for further information. To counter this competitive pressure, we continue to improve the quality and effectiveness of our sales force, increase our focus on group purchasing organizations and national accounts, increase our emphasis on regional user meetings and expand our product features. We have also extended our product portfolio from one to three market offerings. Furthermore, we believe continued innovation and expansion of our clinical capabilities will extend our technology leadership position, increase our prospects for greater market share and generate revenue growth.
Backlog
As of June 30, 2010, we had a backlog of $139.2 million, the majority of which we believe should convert to revenue within the next 12 months. We define backlog as the total contractual value of all firm orders received for the System and related options that we believe are likely to ship within 24 months. To be included in backlog, such orders must be evidenced by a signed quotation or purchase order from the customer or distributor.
On a regular basis, we review our open orders to determine if they meet our backlog definition by evaluating various factors including site identification, requested delivery date and customer or distributor history. If they no longer meet our backlog definition we remove the orders from our backlog. As a result of this process, two orders were removed from our backlog during the six months ended June 30, 2010 — one due to a cancellation resulting from a change to the customer’s business plans and one due to uncertainty surrounding the project schedule.
Revenue
Product revenue. The majority of our product revenue is generated from sales of the System. We negotiate the actual purchase price with each customer or distributor, and, historically, the purchase price has varied across geographic regions.
While we are starting to see some improvement in the market, including an increase in new orders for the first half of 2010 as compared to the first half of 2009, we expect our 2010 revenue to be comparable to 2009 revenue due to the long lead time required to convert these new orders to revenue. We remain confident, however, in the future commercial demand for our technology and product offerings due to our planned new products and product enhancements, and anticipated growth in demand for image-guided radiation therapy equipment.
Our revenue projections can be impacted by a number of factors, including the following:
•
On average, the System is shipped to our customer within 12 months after we receive the order. However, individual orders may take longer than 12 months to ship. Timing of deliveries can be affected by factors outside of our control, such as construction delays at customer project sites and customer credit issues. For direct and non-certified distributor sales, we recognize revenue upon end customer acceptance of the System, which usually occurs three to four weeks after its delivery. For certified distributor sales, we recognize revenue upon shipment of the System to the certified distributor. Each System installation represents a significant percentage of our revenue for the period in which it occurs.

•
Our geographic mix of customers may impact our average selling prices. We intend to continue to expand our international selling efforts, although we cannot be certain that favorable pricing trends will continue. As of June 30, 2010, we did not have a hedging program in place to offset foreign exchange risk and, therefore, cannot be certain of how foreign currency exchange rates will impact our financial results in the future.

•
Our ability to demonstrate the clinical benefits of the System compared to competing systems is a factor in our ability to increase market demand for the System. To compete effectively, we may need to offer additional features that could require substantial additional resources to develop.

•
Our focus on sales to group purchasing organizations (GPOs) and multi-center customers may require us to lower selling prices, as these customers tend to negotiate quantity discounts. Orders from these customers may remain in backlog longer than those from customers who place single unit orders, as units sold to multi-center customers tend to install sequentially over a longer period of time.

•
The System is a major capital equipment item that represents a significant purchase for most of our customers. While we believe macroeconomic conditions are beginning to improve, our customers remain cautious and, as a result, may choose to delay some of their capital spending or may not have or be able to obtain the funds necessary to purchase equipment such as the System. These factors may have a material adverse effect on our incoming orders and subsequent revenue recognition.

Also included in our product revenue are sales of optional equipment and software enhancements purchased by our end customers. Because we plan to further develop the System by adding upgraded features, we expect continued revenue growth from sales of optional equipment and software enhancements to new and existing customers.
Service revenue. Our service revenue is generated primarily from post-warranty service contracts and the sale of service spare parts. Our service contracts may be purchased with one-year or multiple-year terms and for a variety of service levels, giving our customers the option to contract for the level of support they desire. As of June 30, 2010, our most popular service plan continued to be our Total TLC Service Package (Total TLC). Under Total TLC, we provide customers with full spare parts coverage, including installation service by our field service engineers, full scheduled maintenance and unplanned repair service. We recognize service contract revenue ratably over the term of the contract. We recognize revenue from spare parts, which are primarily sold to our distributors, upon delivery. As the number of installed Systems continues to grow, we expect growth in our revenue from post-warranty service contracts.
Our ability to execute our strategies to increase incoming orders, expand backlog with high quality orders, raise sales of optional equipment and software enhancements and grow our service revenue will have a direct impact on our ability to increase overall revenue in the future. If we are unable to execute these strategies successfully, we may generate revenue at levels that are lower than those we have generated in the past.
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
In future periods, we expect to improve our gross margins through the following initiatives:
•
Service and support expenses. We have a number of individual service contracts that produce negative gross profit margins for which we have recorded a reserve for the related estimated future losses. We anticipate the number of contracts producing negative margins will decline as we further our efforts in reducing the overall average direct service costs per installed System. We expect to continue to improve service contract margins by leveraging our service infrastructure costs over a larger installed base, implementing remote diagnostic functionalities, outsourcing certain tasks when cost-effective and feasible, introducing component design changes aimed at reducing costs, increasing longevity and improving serviceability of our spare parts, increasing the price for some of our older annual service contracts, and training our personnel to improve their problem-solving capabilities. We believe that achieving certain of these initiatives should also lead to reduced warranty costs and improved System performance.

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

We expect research and development expenses to increase during 2010 as compared to 2009, both in dollars and as a percentage of total revenue, as we intend to increase our spending to support our ongoing product development initiatives. In addition, we expect to capitalize fewer software development costs related to ongoing product development projects in 2010 as compared to 2009.
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
Other income (expense)
Because we conduct business in numerous foreign jurisdictions, we are exposed to changes in foreign currency exchange rates. Foreign currency exchange rate fluctuations could materially adversely affect our business, financial condition and results of operations. Our primary exposures are related to foreign currency denominated sales and expenses in Europe. As of June 30, 2010, we did not have a hedging program in place to offset these risks.
Interest income
We expect interest income to decline in 2010 as compared to 2009, due to both lower levels of investable cash and reduced interest rates.
Income tax expense (benefit)
We are subject to taxation in the United States and in numerous foreign jurisdictions. Significant judgments and estimates are required when evaluating our tax positions and determining our worldwide provision for income taxes. As a result, our effective tax rate may fluctuate based on a number of factors including variations in projected taxable income and tax positions taken on tax returns filed in the numerous geographic locations in which we operate, changes in the valuation of our deferred tax assets, introduction of new accounting standards and changes in tax liabilities to address potential tax exposures related to business and income tax positions we have taken that could be challenged by taxing authorities.
When deemed necessary, valuation allowances are established to reduce deferred tax assets to amounts more-likely-than-not to be realized. This requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets will be realized. Evidence considered during the first six months of 2010 included the existence of cumulative three-year losses, changes in backlog, projected current year losses and the negative impact of current economic conditions, which resulted in the Company maintaining its valuation allowance to offset net deferred tax assets in domestic and certain foreign taxing jurisdictions.
Noncontrolling interests
Our condensed consolidated financial statements include the accounts of CPAC. Although Tomo’s ownership in CPAC is less than 50%, it has consolidated CPAC, as Tomo is the primary beneficiary of CPAC, due to its overall control of CPAC’s activities and Tomo’s ownership interest in CPAC. Therefore, CPAC’s outside stockholders’ interests are shown in our condensed consolidated financial statements as “Noncontrolling interests.” If CPAC obtains additional third-party funding, we expect our ownership percentage to continue to decline.

Results of Operations
The following table sets forth certain elements from our condensed consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Product	71.9%	74.4%	70.8%	72.1%
Service and other	28.1	25.6	29.2	27.9

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	36.4	34.7	33.6	36.3
Service and other	37.4	44.6	38.5	48.3

Total cost of revenue	73.8	79.3	72.1	84.6

Gross profit	26.2	20.7	27.9	15.4

Operating expenses:
Research and development	18.8	17.1	18.4	18.0
Selling, general and administrative	25.0	27.3	25.5	30.5

Total operating expenses	43.8	44.4	43.9	48.5

Loss from operations	(17.6)	(23.7)	(16.0)	(33.1)
Other income (expense)	(0.4)	1.4	(0.1)	1.4

Loss before income tax	(18.0)	(22.3)	(16.1)	(31.7)
Income tax expense (benefit)	0.0	(0.8)	(0.0)	(0.6)

Net loss	(18.0)%	(21.5)%	(16.1)%	(31.1)%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Revenue
Revenue by major type was as follows (in thousands):

	Three Months Ended June 30,
	2010		2009
Product revenue	$34,242	71.9%	$30,552	74.4%
Service and other revenue	13,388	28.1	10,528	25.6

	$47,630	100.0%	$41,080	100.0%

Revenue by geographic region was as follows (in thousands):

	Three Months Ended June 30,
	2010		2009
Americas (1)	$26,323	55.3%	$25,365	61.7%
Europe and Middle East	16,001	33.6	12,313	30.0
Asia-Pacific	5,306	11.1	3,402	8.3

	$47,630	100.0%	$41,080	100.0%

(1)	Americas contains revenue from the United States of $25.8 million and $24.4 million for the periods ended June 30, 2010 and 2009, respectively.
Product revenue increased $3.7 million, or 12%, between periods. This increase was primarily due to a higher number of Systems installed and accepted during the three months ended June 30, 2010 versus the three months ended June 30, 2009. The increase in product revenue from having a higher number of systems installed and accepted was partially offset by a decrease in revenue due to changes to the geographic and configuration mix of our system sales during the second quarter of 2010 compared to the second quarter of 2009.
Service and other revenue increased $2.9 million, or 27%, between periods. This increase was primarily attributable to an increase in service contract revenue, as more Systems moved from warranty to service contract coverage. There were 32% more units covered by service contracts at June 30, 2010 as compared to June 30, 2009. The number of distributor sites under service contract increased more significantly than our direct service contracts. Service contracts for distributor sites provide coverage for parts only and, therefore, are priced lower than our direct service contracts.

Cost of revenue
Cost of revenue increased to $35.2 million for the three months ended June 30, 2010 from $32.6 million for the three months ended June 30, 2009, an increase of $2.6 million, or 8%, primarily due to increased System sales in the current quarter. Overall, our gross profit was 26.2% for the three months ended June 30, 2010 compared to 20.7% for the three months ended June 30, 2009. The increase in gross profit for the quarter was the result of higher system volume and increased service revenue.
Total product costs increased by $3.1 million, or 22%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. This increase was primarily due to higher system volume. Total product costs were impacted by a decrease in manufacturing expenses of $0.8 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. This decrease was primarily due to an increase in manufacturing activity during the period, which led to an increase in absorbed costs.
Total service and other costs decreased by $0.5 million, or 3%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Although there was a $1.5 million, or 15%, increase in our overall service contract costs during the second quarter of 2010, due to a 32% increase in the number of units under service contract at June 30, 2010 as compared to June 30, 2009, such increase was partially offset by a $2.0 million decline in service infrastructure costs, as labor and overhead costs absorbed increased $0.5 million, employee costs decreased $1.2 million and costs associated with inventory logistics decreased $0.3 million.
Warranty expenses increased $0.2 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to more Systems being installed and accepted in the current quarter.
Research and development expenses
Research and development expenses by category for the three months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
System R&D	$7,562	$5,353	$2,209	41.3%
Proton Project / CPAC R&D	1,398	1,667	(269)	(16.1)

	$8,960	$7,020	$1,940	27.6%

Total research and development expenses increased $1.9 million, or 28%, between periods. System research and development expenses increased by $2.2 million between periods primarily due to a $1.0 million decrease in capitalization of internal development costs resulting from the associated development project being completed and released for delivery in February 2010, a $0.5 million increase in consulting costs and a $0.3 million increase in employee costs. The proton therapy research project spending decreased by $0.3 million during the three months ended June 30, 2010, due mainly to a $0.8 million decrease in consultant fees, partially offset by an increase in employee costs.
Selling, general and administrative expenses
Selling, general and administrative expenses increased to $11.9 million for the three months ended June 30, 2010 from $11.2 million for the three months ended June 30, 2009, an increase of $0.7 million, or 6%. The increase was primarily due to an increase in employee costs of $0.7 million and higher commissions, as more Systems were ordered and accepted during the three months ended June 30, 2010 compared to the three months ended June 30, 2009. These cost increases were partially offset by a $0.5 million decrease in sales concessions in the current quarter as compared to the second quarter of 2009.
Other income (expense)
We had other expense of $0.2 million for the three months ended June 30, 2010 and other income of $0.6 million for the three months ended June 30, 2009. The decline of approximately $0.8 million was due to two primary factors. First, interest income decreased $0.3 million as our average investment balances and interest rates were lower during the second quarter of 2010 as compared to the second quarter of 2009. Second, other expense increased $0.5 million in the current quarter compared with the three months ended June 30, 2009 due primarily to the impact of foreign currency exchange rates.

Income tax expense (benefit)
For the three months ended June 30, 2010, we recorded income tax expense of $0.01 million resulting in an effective income tax rate of (0.1)%. Our effective tax rate for the second quarter differed significantly from the statutory tax rate primarily due to maintaining a valuation allowance for deferred tax assets in domestic and certain foreign taxing jurisdictions that do not attain the more-likely-than-not realization threshold. For the three months ended June 30, 2009, we recorded an income tax benefit of $0.3 million resulting in an effective income tax rate of 3.5%.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Revenue
Revenue by major type was as follows (in thousands):

	Six Months Ended June 30,
	2010		2009
Product revenue	$63,471	70.8%	$51,685	72.1%
Service and other revenue	26,239	29.2	20,018	27.9

	$89,710	100.0%	$71,703	100.0%

Revenue by geographic region was as follows (in thousands):

	Six Months Ended June 30,
	2010		2009
Americas (1)	$39,656	44.2%	$43,604	60.8%
Europe and Middle East	35,564	39.6	18,588	25.9
Asia-Pacific	14,490	16.2	9,511	13.3

	$89,710	100.0%	$71,703	100.0%

(1)	Americas contains revenue from the United States of $38.5 million and $42.1 million for the periods ended June 30, 2010 and 2009, respectively.
Product revenue increased $11.8 million, or 23%, between periods. This increase was attributable to 29% more Hi Art systems installed and accepted during the six months ended June 30, 2010 versus the six months ended June 30, 2009. On average, selling prices of the Hi Art system during the first half of 2010 decreased 4% from selling prices during the first half of 2009.
Service and other revenue increased $6.2 million, or 31%, between periods. This increase was primarily attributable to an increase in service contract revenue, as more systems moved from warranty to service contract coverage. There were 32% more units covered by service contracts at June 30, 2010 as compared to June 30, 2009. The number of distributor sites under service contract increased more significantly than our direct service contracts. Service contracts for distributor sites provide coverage for parts only and, therefore, are priced lower than our direct service contracts.
Cost of revenue
Cost of revenue increased to $64.6 million for the six months ended June 30, 2010 from $60.6 million for the six months ended June 30, 2009, an increase of $4.0 million, or 7%. The increase in cost of revenue was primarily due to higher product costs related to more Hi Art systems installed and accepted. Overall, our gross profit was 27.9% for the six months ended June 30, 2010 compared to 15.4% for the six months ended June 30, 2009. The increase in gross profit for the first half of 2010 was the result of higher system volume and increased service revenue.
Product costs increased by $4.1 million, or 16%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This increase was primarily due to higher system volume. Total product costs were impacted by a decrease in manufacturing expenses of $1.7 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. This decrease was primarily due to the increase in manufacturing activity during the period, which led to an increase in absorbed costs.

Total service and support costs decreased by $0.1 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Although there was a $4.1 million, or 23%, increase in our overall service contract costs during the first six months of 2010 due to a 32% increase in the number of units under service contract at June 30, 2010 as compared to June 30, 2009, such increase was more than offset by a $4.2 million decline in service infrastructure costs, as employee costs decreased $1.7 million, labor and overhead costs absorbed increased $1.6 million and inventory adjustments decreased $0.3 million.
Warranty expenses increased $0.5 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to more Systems being installed and accepted in the first half of the current fiscal year.
Research and development expenses
Research and development expenses by category were as follows (in thousands):

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
System R&D	$14,204	$10,934	$3,270	29.9%
Proton Project / CPAC R&D	2,296	1,935	361	18.7

	$16,500	$12,869	$3,631	28.2%

Total research and development expenses increased $3.6 million, or 28%, between periods. System research and development activities increased by $3.3 million primarily due to a $1.8 million decrease in capitalized internal development costs, a $0.7 million increase in employee costs and a $0.6 million increase in consulting expense. The proton therapy research project spending increased by $0.4 million, as CPAC increased its development activity during the first half of 2010 after receiving additional third-party capital.
Selling, general and administrative expenses
Selling, general and administrative expenses increased to $22.9 million for the six months ended June 30, 2010 from $21.9 million for the six months ended June 30, 2009, an increase of approximately $1.0 million, or 5%. The increase was primarily due to a $1.1 million increase in employee costs, a $0.5 million increase in commissions due to the higher volume of Systems ordered and accepted during the period and a $0.5 million increase in trade show and meeting expenses. These increases were partially offset by a $1.1 million decrease in sales concessions in the first half of 2010, compared to the first half of 2009.
Other income (expense)
We had other expense of $0.1 million for the six months ended June 30, 2010 and other income of $1.0 million for the six months ended June 30, 2009. The $1.1 million decrease was primarily due to a $0.7 million increase in other expenses due to the impact from foreign currency exchange rates. Also, we had a $0.4 million decrease in interest income as our investment balances and interest rates were lower during the current period than during the same period in 2009.
Income tax benefit
For the six months ended June 30, 2010, we recorded an income tax benefit of $0.03 million resulting in an effective income tax rate of 0.2%. The effective tax rate for the six months ended June 30, 2010 differed significantly from the statutory tax rate primarily due to maintaining a valuation allowance for deferred tax assets in domestic and certain foreign taxing jurisdictions that do not attain the more-likely-than-not realization threshold. For the six months ended June 30, 2009, we recorded an income tax benefit of $0.4 million resulting in an effective income tax rate of 1.8%.
Liquidity and Capital Resources
To date, we have funded our working capital and capital expenditure requirements using cash generated from sales of equity securities, operations and, to a lesser extent, borrowings. From our inception through June 30, 2010, we obtained financing of $236.1 million primarily through public and private placements of equity securities and the exercise of stock options.

Financial Condition
Our cash and cash equivalents and short-term investments were $145.7 million at June 30, 2010 compared to $154.3 million at December 31, 2009, a decrease of $8.7 million, or 6%. Information regarding short-term investments, which totaled $46.4 million at June 30, 2010, is set forth in the following table (in thousands):

	June 30, 2010
	Cost basis	Unrealized gains	Unrealized losses	Fair value
U.S. Government and Agency securities	$33,964	$650	$—	$34,614
Corporate bonds	11,620	200	—	11,820

	$45,584	$850	$—	$46,434

We entered into a $40 million revolving credit facility during 2009, under which there were no borrowings as of June 30, 2010. This line of credit expires on November 30, 2010. The facility requires us to maintain a minimum tangible net worth, a specified ratio of total liabilities to tangible net worth and a minimum level of cash and short-term investments. We were in compliance with these covenants at June 30, 2010. In addition, the facility provides for an adjusted credit limit based on a certain level of tangible net worth and earnings before interest, taxes, depreciation and amortization. Based on our levels as of June 30, 2010, the adjusted credit limit is $30 million. Under the terms of the credit facility, we may be considered in default upon a material adverse change in our financial condition or if the bank believes the prospect of payment or performance of the facility is impaired.
Our working capital, which is calculated by subtracting our current liabilities from our current assets, was $158.7 million at June 30, 2010 compared to $161.8 million at December 31, 2009, a decrease of $3.1 million, or 2%. Our shareholders’ equity was $175.5 million at June 30, 2010 compared to $183.4 million at December 31, 2009, a decrease of $7.9 million, or 4%. The decrease in both our working capital and shareholders’ equity was primarily due to our operating loss during the first half of 2010
Cash Flows
Cash flows from operating activities
Net cash used in operating activities was $12.3 million for the six months ended June 30, 2010. This included a net loss of $14.5 million, which was reduced for the following noncash items: $5.2 million in depreciation and amortization and $3.9 million in share-based compensation. Working capital items that impacted cash flows in 2010 primarily consisted of the following: inventory increased by $6.1 million due to increased stocking levels to meet production needs at June 30, 2010 compared to December 31, 2009; accounts payable increased $5.7 million as our inventory purchasing activity increased during the first half of 2010; deferred revenue decreased by $3.5 million, due largely to a change in the mix of Systems awaiting customer acceptance; and customer deposits decreased by $2.1 million, due mainly to the increase in System orders covered by a letter of credit and, therefore, not requiring a down payment.
Net cash used in operating activities was $9.5 million for the six months ended June 30, 2009. This included a net loss of $22.3 million, which was adjusted for the following noncash items: $5.0 million in depreciation and amortization, $2.9 million in share-based compensation and $0.5 million in deferred income tax benefits. Working capital items that impacted cash flows in 2009 primarily consisted of the following: receivables decreased by $11.5 million due to collections of year-end balances and a lower number of system acceptances; inventory decreased by $1.8 million due to fewer finished Hi Art systems in stock at June 30, 2009 as compared to December 31, 2008 and lower service spare parts inventory, as we eliminated several of our global inventory depots; accounts payable increased by $1.4 million primarily due to the timing of vendor payments; accrued expenses decreased by $3.6 million due primarily to the decreases of payroll, severance, commission and warranty accruals; and deferred revenue decreased by $5.4 million due largely to a decrease in the number of systems awaiting customer acceptances at June 30, 2009.
Cash flows from investing activities
Net cash provided by investing activities was $28.2 million for the six months ended June 30, 2010, as we received approximately $31.2 million in proceeds from the sales and maturities of short-term investments. These proceeds were partially offset by $2.5 million in purchases of capital equipment, which included tools and equipment to support our operations and new computer equipment and software.

Net cash provided by investing activities was $5.6 million for the six months ended June 30, 2009, as we received $16.6 million in proceeds from the sales and maturities of short-term investments. These proceeds were partially offset by $7.5 million in purchases of short-term investments, $1.9 million of capitalized internal development costs related to new software products and $1.4 million in purchases of capital equipment, which included tools and equipment to support our operations and new computer equipment and software.
Cash flows from financing activities
Net cash provided by financing activities was $7.0 million for the six months ended June 30, 2010, primarily due to $6.5 million in proceeds from third-party investors related to the issuance of CPAC common stock and, to a lesser extent, the exercise of equity-based awards by our employees.
Net cash provided by financing activities was $6.8 million for the six months ended June 30, 2009, which was primarily due to the proceeds from third-party investors related to the issuance of CPAC common stock.
The effect of foreign currency exchange rate changes on cash and cash equivalents resulted in an increase of $0.2 million during the six months ended June 30, 2010. During the six months ended June 30, 2009, the effect of foreign currency exchange rate changes on our cash and cash equivalents resulted in an increase of $0.4 million.
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
Pending Litigation
See Note G to the condensed consolidated financial statements.
Reserve for Contingency
See Note G to the condensed consolidated financial statements.
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
The global economy remains volatile and could have potentially negative effects on our near-term liquidity and capital resources, including slower collections of receivables, delays in the delivery of existing orders and postponements of incoming orders. However, we believe that our cash and short-term investments as of June 30, 2010, along with the cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. As of June 30, 2010, we had $145.7 million of cash and short-term investments. We do not expect to draw on our $30 million line of credit, and we believe our financial position will remain strong throughout 2010. Moreover, we continue to manage our cash resources and are carefully monitoring our ongoing expenditures.

Off-Balance Sheet Arrangements
As of June 30, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
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
For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2009.
Recent Accounting Pronouncements
See Note B to the condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk is currently confined to changes in short-term investments, foreign currency exchange and interest rates. Our exposure to market risk was discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to such exposure since December 31, 2009.
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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010. Management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to various claims and legal proceedings arising in the ordinary course of our business. The description of the developments with respect to the pending securities class action is incorporated herein by reference to Note G to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We believe that the ultimate resolution of the various claims and legal proceedings to which we are subject will not have a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors
In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K and in “Part II, Item 1A. Risk factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2010, which could materially affect our business, financial condition or results of operations. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by statements in this Quarterly Report on Form 10-Q include, but are not limited to, the risk factors discussed below or in “Part I, Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K or in Part II, Item IA. Risk factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2010. If any of the events discussed in such risk factors occur, our business, financial condition and results of operations could be adversely affected in a material way, and the market value of our common stock could decline.
If our backlog, which is an important measure of future revenue, declines, our future financial performance will be adversely affected.
We believe the value of new incoming orders is an important measure of our future financial performance. As of June 30, 2010, we had a backlog of $139.2 million, the majority of which we believe will convert to revenue in the next twelve months. Although this backlog represents a small increase over the $134.2 million backlog as of March 31, 2010, for the preceding seven quarters our backlog had declined from quarter to quarter. We believe that this decline resulted from a combination of the current global economic downturn, the ongoing credit crisis, our transition in sales leadership and enhanced competitive pressure. If we are unable to respond effectively to increased competition and our sales and marketing leadership is not effective in increasing new orders, our backlog may again decline. If economic conditions, particularly in the United States, do not improve, our customers may have greater difficulty obtaining the funding necessary to place new orders. This could lead to further erosion of our current backlog. A significant decline in new orders or erosion of existing backlog for any of the reasons stated above could materially adversely affect our business, financial condition and results of operations.
We face competition from numerous competitors, many of which have greater resources than we do, which may make it more difficult for us to achieve significant market penetration and maintain or increase our prices.
The market for radiation therapy equipment is characterized by intense competition and pricing pressure. We consider the competition for the TomoTherapy treatment systems to be existing radiation therapy systems, primarily using C-arm linear accelerators, sold by large, well-capitalized companies with significantly greater market share and resources than we have. Several of these competitors are also able to leverage their fixed sales, service and other costs over multiple products or product lines. In particular, we compete with a number of existing radiation therapy equipment companies including Varian Medical Systems, Inc., Elekta AB, Siemens Medical Solutions, and, to a lesser extent, Accuray Incorporated and BrainLAB AG. Varian Medical Systems has been the radiation therapy systems market leader for many years and has the majority market share for radiation therapy systems worldwide. In 2008, Varian began selling and installing the RapidArc technology. The RapidArc technology purports to be able to deliver image-guided, intensity-modulated radiation therapy more rapidly than other similar systems, including the Hi Art system, and Varian has maintained a strong marketing campaign claiming this technology has the same capabilities as, or better capabilities than, our Hi Art system. On April 14, 2010, Varian announced the launch of a new line of accelerators it refers to as the TrueBeam platform, which Varian claims are systems specifically designed for high-precision image-guided radiotherapy and radiosurgery. Varian claims this new platform is designed to be versatile and can be used for all forms of advanced external-beam radiotherapy. In addition, on June 9, 2010, two of our competitors, Accuray and Siemens, announced that they had formed a strategic alliance which gave Siemens distribution rights for Accuray’s CyberKnife System, allowed Siemens to purchase and incorporate elements of Accuray’s technology into its linear accelerator products, and created a research and development alliance between the two companies. If we are unable to compete effectively with these and other products of existing or future competitors, our revenue will decline, and there could be a material adverse effect on our business, financial condition and results of operations. Some of our competitors may compete by changing their pricing model or by lowering the price of their conventional radiation therapy systems or ancillary supplies. If such pricing strategies are implemented, there could be downward pressure on the price of radiation therapy systems. If we are unable to maintain or increase our selling prices, our gross margins will decline, and there could be a material adverse effect on our business, financial condition and results of operations.

Changes in reimbursement to healthcare providers for use of the TomoTherapy treatment system could adversely affect sales of the TomoTherapy treatment system.
Our ability to market and sell the TomoTherapy treatment system successfully depends in part on the extent to which sufficient reimbursement for treatment procedures using the TomoTherapy treatment system will be available from third-party payors such as private health insurance plans and health maintenance organizations and government payor programs such as Medicare and Medicaid. Third-party payors, and in particular managed care organizations, challenge the prices charged for medical products and services and institute cost containment measures to control or significantly influence the purchase of medical products and services. For example, in November 2009, the United States Centers for Medicare and Medicaid Services, or CMS, issued new reimbursement rates for 2010. For 2010, CMS increased rates slightly for hospitals and implemented only modest reimbursement rate decreases for free-standing clinics. CMS also recently announced in late June that hospital-based reimbursement rates are proposed to increase by nearly 4% in 2011. However, CMS reviews such rates annually; the final rates for 2011 or in future years could be reduced significantly. If in the future CMS significantly decreases reimbursement rates for radiation oncology services, or if other cost containment measures are implemented in the United States or elsewhere, clinicians may be reluctant to purchase TomoTherapy treatment systems or may decline to do so entirely if they determine there is insufficient coverage and reimbursement from third-party payors for the cost of procedures performed, which could have an adverse impact on our sales.
Our success in non-U.S. markets also depends upon treatment procedures using our products being eligible for reimbursement through government-sponsored healthcare payment systems, private third-party payors and labor unions. Reimbursement and healthcare payment systems in international markets vary significantly by country and, within some countries, by region. In many international markets, payment systems may control reimbursement for procedures performed using new products as well as procurement of these products. In addition, as economies of emerging markets develop, these countries may implement changes in their healthcare delivery and payment systems. Healthcare cost containment efforts are prevalent in many of the countries in which we sell, or intend to sell, our products, and these efforts are expected to continue. Market acceptance of TomoTherapy treatment systems in a particular country may depend on the availability and level of reimbursement in that country. Our ability to generate sales may be adversely affected if customers are unable to obtain or maintain adequate reimbursement for treatment procedures using our products in markets outside of the United States.
If current economic conditions in the United States and elsewhere improve, our suppliers could experience increased demand, resulting in us experiencing longer lead times for or inadequate supply of key components.
As economic conditions have worsened in the last few years, many companies, including some of our key suppliers, reduced inventory and laid off workers to manage costs in response to lower revenues. With the gradual improvement in business conditions, such companies may temporarily impose longer lead times on orders of their products or may be temporarily out of stock on certain products. We have already faced longer lead times to place an order for certain electronic components. Such delays in receiving components from our suppliers could impair our ability to deliver our products in a timely manner, impact the timeline of our development projects, or require us to hold larger inventories of components, which could have a material adverse affect on our business, financial condition and results of operations.
Our success will depend on our ability to attract and retain qualified personnel while also managing employee costs.
In October 2009, we implemented a restructuring program that resulted in a reduction of approximately 10% of our workforce, the second such reduction in a twelve-month time period. This second reduction particularly impacted our service organization. If these actions together do not result in proper alignment of human resources with business needs and revenue levels, our financial results may worsen, resulting in the need to further reduce operating expenses. As the economic outlook improves and other companies expand their workforces, however, we also may face increased challenges in attracting and retaining qualified personnel, particularly for positions requiring specific technology knowledge such as research and development or customer support. We have experienced increased turnover in our workforce in the first half of 2010, and recently, a few individuals from our research and sales teams accepted positions at our affiliate, Compact Particle Acceleration Corporation. If the attrition trends worsen and we are unable to maintain an adequate number of trained, qualified and motivated personnel, our reputation and business operations could suffer, and our business, financial condition and results of operations could be materially adversely affected.

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
Through June 30, 2010, we used $97.7 million of the net proceeds from our initial public offering, as detailed in the following table (in millions):

Working capital	$71.7
Purchases of property and equipment	18.5
Purchases of test systems	5.7
Acquisition of Chengdu Twin Peak Accelerator Technology Inc.	1.5
Repayment of debt	0.3

Total net proceeds used	$97.7

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. Exhibits

Exhibit Number		Description
3.1	(1)	Amended and Restated Articles of Incorporation of the Company

3.2	(1)	Amended and Restated Bylaws of the Company

10.1	(2)	Termination Agreement, dated May 28, 2010, between the Company and Avalon Capital Group, Inc., Avalon Portfolio, LLC, and Avalon Technology, LLC

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008 (File No. 001-33452).

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2010 (File No. 001-33452).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, TomoTherapy Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOMOTHERAPY INCORPORATED
Date: August 5, 2010	By:	/s/ Frederick A. Robertson
Frederick A. Robertson
Chief Executive Officer and President

Date: August 5, 2010	By:	/s/ Thomas E. Powell
Thomas E. Powell
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number		Description
3.1	(1)	Amended and Restated Articles of Incorporation of the Company

3.2	(1)	Amended and Restated Bylaws of the Company

10.1	(2)	Termination Agreement, dated May 28, 2010, between the Company and Avalon Capital Group, Inc., Avalon Portfolio, LLC, and Avalon Technology, LLC

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008 (File No. 001-33452).

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2010 (File No. 001-33452).

*	Filed herewith.