Form 10-Q
period 2010-09-30
TomoTherapy Inc
filed 2010-11-09
CIK 1317872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of October 29, 2010: 55,911,666 shares.

TomoTherapy Incorporated and Subsidiaries
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	September 30,	December 31,
	2010	2009

ASSETS
Cash and cash equivalents (CPAC balances of $2,499 and $1,590)	$110,424	$76,108
Short-term investments	29,612	78,225
Receivables, net of allowances of $1,216 and $737	34,047	33,559
Inventories, net	53,014	47,669
Prepaid expenses and other current assets (CPAC balances of $312 and $494)	3,352	3,633

Total current assets	230,449	239,194
Property and equipment, net (CPAC balances of $2,008 and $555)	21,305	18,628
Other non-current assets, net (CPAC balances of $109 and $30)	11,168	12,429

TOTAL ASSETS	$262,922	$270,251

LIABILITIES AND EQUITY
Accounts payable (CPAC balances of $450 and $24)	$14,095	$6,269
Accrued expenses (CPAC balances of $326 and $20)	24,056	19,588
Accrued warranty	4,115	4,173
Deferred revenue	30,877	34,145
Customer deposits	14,801	13,266

Total current liabilities	87,944	77,441
Other non-current liabilities (CPAC balances of $18 and $18)	3,213	5,475

TOTAL LIABILITIES	91,157	82,916

Preferred stock: authorized 10,000,000 shares of $1 par value; no shares issued and outstanding	—	—
Common stock: authorized 200,000,000 shares of $0.01 par value; 55,961,847 and 53,980,728 shares issued; 55,829,706 and 53,938,955 shares outstanding	528	515
Additional paid-in capital	674,182	667,177
Treasury stock, at cost: 132,141 and 41,773 shares	(447)	(137)
Accumulated other comprehensive loss	(904)	(268)
Accumulated deficit	(507,400)	(483,863)

Total shareholders’ equity	165,959	183,424
Noncontrolling interests	5,806	3,911

TOTAL EQUITY	171,765	187,335

TOTAL LIABILITIES AND EQUITY	$262,922	$270,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Product	$29,759	$24,252	$93,230	$75,937
Service and other	13,823	10,126	40,062	30,144

Total revenue	43,582	34,378	133,292	106,081

Cost of revenue:
Product	16,233	13,782	46,372	39,779
Service and other	20,339	17,038	54,848	51,690

Total cost of revenue	36,572	30,820	101,220	91,469

Gross profit	7,010	3,558	32,072	14,612

Operating expenses:
Research and development	8,228	7,218	24,728	20,086
Selling, general and administrative	14,390	12,470	37,334	34,347

Total operating expenses	22,618	19,688	62,062	54,433

Loss from operations	(15,608)	(16,130)	(29,990)	(39,821)
Other income (expense):
Interest income	342	617	1,289	2,009
Interest expense	(4)	(18)	(27)	(47)
Other income (expense), net	1,539	105	513	(258)

Total other income (expense)	1,877	704	1,775	1,704

Loss before income taxes	(13,731)	(15,426)	(28,215)	(38,117)
Income tax expense (benefit)	47	256	13	(162)

Net loss	(13,778)	(15,682)	(28,228)	(37,955)
Noncontrolling interests	1,842	1,802	4,691	3,953

Net loss attributable to shareholders	$(11,936)	$(13,880)	$(23,537)	$(34,002)

Weighted-average common shares outstanding - basic and diluted	51,934	50,748	51,739	50,645

Net loss per common share — basic and diluted	$(0.23)	$(0.27)	$(0.45)	$(0.67)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(28,228)	$(37,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,552	8,147
Share-based compensation	5,940	4,406
Deferred income tax benefit	(45)	(360)
Other noncash items	(8)	167
Changes in operating assets and liabilities:
Receivables, net	2	19,849
Inventories, net	(6,313)	2,234
Prepaid expenses and other current assets	(2,111)	(1,252)
Accounts payable	7,818	51
Accrued expenses	3,200	(576)
Accrued warranty	(58)	(3,634)
Deferred revenue	(4,758)	1,308
Customer deposits	1,535	(1,700)

Net cash used in operating activities	(15,474)	(9,315)

Cash flows from investing activities:
Purchases of property and equipment	(3,619)	(1,685)
Purchases of short-term investments	—	(7,499)
Proceeds from sales and maturities of short-term investments	47,750	17,376
Other investing activities	(850)	(3,130)

Net cash provided by investing activities	43,281	5,062

Cash flows from financing activities:
Payments on notes payable	(102)	(101)
Repurchases of common stock	(310)	(123)
Proceeds from exercises of stock options and warrants	1,078	130
Proceeds from issuance of CPAC common stock	6,586	6,863

Net cash provided by financing activities	7,252	6,769
Effect of exchange rate changes on cash and cash equivalents	(743)	44

Increase in cash and cash equivalents	34,316	2,560
Cash and cash equivalents at beginning of period	76,108	65,967

Cash and cash equivalents at end of period	$110,424	$68,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(unaudited)

	Shareholders’ Equity
				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Accumulated	Noncontrolling
	Stock	Capital	Stock	Income (Loss)	Deficit	Interests	Total Equity
Balance at December 31, 2008	$506	$659,379	$—	$202	$(446,493)	$2,155	$215,749
Net loss	—	—	—	—	(34,002)	(3,953)	(37,955)
Other comprehensive loss	—	—	—	108	—	—	108

Comprehensive loss							(37,847)

Issuance of common stock	—	—	—	—	—	6,863	6,863
Exercise of common stock warrants	4	126	—	—	—	—	130
Repurchases of common stock	—	—	(123)	—	—	—	(123)
Share-based compensation expense	—	4,406	—	—	—	—	4,406

Balance at September 30, 2009	$510	$663,911	$(123)	$310	$(480,495)	$5,065	$189,178

Balance at December 31, 2009	$515	$667,177	$(137)	$(268)	$(483,863)	$3,911	$187,335
Net loss	—	—	—	—	(23,537)	(4,691)	(28,228)
Other comprehensive loss	—	—	—	(636)	—	—	(636)

Comprehensive loss							(28,864)

Issuance of common stock	—	—	—	—	—	6,586	6,586
Issuance of restricted stock	10	(10)	—	—	—	—	—
Exercise of stock options	4	1,074	—	—	—	—	1,078
Repurchases of common stock	(1)	1	(310)	—	—	—	(310)
Share-based compensation expense	—	5,940	—	—	—	—	5,940

Balance at September 30, 2010	$528	$674,182	$(447)	$(904)	$(507,400)	$5,806	$171,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A — BACKGROUND AND BASIS OF PRESENTATION
Organization
The organization is comprised of TomoTherapy Incorporated, a Wisconsin corporation (Tomo), its wholly-owned subsidiaries and its minority-owned affiliate (collectively, together with Tomo, the Company). Tomo and its wholly-owned subsidiaries (TomoTherapy) develop, manufacture, market and sell advanced radiation therapy solutions to treat a wide range of cancer types. The treatment systems in the Company’s product offering (collectively, the System or Systems) include: (1) the flagship Hi Art treatment system, which delivers CT-guided, helical intensity-modulated radiation therapy (IMRT) treatment fractions; (2) the TomoHD treatment system, which includes both the TomoHelical and TomoDirect treatment modalities; and (3) the TomoMobile treatment system, which is a relocatable radiation therapy solution. TomoTherapy markets and sells its Systems to hospitals and cancer treatment centers in the Americas, Europe, the Middle East and Asia-Pacific. Compact Particle Acceleration Corporation (CPAC), Tomo’s controlled, minority-owned affiliate, is an enterprise focused on the development of a proton therapy system.
Principles of Consolidation
The Company’s condensed consolidated financial statements include the accounts of CPAC. Although Tomo’s ownership in CPAC is less than 50%, it has consolidated CPAC, as Tomo is the primary beneficiary of CPAC, due to its overall control of CPAC’s activities and Tomo’s ownership interest in CPAC. CPAC’s outside stockholders’ interests are shown in the Company’s condensed consolidated financial statements as “Noncontrolling interests.” Intercompany balances and transactions have been eliminated in consolidation.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC. In the opinion of management, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results for the full year ending December 31, 2010.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of the condensed consolidated financial statements and the reported amount of revenues, expenses and cash flows during the periods presented. Actual results could differ from those estimates and assumptions.
Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate their respective fair values as of September 30, 2010 and December 31, 2009. The fair value of short-term investments is based on quoted prices for similar items in active markets.
NOTE B — RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the Financial Accounting Standards Board (FASB) issued revised guidance for the accounting of variable interest entities. This revised guidance replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits from the entity that could be potentially significant to the variable interest entity. The accounting guidance also requires an ongoing reassessment of whether an enterprise is the primary beneficiary and requires additional disclosures about an enterprise’s involvement in variable interest entities. The adoption of this accounting guidance, which became effective for the Company beginning in the first quarter of fiscal 2010, did not have a material impact on the Company’s condensed consolidated financial statements.

In September 2009, the FASB amended the accounting guidance on revenue recognition (“new revenue guidance”). Under the new revenue guidance, consideration in a multiple element arrangement may now be allocated in a manner that more closely reflects the structure of the transaction. Also, under the new revenue guidance, tangible products that contain software components essential to the functionality of the tangible product will no longer be subject to software revenue recognition guidance and will now be subject to other revenue guidance.
The Company elected to early adopt this new revenue guidance at the beginning of its first quarter of fiscal 2010 on a prospective basis for applicable arrangements originating or materially modified on or after January 1, 2010. For the first nine months of 2010, adoption of the new revenue guidance did not have a material impact on the Company’s condensed consolidated financial statements, and the Company does not expect the new revenue guidance will have a material impact on its consolidated financial statements in future periods.
NOTE C — SUPPLEMENTAL FINANCIAL INFORMATION
Short-term Investments
Investments consisted of the following (in thousands):

	September 30, 2010
	Cost basis	Unrealized gains	Unrealized losses	Fair value
U.S. government and U.S. governmental agency securities	$20,101	$543	$—	$20,644
Corporate bonds	8,794	174	—	8,968

	$28,895	$717	$—	$29,612

	December 31, 2009
	Cost basis	Unrealized gains	Unrealized losses	Fair value
U.S. government and U.S. governmental agency securities	$60,531	$1,043	$—	$61,574
Corporate bonds	16,334	317	—	16,651

	$76,865	$1,360	$—	$78,225

The remaining maturities of debt securities were as follows (in thousands):

	September 30, 2010		December 31, 2009
	Cost basis	Fair value	Cost basis	Fair value
Due in one year or less	$17,718	$18,041	$48,345	$48,809
Due after one year through five years	11,177	11,571	28,520	29,416

	$28,895	$29,612	$76,865	$78,225

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

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
As of September 30, 2010, the Company’s financial assets, which consist of its investments, were measured at fair value employing Level 2 inputs.

Inventories, net
Net inventories consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Raw materials	$41,023	$40,091
Work-in-process	5,516	1,847
Finished goods	6,475	5,731

	$53,014	$47,669

Accrued Warranty
The Company’s sales terms include a warranty that typically covers the first year of System operation and is based on terms that are generally accepted in the marketplace. The Company records a current liability for the expected cost of warranty-related claims at the time of sale.
The following table presents changes in the Company’s product warranty accrual (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance, beginning of period	$3,776	$4,907	$4,173	$7,431
Charged to cost of revenue	1,430	1,772	4,640	5,313
Charged to selling, general and administrative	—	—	—	282
Adjustments related to change in estimate	—	(960)	(940)	(2,933)
Actual product warranty expenditures	(1,091)	(1,922)	(3,758)	(6,296)

Balance, end of period	$4,115	$3,797	$4,115	$3,797

Deferred Revenue
Deferred revenue is recorded on a gross basis until the revenue is recognized. Deferred revenue includes amounts primarily related to services and, to a lesser extent, amounts related to product sales, including in-transit Systems that have shipped to the Company’s direct customers or non-certified distributors but are not yet installed and accepted by the end customer. The Company ultimately expects to recognize these amounts as revenue upon performance of the services or when the Company’s product has been delivered and accepted by the customer.
The costs of revenue associated with services primarily relate to spare parts inventory along with the direct labor charges corresponding to post-warranty maintenance, which are recognized as incurred over the term of the service contract. The costs of revenue associated with product sales are comprised primarily of finished goods inventory, along with the corresponding installation costs.
Deferred revenue with expected recognition dates that exceed one year is classified in the condensed consolidated financial statements as “Other non-current liabilities.” As of September 30, 2010 and December 31, 2009, the Company’s non-current deferred revenue was $1.4 million and $2.7 million, respectively.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) refers to revenue, expenses, gains and losses that, under U.S. GAAP, are included in other comprehensive income (loss), but are excluded from net income (loss), as these amounts are recorded as a direct adjustment to shareholders’ equity, net of tax, when applicable. The Company generated other comprehensive income of $0.2 million for the three month periods ended September 30, 2010 and 2009. The Company had other comprehensive loss of $0.6 million and other comprehensive income of $0.1 million for the nine months ended September 30, 2010 and 2009, respectively.
NOTE D — NET LOSS PER COMMON SHARE
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

For the three and nine months ended September 30, 2010 and 2009, diluted net loss per share was the same as basic net loss per share since the effects of potentially dilutive securities are anti-dilutive.
Historical outstanding anti-dilutive securities not included in net loss per share calculation are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock options	4,528	5,667	4,528	5,667
Restricted stock	3,058	2,606	3,058	1,517

	7,586	8,273	7,586	7,184

NOTE E — SEGMENT INFORMATION
The Company has determined that it operates in only one segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker.
The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Americas (1)	$16,627	$24,567	$56,283	$68,171
Europe and Middle East	15,607	1,670	51,171	20,258
Asia-Pacific	11,348	8,141	25,838	17,652

	$43,582	$34,378	$133,292	$106,081

(1)
Americas region contains revenue from the United States of $16.2 million and $24.3 million for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, Americas region contains revenue from the United States of $55.1 million and $65.0 million, respectively.

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
For the three months ended September 30, 2010, the Company recorded income tax expense resulting in an effective income tax rate of (0.3)%, and for the nine months ended September 30, 2010, the Company recorded an income tax expense resulting in an effective tax rate of (0.05)%. The effective tax rate for the period differed significantly from the statutory tax rate primarily due to maintaining a valuation allowance for deferred tax assets in domestic and certain foreign taxing jurisdictions that do not attain the more-likely-than-not realization threshold. For the three months ended September 30, 2009, the Company recorded an income tax expense resulting in an effective income tax rate of (1.7)%, and for the nine months ended September 30, 2009, recorded an income tax benefit of 0.4%. There were no material changes in unrecognized tax benefits during the three and nine months ended September 30, 2010.
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
However, on July 28, 2010, the Company entered into an agreement to settle the 2008 Securities Litigation. Under the proposed settlement, the claims against the Company and its officers and directors would be dismissed with prejudice and released in exchange for a cash payment of $5.0 million to be funded by the Company’s insurance carrier. The proposed settlement remains subject to the satisfaction of various conditions, including negotiation and execution of a final stipulation of settlement and approval by the Court following notice to members of the purported class. On September 20, 2010, the Court preliminarily approved the terms for distribution of the settlement fund to purported class members, less fees awarded by the Court to class counsel, and other terms of the settlement. Final approval of the settlement will follow notification to class members.
The Company continues to believe that it has substantial legal and factual defenses to the allegations contained in the Amended Complaint, and it intends to pursue these defenses vigorously if the proposed settlement is not finalized and approved by the Court. If the settlement is not finalized and the 2008 Securities Litigation instead continues, although the Company carries insurance for these types of claims and related defense costs, a judgment significantly in excess of the Company’s insurance coverage could materially and adversely affect the Company’s financial condition, results of operations and cash flows. As of September 30, 2010, the Company estimated that its potential loss from these claims and related defense costs will not exceed its insurance deductible of $0.5 million, whether or not the proposed settlement is finalized and approved by the Court.
Stockholder Derivative Actions
On May 28, 2010 and July 9, 2010, two separate derivative lawsuits were filed in the Circuit Court of Dane County in Madison, Wisconsin by certain shareholders of the Company against (a) certain officers and all of the persons who have served as directors of the Company since May 9, 2007 (collectively, the Individual Defendants) and (b) the Company, as nominal defendant. In their respective complaints (together, the Complaints), each of the named plaintiffs, The Dixon Family Living Trust and David Huh, allege that all of the Individual Defendants breached their fiduciary duties and engaged in abuse of control, gross mismanagement and waste of corporate assets, and that certain Individual Defendants were unjustly enriched. The Complaints were consolidated on October 11, 2010. The allegations are substantially similar to those claims made in the 2008 Securities Litigation. The Complaints seek damages, equitable relief, restitution and disgorgement of profits, costs and disbursements of the action, and other relief the court deems proper.
The Company and the Individual Defendants believe that there are substantial legal and factual defenses to the allegations contained in the Complaints. Moreover, the Company and the Individual Defendants carry insurance for these types of claims and related defense costs. As of September 30, 2010, the Company estimated that it would not incur any material costs in connection with these claims or the defense thereof, given that the Company has already paid the applicable $0.5 million insurance deductible in connection with the 2008 Securities Litigation.
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
Operating Leases
The Company leases six facilities under separate operating leases with various expiration dates through 2018. The Company also leases automobiles under separate operating leases with various expiration dates through 2013. Rent expense was $1.1 million and $1.2 million during the three months ended September 30, 2010 and 2009, respectively, and $3.4 million and $3.6 million during the nine months ended September 30, 2010 and 2009, respectively.
Initial terms for facility leases are up to 13 years, with renewal options at various intervals, and include rent escalation clauses. The total amount of the minimum rent payments is expensed on a straight-line basis over the initial term of the lease unless external economic factors exist such that renewals are reasonably assured, in which case the Company includes the renewal period in its amortization period. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other expenses applicable to the leased premises. The Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.
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
The Company’s Board of Directors and shareholders approved the 2007 Equity Incentive Plan and approved an amendment thereto in March 2009 (as amended, the 2007 Plan). Under the 2007 Plan, the Company’s Board of Directors is authorized to grant stock-based awards to employees, directors, and consultants for up to 7,335,822 shares in aggregate. As of September 30, 2010, the Plans remained in effect; however, new equity-based awards may only be granted under the 2007 Plan.
The following table summarizes the activity under the Plans (in thousands, except for weighted-average exercise price and weighted-average fair value at grant date):

		Incentive Stock Options		Restricted Stock
					Weighted-
	Shares	Number of	Weighted-		Average
	Available	Options	Average	Number of	Fair Value
	for Grant	Outstanding	Exercise Price	Shares	at Grant Date
Balance at December 31, 2009	3,667	5,347	$5.02	2,488	$5.01
Granted	(1,744)	—	—	1,744	3.17
Exercised or vested	—	(386)	2.80	(1,025)	5.18
Cancelled	185	(433)	6.46	(149)	4.88

Balance at September 30, 2010	2,108	4,528	$5.07	3,058	$3.91

Exercisable at September 30, 2010		3,929	$4.73

At September 30, 2010, the Company’s weighted-average remaining contractual term was 2.8 years for all outstanding stock options, 2.8 years for outstanding vested stock options and 2.3 years for restricted stock. In addition, the Company’s aggregate intrinsic value was $1.6 million for all outstanding stock options and $1.5 million for vested stock options that were outstanding at September 30, 2010.

NOTE I — INVESTMENT IN COMPACT PARTICLE ACCELERATION CORPORATION
During April 2008, Tomo established a new affiliate, CPAC, to develop a compact proton therapy system for the treatment of cancer. CPAC’s investors include Tomo, private investors and potential customers.
Although Tomo’s ownership in CPAC is less than 50%, it has consolidated CPAC, as Tomo is the primary beneficiary of CPAC, due to its overall control of CPAC’s activities and Tomo’s ownership interest in CPAC. Therefore, CPAC’s outside shareholders’ interests are shown in the Company’s condensed consolidated financial statements as “Noncontrolling interests”. Tomo contributed intellectual property with a fair market value of approximately $1.9 million as its investment in CPAC. CPAC raised additional capital from third-party investors of $6.6 million during the nine months ended September 30, 2010. As of September 30, 2010 and December 31, 2009, Tomo’s ownership interest in CPAC was 5.3% and 7.3%, respectively.
Other than a previous contractual agreement to provide certain support and management services, Tomo has not provided financial or other support to CPAC, and although Tomo may provide additional financial support to CPAC in the future, Tomo currently has no contractual obligation to provide future financial support beyond the aforementioned services. Settlement of CPAC’s obligations are restricted to the assets of CPAC. The creditors and beneficial interest holders of CPAC have no recourse to TomoTherapy.
NOTE J — RESTRUCTURING
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

Balance at December 31, 2009	$998
Additions	—
Payments	(995)

Balance at September 30, 2010	$3

The remaining liability at September 30, 2010 is expected to be paid in the fourth quarter of 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The treatment systems in our TomoTherapy product offering (collectively, the System or Systems) operate on a ring gantry and combine integrated CT imaging with conformal radiation therapy to deliver sophisticated radiation treatments with speed and precision while reducing radiation exposure to surrounding healthy tissue. Our Systems include: (1) the Hi Art treatment system; (2) the TomoHD treatment system; and (3) the TomoMobile relocatable radiation therapy solution. The Hi Art treatment system is our flagship product and has been used since 2003 to deliver CT-guided, helical intensity-modulated radiation therapy (IMRT) treatment fractions. The TomoHD treatment system was announced in October 2009, is targeted for shipment in the fourth quarter of 2010 and includes both our TomoHelical and TomoDirect treatment modalities to enable cancer centers to treat a broader patient population with a single device. The TomoMobile relocatable radiation therapy solution was first shipped in late 2009, consists of a standard TomoTherapy treatment system housed in a movable coach, and is designed to improve the access and availability of state-of-the-art cancer care.
For the nine months ended September 30, 2010 and 2009, our revenue was $133.3 million and $106.1 million, respectively, an increase of 26%, and our net loss attributable to shareholders was $23.5 million and $34.0 million, respectively, a decrease of 31%. Our results of operations for the nine months ended September 30, 2010 improved over the comparable 2009 period despite the continued impact of the global economic downturn, limited credit availability and enhanced competitive pressure. Although we experienced a net loss in the first nine months of 2010, we had a working capital balance of $142.5 million, including $140.0 million of cash, cash equivalents and short-term investments, as of September 30, 2010. Thus, we believe we will be able to fund ongoing operations and to invest in future product offerings for at least the next 12 months.
Despite continued economic uncertainty in 2010, we are encouraged by the improvements in our financial results, and we remain confident in the future commercial demand for our technology and product offerings due to planned new products, product enhancements and anticipated growth in global demand for CT image-guided radiation therapy equipment.
Factors Affecting Our Financial Performance
Our financial performance is significantly affected by the following factors:
Incoming orders
Since we sell high-priced capital equipment with a transaction cycle that can take many months between customer order and delivery, an important measure of our future financial performance is the dollar value of incoming orders for equipment. During the first nine months of 2010, we experienced an increase in incoming orders as compared to the first nine months of 2009, despite the continued impact of the global economic downturn, limited credit availability and increased competitive pressure. We believe this increase in orders is the result of improvements generated by the transition in sales leadership we implemented during 2009, recent product introductions and the successful execution of our global sales and marketing efforts.

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
We are still experiencing heightened competition in the marketplace; see Item 1A. Risk Factors in Part II of the Quarterly Report on Form 10-Q for the period ending June 30, 2010 for further information. To counter this competitive pressure, we continue our efforts to improve the quality and effectiveness of our sales force, increase our focus on group purchasing organizations and national accounts, increase our emphasis on regional user meetings and expand our product features. We have also extended our product portfolio from one to three market offerings. Furthermore, we believe continued innovation and expansion of our clinical capabilities will extend our technology leadership position, increase our prospects for greater market share and generate revenue growth.
Backlog
As of September 30, 2010, we had a backlog of $146.4 million, the majority of which we believe should convert to revenue within the next 12 months. We define backlog as the total contractual value of all firm orders received for the System and related options that we believe are likely to ship within 24 months and the minimum payments that are contractually obligated under system rental agreements. To be included in backlog, orders must be evidenced by a signed quotation or purchase order from the customer or distributor.
On a regular basis, we review our open orders to determine if they meet our backlog definition by evaluating various factors including site identification, requested delivery date and customer or distributor history. If they no longer meet our backlog definition, we remove the orders from our backlog.
Revenue
Product revenue. The majority of our product revenue is generated from sales of the System. We negotiate the actual purchase price with each customer or distributor and, historically, the purchase price has varied across geographic regions.
We are starting to see some improvement in the market, most notably in the Americas which has historically been our largest market, including an increase in new orders for the first nine months of 2010 as compared to the first nine months of 2009. In addition, we expect our 2010 revenue to improve in comparison to 2009 revenue. We continue to be confident in the future commercial demand for our technology and product offerings due to our new products, new features and anticipated growth in demand for CT image-guided radiation therapy equipment.
Our revenue projections can be impacted by a number of factors, including the following:
•
On average, the System is shipped to our customer within 12 months after we receive the order. However, individual orders may take longer than 12 months to ship. Timing of deliveries can be affected by factors outside of our control, such as construction delays at customer project sites and customer credit issues. For direct and non-certified distributor sales, we recognize revenue upon end customer acceptance of the System, which usually occurs three to four weeks after its delivery. For certified distributor sales, we recognize revenue upon title transfer of the System to the certified distributor. Each System installation represents a significant percentage of our revenue for the period in which it occurs.

•
Our geographic mix of customers may impact our average selling prices. We intend to continue to expand our international selling efforts, although we cannot be certain that favorable pricing trends will continue. As of September 30, 2010, we did not have a hedging program in place to offset foreign exchange risk and, therefore, cannot be certain of how foreign currency exchange rates will impact our financial results in the future.

•
Our ability to demonstrate the clinical benefits of the System compared to competing systems is a factor in our ability to increase market demand for the System. To compete effectively, we may need to offer additional features that could require substantial additional resources to develop.

•
Our focus on sales to group purchasing organizations (GPOs) and multi-center customers may result in us lowering selling prices, as these customers tend to negotiate quantity discounts. Orders from these customers may remain in backlog longer than those from customers who place single unit orders, as units sold to multi-center customers tend to install sequentially over a longer period of time.

•
The System is a major capital equipment item that represents a significant purchase for most of our customers. While we believe macroeconomic conditions are improving, our customers remain cautious and, as a result, may choose to delay some of their capital spending or may not have or be able to obtain the funds necessary to purchase equipment such as the System. These factors may have a material adverse effect on our incoming orders and subsequent revenue recognition.

Also included in our product revenue are sales of optional equipment and software enhancements. Because we plan to further develop the System by adding upgraded features, we expect continued revenue growth from sales of optional equipment and software enhancements to new and existing customers.
Service revenue. Our service revenue is generated primarily from post-warranty service contracts and the sale of service spare parts. Our service contracts may be purchased with one- or multiple-year terms and for a variety of service levels, giving our customers the option to contract for the level of support they desire. As of September 30, 2010, our most popular service plan continued to be our Total TLC Service Package (Total TLC). Under Total TLC, we provide customers with full spare parts coverage, including installation service by our field service engineers, full scheduled maintenance and unplanned repair service. We recognize service contract revenue ratably over the term of the contract. We generally recognize revenue from spare parts, which are primarily sold to our distributors, upon delivery. As the number of installed Systems continues to grow, we expect growth in our revenue from post-warranty service contracts.
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
Cost of revenue
Cost of revenue includes all of our manufacturing and service costs. It consists of material, labor and overhead costs incurred in manufacturing the System. It also includes the cost of shipping the System to the customer site, installation costs, warranty provisions and royalty payments to Wisconsin Alumni Research Foundation (WARF), one of our shareholders. Finally, cost of revenue includes the customer support expenses required to service and repair the System during both the warranty and service contract periods.
In future periods, we expect to improve our gross margins through the following initiatives:
•
Service and support expenses. We have a number of individual service contracts that produce negative gross profit margins for which we have recorded a reserve for the related estimated future losses. We anticipate the number of contracts producing negative margins will decline as we further our efforts to reduce the overall average direct service costs per installed System. We expect to continue to improve service contract margins by leveraging our service infrastructure costs over a larger installed base, implementing remote diagnostic functionalities, outsourcing certain tasks when cost-effective and feasible, introducing component design changes aimed at reducing costs, increasing longevity and improving serviceability of our components, increasing the price for some of our older annual service contracts, and training our personnel to improve their problem-solving capabilities. Additionally, we expect to invest $3 to $4 million in our “Fast Track” program during the fourth quarter of 2010. This program targets selected older systems in the field for upgrades of certain technology. While it will have a negative impact in the fourth quarter of 2010, this program is expected to reduce the cost to service the targeted systems in future periods. We believe that achieving success in these initiatives should also lead to reduced warranty costs and improved System performance.

•
Component supply and cost. Our cost of revenue continues to be impacted by high component costs and high replacement rates. We continue efforts to develop alternate components and implement enhancements to increase the performance of components used in the System. We are also seeking to identify lower-priced components of comparable or improved performance and quality, as well as making engineering improvements to the System in order to reduce costs. We believe that achieving these goals should result in reduced manufacturing, warranty and service support costs in the long term.

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

We expect research and development expenses to increase during 2010 as compared to 2009 as we intend to increase our spending to support our ongoing product development initiatives. In addition, we expect to capitalize fewer software development costs related to ongoing product development projects in 2010 as compared to 2009.
Selling, general and administrative expenses
Selling, general and administrative expenses consist of salary and benefits for executive management, sales, marketing and other corporate functions. Also included in these expenses are travel, sales commissions, trade shows and marketing materials and expenses related to accounting, legal, tax and other consulting fees.
We expect 2010 selling, general and administrative expenses to increase as compared to 2009 as we intend to increase our selling and marketing expenses to further promote our products to our targeted markets.
Other income (expense)
Because we conduct business in numerous foreign jurisdictions, we are exposed to changes in foreign currency exchange rates. Foreign currency exchange rate fluctuations could materially adversely affect our business, financial condition and results of operations. Our primary exposures are related to foreign currency denominated sales and expenses in Europe. As of September 30, 2010, we did not have a hedging program in place to offset these risks.
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
When deemed necessary, valuation allowances are established to reduce deferred tax assets to amounts more-likely-than-not to be realized. This requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets will be realized. Evidence considered during the first nine months of 2010 included the existence of cumulative three-year losses, changes in backlog, projected current year losses and the negative impact of current economic conditions, which resulted in the Company maintaining its valuation allowance to offset net deferred tax assets in domestic and certain foreign taxing jurisdictions.
Noncontrolling interests
Our condensed consolidated financial statements include the accounts of CPAC. Although Tomo’s ownership in CPAC is less than 50%, Tomo has consolidated CPAC, as Tomo is the primary beneficiary of CPAC, due to its overall control of CPAC’s activities and Tomo’s ownership interest in CPAC. Therefore, CPAC’s outside stockholders’ interests are shown in our condensed consolidated financial statements as “Noncontrolling interests.” If CPAC obtains additional third-party funding, we expect our ownership percentage to continue to decline.

Results of Operations
The following table sets forth certain elements from our condensed consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Product	68.3%	70.5%	69.9%	71.6%
Service and other	31.7	29.5	30.1	28.4

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	37.2	40.1	34.8	37.5
Service and other	46.7	49.6	41.1	48.7

Total cost of revenue	83.9	89.7	75.9	86.2

Gross profit	16.1	10.3	24.1	13.8

Operating expenses:
Research and development	18.9	21.0	18.6	18.9
Selling, general and administrative	33.0	36.3	28.0	32.4

Total operating expenses	51.9	57.3	46.6	51.3

Loss from operations	(35.8)	(46.9)	(22.5)	(37.5)
Other income (expense)	4.3	2.0	1.3	1.6

Loss before income tax	(31.5)	(44.9)	(21.2)	(35.9)
Income tax expense (benefit)	0.1	0.7	0.0	(0.1)

Net loss	(31.6)%	(45.6)%	(21.2)%	(35.8)%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Revenue
Revenue by major type was as follows (in thousands):

	Three Months Ended September 30,
	2010		2009
Product revenue	$29,759	68.3%	$24,252	70.5%
Service and other revenue	13,823	31.7	10,126	29.5

	$43,582	100.0%	$34,378	100.0%

Revenue by geographic region was as follows (in thousands):

	Three Months Ended September 30,
	2010		2009
Americas (1)	$16,627	38.2%	$24,567	71.5%
Europe and Middle East	15,607	35.8	1,670	4.9
Asia-Pacific	11,348	26.0	8,141	23.7

	$43,582	100.0%	$34,378	100.0%

(1)	Americas region contains revenue from the United States of $16.2 million and $24.3 million for the three months ended September 30, 2010 and 2009, respectively.
Product revenue increased $5.5 million, or 23%, between periods. This increase was primarily due to a higher average selling price of Systems installed and accepted and an increase in options revenue during the three months ended September 30, 2010 versus the three months ended September 30, 2009.
Service and other revenue increased $3.7 million, or 37%, between periods. This increase was primarily attributable to an increase in service contract revenue, as Systems moved from warranty to service contract coverage. There were 30% more units covered by service contracts at September 30, 2010 as compared to September 30, 2009.

Cost of revenue
Cost of revenue increased to $36.6 million for the three months ended September 30, 2010 from $30.8 million for the three months ended September 30, 2009, an increase of $5.8 million, or 19%. Overall, our gross profit was 16.1% for the three months ended September 30, 2010 compared to 10.3% for the three months ended September 30, 2009.
Total product costs increased by $2.5 million, or 18%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase is primarily due to an increase in options sold and a TomoMobile system sale, which had a higher cost due to the inclusion of the relocatable coach.
Total service and other costs increased by $3.3 million, or 19%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase was due to a 30% increase in the number of units under service. In addition, we experienced a higher rate of component part failures in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Service margins have improved year over year due to a reduction in employee and other service support costs per contract.
Warranty expenses increased $0.6 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to an increase in the amount of warranty services provided under warranty agreements.
Research and development expenses
Research and development expenses by category for the three months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
System R&D	$6,855	$5,473	$1,382	25.3%
Proton Project / CPAC R&D	1,373	1,745	(372)	(21.3)

	$8,228	$7,218	$1,010	14.0%

Total research and development expenses increased $1.0 million, or 14%, between periods. System research and development expenses increased by $1.4 million between periods primarily due to a $1.0 million decrease in capitalized internal development costs in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, and also due to an increase in consulting costs. The proton therapy research project spending decreased by $0.4 million during the three months ended September 30, 2010, due mainly to a decrease in consulting costs.
Selling, general and administrative expenses
Selling, general and administrative expenses increased to $14.4 million for the three months ended September 30, 2010 from $12.5 million for the three months ended September 30, 2009, representing an increase of $1.9 million, or 15%. The increase was due primarily to a $0.7 million increase in outside services, a $0.7 million increase in employee costs, a $0.6 million increase in the allowance for doubtful accounts and a $0.5 million increase in CPAC spending in the third quarter of 2010. These increases were partially offset by a $1.0 million decrease in commissions in the third quarter of 2010 as compared to the third quarter of 2009.
Other income (expense)
We had other income of $1.9 million and $0.7 million for the three months ended September 30, 2010 and 2009, respectively. The increase of approximately $1.2 million was attributable to a $1.4 million increase in other income (expense) in the third quarter of 2010 compared with the three months ended September 30, 2009, due primarily to the impact of foreign currency exchange rates. Partially offsetting this increase was a $0.3 million decrease in interest income, as our average investment balances and interest rates were lower during the third quarter of 2010 as compared to the third quarter of 2009.
Income tax expense (benefit)
For the three months ended September 30, 2010, we recorded income tax expense of $0.05 million resulting in an effective income tax rate of (0.3)%. Our effective tax rate for the third quarter differed significantly from the statutory tax rate primarily due to maintaining a valuation allowance for deferred tax assets in domestic and certain foreign taxing jurisdictions that do not satisfy the more-likely-than-not realization threshold. For the three months ended September 30, 2009, we recorded an income tax expense of $0.3 million resulting in an effective income tax rate of (1.7)%.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Revenue
Revenue by major type was as follows (in thousands):

	Nine Months Ended September 30,
	2010		2009
Product revenue	$93,230	69.9%	$75,937	71.6%
Service and other revenue	40,062	30.1	30,144	28.4

	$133,292	100.0%	$106,081	100.0%

Revenue by geographic region was as follows (in thousands):

	Nine Months Ended September 30,
	2010		2009
Americas (1)	$56,283	42.2%	$68,171	64.3%
Europe and Middle East	51,171	38.4	20,258	19.1
Asia-Pacific	25,838	19.4	17,652	16.6

	$133,292	100.0%	$106,081	100.0%

(1)	Americas region contains revenue from the United States of $55.1 million and $65.0 million for the periods ended September 30, 2010 and 2009, respectively.
Product revenue increased $17.3 million, or 23%, between periods. This increase was attributable to 19% more Systems installed and accepted during the nine months ended September 30, 2010 versus the nine months ended September 30, 2009. Additionally, average System selling prices during the first nine months of 2010 increased 1% from selling prices during the first nine months of 2009.
Service and other revenue increased $9.9 million, or 33%, between periods. This increase was primarily attributable to an increase in service contract revenue, as more Systems moved from warranty to service contract coverage. There were 30% more units covered by service contracts at September 30, 2010 as compared to September 30, 2009.
Cost of revenue
Cost of revenue increased to $101.2 million for the nine months ended September 30, 2010 from $91.5 million for the nine months ended September 30, 2009, an increase of $9.8 million, or 11%. The increase in cost of revenue was primarily due to higher product costs related to more Systems being installed and accepted. Overall, our gross profit was 24.1% for the nine months ended September 30, 2010 compared to 13.8% for the nine months ended September 30, 2009. The increase in our gross profit percentage for the first nine months of 2010 was the result of higher System volume and improved service margin.
Product costs increased by $6.6 million, or 17%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This increase was primarily due to higher System volume. While total product costs increased, margins improved due to better leverage of fixed costs.
Total service and other costs increased by $3.2 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase was due to a 30% increase in the number of units under service contract at September 30, 2010 as compared to September 30, 2009. Service margins have improved year over year due to a reduction in employee and other service support costs per contract.
Warranty expenses increased $1.0 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due an increase in the amount of warranty services provided under warranty agreements.

Research and development expenses
Research and development expenses by category were as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
System R&D	$21,059	$16,406	$4,653	28.4%
Proton Project / CPAC R&D	3,669	3,680	(11)	(0.3)

	$24,728	$20,086	$4,642	23.1%

Total research and development expenses increased $4.6 million, or 23%, between periods. System research and development activities increased by $4.7 million primarily due to a $2.8 million decrease in capitalized internal development costs, a $0.9 million increase in employee costs and a $1.2 million increase in consulting expense for the nine months ended September 30, 2010 as compared to the same period in 2009. The proton therapy research project spending remained flat during the first nine months of 2010.
Selling, general and administrative expenses
Selling, general and administrative expenses increased to $37.3 million for the nine months ended September 30, 2010 from $34.3 million for the nine months ended September 30, 2009, an increase of $3.0 million, or 9%. The increase was primarily due to a $1.5 million increase in employee costs, a $0.8 million increase in trade show expenses, a $0.7 million increase in CPAC spending, a $0.7 million increase in the allowance for doubtful accounts and a $0.4 million increase in legal fees. These increases were partially offset by a $0.5 million decrease in commissions and a $1.1 million decrease in sales concessions in the first nine months of 2010 compared to the first nine months of 2009.
Other income (expense)
We had other income of $1.8 million and $1.7 million for the nine months ended September 30, 2010 and 2009, respectively. The $0.1 million increase was primarily due to the impact from foreign currency exchange rates, partially offset by a $0.7 million decrease in interest income as our investment balances and interest rates were lower during the first nine months of 2010 than during the same period in 2009.
Income tax expense (benefit)
For the nine months ended September 30, 2010, we recorded an income tax expense of $0.01 million resulting in an effective income tax rate of (0.05)%. The effective tax rate for the nine months ended September 30, 2010 differed significantly from the statutory tax rate primarily due to maintaining a valuation allowance for deferred tax assets in domestic and certain foreign taxing jurisdictions that do not satisfy the more-likely-than-not realization threshold. For the nine months ended September 30, 2009, we recorded an income tax benefit of $0.2 million resulting in an effective income tax rate of 0.4%.
Liquidity and Capital Resources
To date, we have funded our working capital and capital expenditure requirements using cash generated from sales of equity securities and, to a lesser extent, borrowings. From our inception through September 30, 2010, we obtained financing of $236.0 million primarily through public and private placements of equity securities and the exercise of stock options.
Financial Condition
Our cash and cash equivalents and short-term investments were $140.0 million at September 30, 2010 compared to $154.3 million at December 31, 2009, a decrease of $14.3 million, or 9%. Information regarding short-term investments, which totaled $29.6 million at September 30, 2010, is set forth in Note C to the condensed consolidated financial statements.
We entered into a revolving credit facility during 2009, under which there were no borrowings as of September 30, 2010. This line of credit expires on November 30, 2010. The facility requires us to maintain a minimum tangible net worth, a specified ratio of total liabilities to tangible net worth and a minimum level of cash and short-term investments. We were in compliance with these covenants at September 30, 2010. In addition, the facility provides for an adjusted credit limit based on a certain level of tangible net worth and earnings before interest, taxes, depreciation and amortization. Based on our levels as of September 30, 2010, the adjusted credit limit is $30 million. Under the terms of the credit facility, we may be considered in default upon a material adverse change in our financial condition or if the bank believes the prospect of payment or performance of the facility is impaired.

Our working capital, which is calculated by subtracting our current liabilities from our current assets, was $142.5 million at September 30, 2010 compared to $161.8 million at December 31, 2009, a decrease of approximately $19.2 million, or 12%. Our shareholders’ equity was $166.0 million at September 30, 2010 compared to $183.4 million at December 31, 2009, a decrease of approximately $17.5 million, or 10%. The decrease in both our working capital and shareholders’ equity was primarily due to our operating loss during the first nine months of 2010.
Net cash used in operating activities was $15.5 million and $9.3 million for the nine months ended September 30, 2010 and 2009, respectively. Driving cash flows from operations were net losses in the nine months ended September 30, 2010 of $28.2 million, partially offset by the effect of non-cash expenses such as depreciation, amortization and share-based compensation expense of $13.4 million. Also contributing to the net use of cash were changes in operating assets and liabilities, which resulted in a net use of cash of $0.7 million for the first nine months of 2010. For the nine months ended September 30, 2009, the cash impact of our net loss of $38.0 million was reduced by non-cash items that totaled $12.4 million and changes in operating assets and liabilities of $16.3 million.
Net cash provided by investing activities was $43.3 million and $5.1 million for the nine months ended September 30, 2010 and 2009, respectively. Cash expended for additions of property and equipment was $3.6 million in the first nine months of 2010 versus $1.7 million in the first nine months of 2009. Net cash proceeds from the purchases and sales and maturities of short-term investments were $47.8 million in the first nine months of 2010 versus $9.9 million in the first nine months of 2009.
Net cash provided by financing activities was $7.3 million and $6.8 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in cash provided by financing activities for the nine months ended September 30, 2010 was due primarily to proceeds from the exercises of stock options and warrants.
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
Pending Litigation and Reserve for Contingency
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
The global economy remains volatile and could have potentially negative effects on our near-term liquidity and capital resources, including slower collection of receivables, delays in the delivery of existing orders and postponements of incoming orders. However, we believe that our cash and short-term investments as of September 30, 2010, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. As of September 30, 2010, we had $140.0 million of cash and short-term investments. We do not expect to draw on our $30 million line of credit, and we believe our financial position will remain strong through the remainder of 2010 and 2011. Moreover, we continue to manage our cash resources and are carefully monitoring our ongoing expenditures.

Off-Balance Sheet Arrangements
We have no off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
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
Our exposure to market risk is currently confined to changes in short-term investments, foreign currency exchange and interest rates. Our exposure to market risk was discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes since December 31, 2009.

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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various claims and legal proceedings arising in the ordinary course of our business. The description of the developments with respect to the pending securities litigation and the two pending derivative suits (and similar demand letters) is incorporated herein by reference to Note G to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We believe that the ultimate resolution of the various claims and legal proceedings to which we are subject will not have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors
In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K and in “Part II, Item 1A. Risk factors” in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010, which could materially affect our business, financial condition or results of operations. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by statements in this Quarterly Report on Form 10-Q include, but are not limited to, the risk factors discussed below or in “Part I, Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K or in Part II, Item IA. Risk factors” in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010. If any of the events discussed in such risk factors occur, our business, financial condition and results of operations could be materially adversely affected, and the market value of our common stock could decline.
Our ability to increase our profitability depends in part on reducing our warranty and service costs for the TomoTherapy treatment systems and improving our economies of scale in service operations, which we may not be able to achieve.
Our overall service operations currently are not profitable. Moreover, our gross margins may decline in a given period due in part to significant replacement rates for components, resulting in increased warranty expense, negative profit margins on service contracts and customer dissatisfaction. We are implementing a number of improvements to our service processes, which might reduce costs. We also are developing alternate components and identifying lower priced components of comparable or improved performance and quality. However, there is no assurance that these initiatives will be successful. If we are unable to reduce our expenses and improve quality and reliability through these initiatives, our profitability may not improve or may be materially adversely affected, particularly given the increased percentage of our revenue attributable to service contracts. Our distributors that provide warranty and service support on Systems they have sold in their geographic region may also experience an adverse impact on their profitability, which may increase our cost to service Systems in those regions. Additionally, we may face increased claims of compensation from customers who are not satisfied with the quality and reliability of our products, which could increase our service costs and negatively affect future product sales. Even if we are able to implement these cost reduction and quality improvement efforts successfully, our service operations may remain unprofitable given the relatively small size and geographic dispersion of our installed base, which prevents us from achieving significant economies of scale for the provision of services.
In April 2008, we invested in the continued development of a new compact proton therapy system through a separate entity, Compact Particle Acceleration Corporation (CPAC). Our business, results of operations and financial condition will be adversely affected if CPAC is unable to obtain additional funding or if CPAC otherwise fails to successfully develop and commercialize this technology.
In April 2008, we announced our participation in CPAC, to continue development of our research initiative for a compact proton therapy system for the treatment of cancer. CPAC has and is continuing to seek investments from third parties to support development of this technology. We retain the option to purchase a portion of the CPAC stock held by CPAC investors in exchange for the right to commercialize the technology in the medical field, with the right first exercisable at the end of April 2010 and at any time thereafter through 2015. CPAC needs additional funding to continue its development efforts. We cannot be certain that CPAC will be able to obtain all of the additional financing required for this project on commercially reasonable terms or that the technology development will be successful, any of which could limit our ability to grow and diversify our product portfolio. Even if CPAC is able to obtain financing and the technology development is successful, CPAC may not have the resources to commercialize the compact proton system, the market requirements may change such that commercialization is no longer feasible, or we may not be in a position to finance our call right. If we do not exercise our call right and CPAC is unable to obtain additional financing, our reputation as an initial investor in CPAC may be impaired and other investors in CPAC may be dissatisfied. Moreover, if we are unable to diversify our business through the addition of a proton therapy product, we will continue to rely on a single product line for substantially all of our revenue, including all of the risks and fluctuations in revenue or profitability resulting from such reliance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Recent Sales of Unregistered Securities
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
Through September 30, 2010, we had used $102.1 million of the net proceeds from our initial public offering, as detailed in the following table (in millions):

Working capital	$74.9
Purchases of property and equipment	19.6
Purchases of test systems	5.7
Acquisition of Chengdu Twin Peak Accelerator Technology Inc.	1.5
Repayment of debt	0.4

Total net proceeds used	$102.1

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6.	Exhibits

Exhibit Number		Description
3.1	(1)	Amended and Restated Articles of Incorporation of the Company

3.2	(1)	Amended and Restated Bylaws of the Company

10.1	(2)†	Amendment to Supply Agreement, dated September 9, 2010, between the Company and Hitachi Medical Corporation

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008 (File No. 001-33452).

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2010 (File No. 001-33452).

*	Filed herewith.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the corresponding filing and submitted separately to the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, TomoTherapy Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOMOTHERAPY INCORPORATED
Date: November 9, 2010	By:	/s/ Frederick A. Robertson
Frederick A. Robertson
Chief Executive Officer and President

Date: November 9, 2010	By:	/s/ Thomas E. Powell
Thomas E. Powell
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number		Description
3.1	(1)	Amended and Restated Articles of Incorporation of the Company

3.2	(1)	Amended and Restated Bylaws of the Company

10.1	(2)†	Amendment to Supply Agreement, dated September 9, 2010, between the Company and Hitachi Medical Corporation

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008 (File No. 001-33452).

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2010 (File No. 001-33452).

*	Filed herewith.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the corresponding filing and submitted separately to the SEC.