Form 10-K
period 2010-12-31
TomoTherapy Inc
filed 2011-03-03
CIK 1317872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of TomoTherapy common stock held by non-affiliates of TomoTherapy, based upon the closing price of a share of the registrant’s common stock on June 30, 2010 as reported by the NASDAQ Global Select Market on that date, was $155,562,706. The number of shares of TomoTherapy common stock outstanding as of February 28, 2011 was 56,118,357.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the registrant’s definitive proxy statement for its 2011 annual meeting of shareholders is incorporated by reference into Part III of this Annual Report on Form 10-K.

TomoTherapy Incorporated

FORWARD-LOOKING STATEMENTS
You should read the following discussion together with our audited consolidated financial statements and notes to those financial statements, which are included in this report. This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements reflect management’s expectations, estimates and assumptions, based on information available at the time of the statement or, with respect to any document incorporated by reference, available at the time that such document was prepared. Forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives, prospects and expectations. Forward-looking statements are often, but not always, made through the use of words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “likely,” “expect,” “estimate,” “project” and similar expressions. You are cautioned that forward-looking statements are subject to risks, trends and uncertainties that could cause actual results, performance or achievements to differ materially from those expressed in or implied by any forward-looking statements. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those statements include, but are not limited to, those set forth below in the section entitled “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time or otherwise, except as required by law.
PART I

Item 1.	Business
General
We, TomoTherapy Incorporated, are a Wisconsin corporation that, together with its affiliates, develops, manufactures, markets and sells advanced radiation therapy solutions to treat a wide range of cancer types. We were originally incorporated in 1997, and sold our first clinical product, the Hi Art treatment system, in 2003. In May 2007, we became a publicly traded company. The Company’s stock is traded on the NASDAQ Global Select Market under the symbol TOMO. We market our products to hospitals and cancer treatment centers in the Americas, Europe, the Middle East and Asia-Pacific, and offer customer support services in each region directly or through third-party distributors.
Overview
The treatment systems in our TomoTherapy platform operate on a ring gantry and combine integrated CT imaging with conformal radiation therapy to deliver sophisticated radiation treatments with speed and precision while reducing radiation exposure to surrounding healthy tissue. Our TomoTherapy treatment systems include the Hi Art treatment system, which has been used since 2003 to deliver CT-guided, helical, intensity-modulated radiation therapy (IMRT) treatment fractions; the TomoHD treatment system, which includes both our TomoHelical and TomoDirect treatment modalities to enable cancer centers to treat a broader patient population with a single device, which was first shipped in late 2010; and the TomoMobile relocatable radiation therapy solution, which consists of a standard TomoTherapy treatment system housed in a movable coach that replicates the environment of a conventional treatment vault and is designed to improve the access and availability of state-of-the-art cancer care.
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
As of December 31, 2010, we had sold and installed over 320 TomoTherapy treatment systems worldwide since the commercial introduction of our first product in 2003. As of December 31, 2010, we had a backlog of $133 million, the majority of which we expect to convert to revenue within 2011. As of December 31, 2009, we had a backlog of $136 million. Information relating to our revenues from external customers, a measure of profit or loss and total assets for the last three fiscal years are set forth below in our consolidated financial statements and related notes.
Market Overview
Despite significant improvements in cancer diagnosis and treatment, cancer rates continue to increase globally. According to the World Cancer Report issued by the International Agency for Research on Cancer in the World Health Organization, annual cancer rates around the world are projected to increase by over 50% to 26 million new cases in the year 2030, with cancer estimated to be the leading cause of death from 2010 forward. In the U.S. alone, data from the National Cancer Institute’s Surveillance, Epidemiology, and End Results program indicates that the number of cancers diagnosed annually could double in the United States to 2.6 million by 2050.
The three primary methods of treating cancer are radiation therapy, chemotherapy and surgery, each of which can be used alone or in combination, depending on the type of cancer being treated. Radiation therapy is a proven, effective and widely accepted form of treatment for many types of cancer. The National Cancer Institute estimated that, as of 2010, nearly 50% of cancer patients in the United States were treated using radiation therapy. Likewise, the October 2010 Radiation Therapy Equipment Report by Global Industry Analysts, Inc. notes that in developed countries, approximately 52% of cancer patients are treated at least once using radiation therapy, and approximately 25% receive a second round of treatment.
Currently, the most common type of radiation therapy is external beam radiation therapy, in which patients are treated with high-energy radiation generated by medical equipment external to the patient. According to the IMV 2010 Radiation Oncology Market Summary Report, in 2009 over 85% of patients treated with radiation therapy in the United States received external beam radiation generated by a device called a linear accelerator. Linear accelerators have been widely used for radiation therapy for over 30 years. Linear accelerators represent the largest product segment within the global radiation therapy equipment market which, according to the October 2010 Radiation Therapy Equipment Report by Global Industry Analysts, Inc., totaled an estimated $2.7 billion in 2010.
While radiation therapy is widely available in the United States and Western Europe, many developing countries currently do not have a sufficient number of linear accelerators to adequately treat their domestic cancer patient populations. According to Global Industry Analysts, the estimated shortfall in radiation therapy systems for developing countries is estimated to be about 5,000 systems. We believe that increasing demand for advanced medical treatments in many international markets and growth in cancer cases worldwide and improvements in the sophistication of radiation therapy techniques will continue to drive demand for advanced linear accelerators in the coming years.

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

•
Adaptive radiation therapy. Adaptive radiation therapy involves adjusting a patient’s radiation therapy plan during or between fractions to account for changes in the patient’s anatomy, the amount and location of the radiation received by the patient, and the size, shape and location of the tumor. While there is no widely accepted definition of adaptive radiation therapy, it has been characterized to include as little as an adjustment to the physical position of the patient relative to the radiation source prior to treatment, as occurs during IGRT, rather than adjustment to the treatment plan. We believe that adaptive radiation therapy requires monitoring and adjustments to the treatment plan facilitated by both the regular acquisition of updated quantitative images showing the location, size, shape and density of the tumor, as well as verification of the radiation dose received by the patient throughout the entire course of treatment.

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

•
Limited ability to provide frequent, quantitative images. Precise radiation therapy requires frequent images that accurately depict the size, shape, location and density of the tumor. Many traditional radiation therapy systems either do not incorporate CT imaging functionality or use imaging technologies that do not have the ability to generate quantitative images. Lacking this data, traditional radiation therapy systems measure the amount of radiation emitted by the device based on the system’s performance specifications. This calculation does not provide the clinician with data regarding the amount of radiation that was received by the patient or what tissue within the patient’s body received any particular amount of radiation. In addition, many radiation therapy systems have imaging subsystems that are not suited to use for daily imaging of the patient due to concerns about the additional radiation exposure. Since it is common for internal organs to shift and for the size of the tumor to change during the course of treatment, failure to obtain updated images and adapt the treatment plan throughout the course of treatment may result in a portion, or potentially all, of the radiation dose missing the tumor and instead being absorbed by healthy tissue.

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

The TomoTherapy Solution
TomoTherapy’s treatment solutions are advanced, fully integrated and versatile radiation therapy systems for the treatment of a wide range of cancer types. We have designed the TomoTherapy treatment systems to offer clinicians and patients the following benefits:
•
More versatile treatment capabilities. The TomoTherapy treatment systems’ rigid ring gantry platform enables more precise and more efficient treatments by eliminating the need for the repeated adjustment and re-calibration steps necessitated by imaging and treating the patient on different systems and mechanically adjusting the C-arm to treat from different angles. The high-speed MLC is integrated with the linear accelerator and consists of 64 individual low leakage tungsten leaves that move across the beam in less than 20 milliseconds to either block or allow the passage of radiation, effectively shaping the beam as it is emitted. The shape of the treatment field is defined by the pattern of all of the highly modulated beamlets. The TomoTherapy treatment systems are capable of quickly delivering tens of thousands of beamlets. The combination of the ring gantry and the high-speed MLC allow treatment to be delivered continuously in a helical pattern 360 degrees around the patient’s body, allowing radiation delivery from all angles to improve radiation dose distributions for some of the most challenging cases (which we refer to as TomoHelical). Moreover, with our recent release of the TomoDirect product, we believe the TomoTherapy treatment systems gain new versatility to provide high quality, fixed angle beams for those cases suited to simple tangential beam radiation delivery. Versatility in delivery modes effectively means efficient coverage of a wide range of patient cases, while still maintaining high quality plans throughout. In addition, all TomoTherapy treatment systems enable an operator to provide 3D conformal image-guided IMRT or stereotactic treatments within a typical cylindrical volume of 80 centimeters in diameter and up to 135 centimeters in length. This expansive treatment field allows large areas of the body to be treated in a single session and facilitates complex treatments, such as total bone irradiation, which specifically irradiates bone marrow, and the treatment of widely distant tumors. The TomoTherapy treatment systems’ precision and versatility offers clinicians an extensive range of treatment possibilities, which we believe are beyond those offered by other commercially available radiation systems.

•
Daily, quantitative imaging for better identification of tumors, dose verification and treatment planning. The TomoTherapy treatment systems offer integrated quantitative CT imaging capabilities, which depict the density of tumors and healthy tissue more accurately than traditional radiation therapy systems. Our integrated mega-voltage computerized tomography, or MVCT, which we market as our CTrue imaging technology, uses a low-intensity, fan beam CT to collect quantitative images prior to each treatment. These images allow lung tissue, fat, muscle and bone to be clearly distinguished. In addition, because of the low radiation dose involved, the clinician can collect daily, quantitative images, which can be used to monitor changes in the patient’s internal anatomy and quickly adapt the plan if deemed clinically necessary. In addition to being prone to certain imaging artifacts, the higher doses of radiation associated with the typical cone beam imaging subsystems in many competing radiation delivery devices may lead clinicians to avoid daily imaging, making those imaging systems less useful for identifying subtle changes to the tumor or internal patient anatomy. We believe that daily, quantitative, relatively low dose images are essential to optimizing patient treatment by enabling clinicians to adapt the treatment plan in response to anatomical changes.

•
Integrated treatment system for more precise radiation delivery. We believe that the integration of our CTrue imaging technology, treatment planning and helical delivery mode of radiation beams enables highly precise radiation delivery. Our adaptive software allows clinicians to establish at the time of treatment the precise contours of a tumor and any sensitive structures at risk. TomoTherapy treatment systems use a highly efficient dose computation algorithm to ensure that the radiation beam conforms to the patient’s tumor and avoids sensitive structures, providing a highly-targeted dose distribution. These features significantly benefit patients by increasing the radiation delivered to cancerous tissues while reducing damage to nearby healthy tissues. In addition, because the TomoTherapy treatment systems can precisely deliver a high dose of targeted radiation, we believe that our systems reduce the temporary side effects and permanent damage to healthy tissue associated with traditional radiation therapy systems. This capability allows clinicians to accelerate the treatment regimen by increasing the radiation dose delivered to tumor cells in fewer fractions.

•
Efficient clinical workflow for IGRT and adaptive radiation therapy. The TomoTherapy treatment systems integrate into a single system all of the key elements for radiation therapy, including treatment planning, CT image-guided patient positioning, treatment delivery, quality assurance and adaptive planning. The imaging and treatment planning capabilities of many traditional systems are more modular or require cumbersome add-ons or separate treatment planning systems that result in clinicians taking more steps between scanning, planning and treatment of patients, and may reduce the precision and safety of treatment. Conversely, the integrated imaging and treatment features of the TomoTherapy treatment systems allow clinicians to scan, plan and treat cancer patients easily and efficiently. This capability enables healthcare providers to increase patient throughput for sophisticated IGRT and adaptive radiation therapy procedures using the TomoTherapy treatment systems. Daily images can be easily accessed remotely, via our TomoPortal web-enabled interface, to verify patient positioning and collaboratively define patient treatment strategies. Taking advantage of this integration capability, our StatRT software allows the full radiation therapy process — CT scanning, treatment planning and treatment delivery — to be completed much more rapidly than when using other less-integrated systems. The software is currently used primarily to enhance the quality of care for palliative and other time-critical cancer cases by allowing patients to be treated immediately. This software option is not available for competitors’ systems which lack full integration, where scanning and treatment planning are usually completed a full day or more prior to delivery of treatment.

•
Low barriers to installation and implementation. All external beam radiation systems must be housed in rooms which have special radiation shielding to capture any radiation not absorbed by the patient. The TomoTherapy treatment systems’ size and self-contained design allow customers to retrofit it into existing treatment rooms previously used for legacy radiation therapy systems and avoid, or reduce, the significant construction costs that can be associated with building new, larger treatment rooms, which are often required to install many other radiation therapy systems. With both imaging and radiation delivery capabilities in its ring gantry, the TomoTherapy treatment system requires less space than other linear accelerator systems, which use large moving arms to position the linear accelerator or incorporate adjacent imaging equipment used for treatment planning. In addition, because the TomoTherapy treatment system has an integrated radiation beam stop, which captures radiation that passes through the patient, it requires less radiation shielding in treatment room walls as compared to the shielding required by a traditional system. We also preassemble, test and commission each TomoTherapy treatment system at our manufacturing facility, and ship the system almost fully assembled. This assembly process typically allows radiation “beam on” within four days after delivery and first patient treatments to begin within 30 to 45 days after delivery.

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

Our Strategy
Our goal is to become a leading provider of radiation therapy systems and the technology of choice for radiation therapy providers around the world. We are pursuing the following strategies to achieve this goal:
•
Expand penetration into both currently served markets and the largely unserved, single linear accelerator facility market. We remain committed to introducing our treatment systems to a broad array of targeted market segments while also reducing technology adoption barriers. We initially sold the Hi Art system primarily to customers who had multiple radiation treatment systems at a site. The clinicians at these customer sites have typically treated their most complex and difficult cases on the Hi Art system, while treating less complex cases using traditional radiation therapy systems that treat with a fixed beam angle delivery. In order to expand our installed base, we intend to continue to position both the Hi Art system and our fully featured TomoHD treatment system as the most advanced radiation therapy systems for treating a wide range of cancer types effectively, efficiently and safely. With the addition of the TomoDirect option, which is standard on the TomoHD treatment system and optional on the Hi Art treatment system, we believe we are able to compete more effectively with the traditional radiation therapy systems by providing a high quality fixed beam angle delivery mode for simpler cases. This versatility in treatment modality will, we believe, allow clinics to more effectively balance dose delivery and patient case complexity and, thus, result in increased demand for TomoTherapy treatment systems at sites with multiple radiation treatment systems. In addition, we believe this expanded versatility will make the TomoTherapy treatment system more attractive for clinics and other sites with only one radiation therapy system. Facilities with only one linear accelerator must have the capacity to efficiently and effectively treat any patient, regardless of clinical complexity. According to the 2010 Radiation Oncology Market Summary Report published by IMV in October of 2010, 53% of all radiation oncology sites located in the United States own only one linear accelerator. We believe the expanded versatility offered by the combination of TomoDirect and TomoHelical treatment modes available in our TomoTherapy treatment systems will help us to more effectively penetrate this large and important market. In addition, our TomoMobile relocatable radiation therapy system enables technology upgrades at single and dual linear accelerator sites without losing patient referrals, and also allows a customer to market-test new radiation therapy centers with minimal facilities investments.

•
Expand our worldwide sales presence. Our early sales and marketing efforts were primarily focused on the Americas. As of December 31, 2010, 61% of our installed systems were in the Americas. We have established both direct and indirect sales capabilities in Western and Eastern Europe, Asia-Pacific and the Middle East. We intend to continue to invest selectively in direct and indirect sales and marketing capabilities in international markets. Our most recent geographic expansions were the addition of a new distributor in Australia and New Zealand, which led to our first installation in Australia in 2010, and expansion into Latin America with our first installation in El Salvador in January 2011. In particular, we plan to focus on enhancing our capabilities in our current markets and on expanding our sales capabilities in other select countries in Eastern Europe and Latin America.

•
Increase our service profitability and enhance our customer support capabilities. We provide extensive customer support beginning with a site-planning and installation team and continuing through training, product technical support, access to physicist support that is unique among our competitors, field service engineering for remedial repairs and value-added preventive maintenance services. In the past several years, however, our operating margins have been adversely impacted by our investments in our global service and support infrastructure to support single installation market centers, as well as the failure rates of certain components of our treatment systems. In order to improve our service profitability, we are continuing to decrease our reliance on single-source suppliers of key components, enabling us to negotiate better prices with a wider range of suppliers and to improve component reliability. We are also seeking to increase our profitability by focusing our sales efforts to develop concentrations of placements in new and existing geographic markets, thereby facilitating scalable efficiencies of our existing service employees and regional storage locations for service spare parts. We believe this improved asset utilization will help us to reduce the service infrastructure costs normally associated with increased global sales volumes. In addition, we are taking a number of important steps to provide more efficient and cost-effective service, including installing remote diagnostics, proactive system monitoring and service restoration capabilities so that we may perform these functions without dispatching a local engineer. Another important service initiative was our “Fast Track” program. This program is targeted toward certain systems in the field for technology upgrades, which we believe will reduce future service costs related to these systems. We continue to outsource certain functions that are not core competencies, and cross train our field engineers with our installation support personnel, as well as implement regional training programs to augment and refine our customer service.

•
Enhance the TomoTherapy treatment systems’ capabilities and diversify our product portfolio through ongoing research and development initiatives. In order to improve clinical quality, increase patient throughput and increase our customers’ return on their investment, our research and development initiatives are focused on more fully automating the integrated treatment optimization and adaptive therapy processes, thereby decreasing the time necessary for clinicians to develop and adapt treatment plans. For example, in late 2009 we began installing our new TomoDirect option, which we believe will enable us to compete more effectively with the traditional radiation therapy systems by providing a high quality fixed beam angle delivery mode for simpler, routine treatment cases. We also recently introduced our TomoHD treatment system, which includes both the helical and fixed beam treatment modalities, along with a variety of other standard features and functional enhancements. We are currently engaged in initiatives to accommodate real-time patient movements during treatment, as well as real-time adaptive software and dose verification software. We believe that these developments will further improve the quality of treatment offered by the TomoTherapy treatment systems and increase patient throughput. In addition, we believe that our work in remote and automatic quality assurance should reduce the amount of time and resources needed to perform routine system verification and maintenance.

•
Increase our commercial opportunities and growth through investments in or collaboration with third parties. We believe that we can increase our commercial opportunities through a combination of investments in and collaborations with third parties. We seek to identify opportunities to collaborate in the development of new technologies that leverage our existing operational infrastructure and distribution, provide our customers with improved or additional workflow capabilities or expand our growth opportunities into new markets. For example, in April 2008, we formed Compact Particle Acceleration Corporation (CPAC) to focus on the development of a compact, lower-cost, intensity modulated proton therapy system. We continue to provide support to CPAC as it develops the proton accelerator for that system.

Marketing and Sales
Our sales and marketing activities are focused on selling the TomoTherapy treatment systems to university research centers, community hospitals, private and governmental institutions and cancer care centers worldwide. These facilities routinely replace cancer treatment equipment at the end of the equipment’s life and upgrade or expand their treatment capabilities.
We divide the global market into three regions: the Americas, Europe (including the Middle East) and Asia-Pacific. Providing revenue information by individual country is impracticable. As an alternative, the following table indicates our revenue by geographic region in each of the last three fiscal years (in thousands):

	Years ended December 31,
	2010		2009		2008
Americas (1)	$88,996	45.6%	$90,057	54.9%	$135,977	66.5%
Europe and Middle East	67,891	34.7%	35,448	21.6%	49,588	24.2%
Asia-Pacific	38,476	19.7%	38,526	23.5%	19,024	9.3%

	$195,363	100.0%	$164,031	100.0%	$204,589	100.0%

(1)	The Americas region contains revenue from the United States of $81.2 million, $82.0 million and $134.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.
In the Americas, we market and sell our products through an experienced team of direct sales personnel in the United States and Canada, while in Latin America our products are marketed and sold through third-party distributors. In Europe and the Middle East, we market and sell our products through the coordinated efforts of a direct sales and marketing team and, in some countries, through third-party distributors. The Asia-Pacific countries are all served by distributors, with marketing and sales support from our U.S. headquarters in Madison, Wisconsin.
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

Sales outside of the Americas represented over 54% of our revenues in the year ended December 31, 2010. Relying on sales to customers in other countries exposes us to additional risks, as described more fully in the Risk Factor below entitled “A significant percentage of our sales are outside of North America, and economic, political and other risks associated with international sales and operations could adversely affect our sales or make them less predictable.”
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
Site planning and installation. We offer site planning services to all of our customers. Each installation is assigned a dedicated project manager and installation team with local design experts. The team assists customers in retrofitting existing bunkers or in the construction of new bunkers. The team dedicated to the installation of a unit oversees each project from start to finish, ensuring that the TomoTherapy treatment system functions according to specifications and meets the customer’s expectations. We thoroughly test each TomoTherapy treatment system prior to releasing it from our manufacturing facility to ensure that the system is fully operational. As a result, installations typically require only 30 to 45 days from the time the system is delivered on site until the system is ready for treatment of the first patient.
Training. We offer comprehensive training for engineers, physicists, dosimetrists and therapists. Courses include technical, physics and application training. Initial training is included in the base system price of a TomoTherapy treatment system and typically requires three weeks to complete. This training is conducted at the customer’s site, our facilities in Madison, Wisconsin or our European training facility. Ongoing training related to system upgrades is available at both our North American Customer Training Center in Madison, Wisconsin and our European Customer Training Center in Antwerp, Belgium. We offer technical training courses to our distributors and our field service engineers, and to those customers participating in certain of our post-warranty service contracts.
Standard warranty and support services. We provide a standard warranty on each of our systems for parts and labor for a period of one year for the Hi Art treatment system and either twelve or eighteen months for the TomoHD treatment system. We have a service operations team, which includes logistics, field service, call centers, back office operations, installation and site planning, and, as of December 31, 2010, we maintained 22 regional spare parts depots to facilitate rapid response to requests for parts or service. A third-party logistics supplier, Kuehne + Nagel, stores almost our entire spare parts inventory in regional spare parts depots and performs a significant portion of our logistics and shipping activities in connection with our customer support. The majority of our field service engineers are TomoTherapy employees, but in countries where we have distribution relationships, field service engineers are typically employees of our distributors. To support our field service engineers we maintain two call centers, which our customers can access from anywhere in the world. Our call centers operate 24 hours a day, seven days a week, and are staffed with trained technical personnel, including physicists. We provide additional procedural support to customers through our technical experts in the United States, Europe and Asia-Pacific. We also have key logistics and training operations in Madison, Wisconsin and Brussels and Antwerp, Belgium. Our support centers and procedural support services aim to work together to serve our customers on an integrated basis.
Tomo Lifecycle Care. In addition to our standard warranties, we also offer a range of Tomo Lifecycle Care, or TLC, post-warranty equipment service agreements that permit customers to contract for the level of equipment maintenance they require for one or more years. Our most popular TLC service agreement is the Total TLC Service Package, or Total TLC. Under Total TLC, we provide customers with full spare parts coverage, including installation, service by our certified field service engineers and full planned maintenance. As of December 31, 2010, over 99% of our direct customers whose warranty expired had chosen to enter into service contracts with us. Of these, approximately 85% elected to participate in Total TLC. We also offer the Partnership TLC Service Package, or Partnership TLC, pursuant to which we provide customers with technical training, remote support, full spare parts coverage and semi-annual planned maintenance and the Support TLC Service Package, or Support TLC, pursuant to which we provide customers with technical training, remote support and a discount on all spare parts. For both the Partnership TLC and the Support TLC packages, we provide on-site repair and parts installation services on a billable basis, as required.

Online resources. Our customers can also take advantage of certain on-line resources to obtain support at any time. We offer a virtual private network we call TomoGateway, as well as a new secure, web-based system we refer to as TomoLink. Both the TomoGateway and TomoLink systems allow our support staff to perform online diagnostics, examine system log files and look at data immediately and easily to assist customers in identifying and addressing problems with their Systems. Such accessible data allows us to provide our customers with better support and helps our customers to maintain high levels of system operability. We also offer access through TomoExchange, which is a secure, web-based tool that is designed to provide a communication portal between us and our customers and to facilitate communication and collaboration among all end users of the TomoTherapy treatment system. The platform features e-mail integration and a product feedback tool as well as an on-line forum that allows customers to share information about the TomoTherapy treatment system, learn about relevant upcoming events and review important announcements.
Competition
Many of our competitors have greater financial, marketing and management resources and service infrastructure than we do, as well as more established reputations and significant market share. We consider our primary competition to be radiation therapy systems manufactured or distributed by Varian Medical Systems, Inc., Siemens Medical Solutions, Inc., a division of Siemens AG, and Elekta AB. We consider as secondary competition devices that are dedicated to delivering stereotactic treatments, such as those manufactured or distributed by Accuray Incorporated, BrainLAB AG, and other companies. To the extent that customers seek a device that performs stereotactic treatments, we may compete with these companies. While the TomoTherapy treatment systems are capable of performing stereotactic treatments, we have placed less emphasis on these capabilities in marketing the TomoTherapy treatment system. If the TomoTherapy treatment systems become more broadly accepted as stereotactic devices, competition between the TomoTherapy treatment systems and the stereotactic device vendors will likely increase.
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
In addition to competition from technologies performing similar functions as the TomoTherapy treatment systems, competition also exists for the limited capital expenditure budgets of our customers. For example, the TomoTherapy treatment systems may compete with other equipment required by a radiation therapy department for financing under the same capital expenditure budget, which is typically limited. A purchaser, such as a hospital or cancer treatment center, may be required to select between the two items of capital equipment. Our ability to compete may also be adversely affected when purchase decisions are based solely upon price, since our products are premium-priced systems due to their higher level of functionality and performance. This outcome is more likely to occur if hospitals and clinics give purchasing decision authority to group purchasing organizations that focus primarily on pricing when making purchase decisions.
Research and Development
The radiation therapy equipment market has historically been significantly impacted by the introduction of new technologies. We conduct research and development to enhance the reliability and performance of the TomoTherapy treatment systems and to develop innovative technologies so that we can maintain and improve upon our market position.
We maintain research and product development staffs responsible for basic research, software enhancements, system integration and development, product design and engineering. Our research and product development expenditures totaled $33.5 million for 2010, $27.6 million for 2009 and $42.6 million for 2008. We believe the quality and expertise of our research and development team of medical physicists, computer scientists and engineers, together with our external research collaborations, distinguishes us from our competitors.

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
Through CPAC, an entity of which we owned 5.3% as of December 31, 2010, we also have a collaboration with Lawrence Livermore National Laboratories with regard to acceleration technology that could result in the development of a more affordable and accessible proton therapy system than is currently available. Proton therapy is based upon the theory of depositing radiation within tumors at specific depths while minimizing radiation to adjacent healthy tissues. The project is in feasibility testing of the key components. The successful development of products from these projects, including for proton therapy, is expected to take a number of years and may not ever occur.
Manufacturing and Suppliers
We manufacture each TomoTherapy treatment system in a 64,000 square foot leased facility in Madison, Wisconsin. The facility employs state-of-the-art manufacturing techniques and equipment. Our company-wide quality system is certified and compliant to the internationally-recognized quality system standard for medical devices, International Standards Organization, or ISO, 13485:2003. We believe that our manufacturing facility will be adequate for our expected growth and foreseeable future demands for at least the next three years.
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
Unlike most of our competitors, we assemble, test and fully commission each TomoTherapy treatment system in our manufacturing facility before shipment to the customer. Our product is partially disassembled for shipment to allow the system to fit through most doors, which facilitates installation. This method allows the system to be installed at the customer site with radiation “beam-on” within four days after delivery. It also enhances our ability to make the TomoTherapy treatment systems ready for patient treatment after installation, commission and training, within 30 to 45 days after delivery.
We purchase materials, subassemblies and components from third-party suppliers that are either standard products or customized to our specifications and integrate them into the finished system. We closely monitor supplier quality, delivery performance and conformance to product specifications, and we also expect suppliers to contribute to our efforts to improve our manufacturing cost and quality.

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
The Centers for Medicare and Medicaid Services (CMS) has granted many states waivers to allow for greater control of the Medicaid program at the state level. This greater state control on Medicaid payment for diagnostic services increases the uncertainty to our business as states may from time to time make changes that could impact coverage for treatments using our treatment systems.
The U.S. federal government reviews and adjusts reimbursement rates for medical procedures, including radiation treatment, on an annual basis through CMS. CMS made some small adjustments to Medicare and Medicaid reimbursement rates from 2010 to 2011 for radiation therapy procedures.
Foreign Reimbursement Regulations
Internationally, reimbursement and healthcare payment systems vary from country to country and include single-payor, government-managed systems as well as systems in which private payors and government-managed systems exist side-by-side. In general, the process of obtaining coverage approvals has been slower outside of the United States. Our ability to achieve adoption of our treatment systems as well as significant sales volume in international markets will depend in part on the availability of reimbursement for procedures performed using our products.

Government Regulation
United States Medical Device Regulation
As a manufacturer and seller of medical devices and devices that generate ionizing x-ray radiation, we and some of our suppliers and distributors are subject to extensive regulation by federal and state governmental authorities. In the United States, our products are primarily regulated by the U.S. Food and Drug Administration (FDA). Regulations promulgated by the FDA relating to medical devices govern their design, development, testing and clinical investigations involving humans, as well as manufacturing, packaging, labeling, marketing and sales, distribution (including importing and exporting), possession and disposal, and recalls and replacements. The regulations also require that we receive FDA market clearance or approval through the 510(k) or premarket approval processes prior to marketing our products. To obtain this clearance or approval, we must demonstrate that the product design is safe and effective and that our internal processes meet FDA’s Quality System Regulation (QSR) requirements.
The TomoTherapy treatment system designs comply with international safety standards established by the International Electrotechnical Commission (IEC). Third-party testing agencies have confirmed this compliance. In addition, our design and manufacturing operations for medical devices must comply with the QSR. The QSR requires that each manufacturer establish and implement a quality system by which the manufacturer monitors the development and manufacturing processes and maintains records that show compliance with FDA regulations and the manufacturer’s documented specifications and procedures relating to the devices. Among other things, these regulations require that manufacturers establish performance requirements before production. The FDA makes announced and unannounced inspections of medical device manufacturers and may issue reports, known as Form FDA 483 reports, listing instances where the manufacturer has failed to comply with applicable regulations and procedures, or warning letters. If the manufacturer does not adequately respond to such reports or letters, the FDA may take enforcement action against the manufacturer, including the imposition of fines, restriction of the ability to export product, total shutdown of production facilities and criminal prosecution. Inspections usually occur every two to three years. We have not received any Form FDA 483 reports prior to the date on which we filed this Annual Report on Form 10-K with the U.S. Securities and Exchange Commission (SEC).
Both the FDA and the Federal Trade Commission (FTC) regulate the promotion and advertising of our products. In general, we may not promote or advertise our products for uses not within the scope of our clearances or approvals or make unsupported safety and effectiveness claims.
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
Foreign Regulation of Medical Devices
Our operations outside the United States are subject to regulatory requirements that vary from country to country and frequently differ significantly from those in the United States. However, as in the United States, nearly all foreign governments have regulations governing the packaging, labeling, marketing, sales and distribution of medical devices. As such, we are certified to the International Standards Organization (ISO) 13485:2003 standard, which specifies the quality system requirements for medical device manufacturers and is recognized by nearly all foreign countries. In all of the countries in which we are currently selling the TomoTherapy treatment system, we have also either received regulatory approval, directly or through our agents, or been informed that additional country-specific approval is not required.
In the European Union, or EU, we are required under the European Medical Device Directive to affix the Conformité Européene, or CE, mark to our products in order to sell the products in member countries of the EU. The CE mark is an international symbol that represents adherence to certain essential principles of safety and effectiveness mandated in the European Medical Device Directive. Once affixed, the CE mark enables a product to be sold in member countries of the EU. We have received authorization to affix the CE mark to both the Hi Art and TomoHD treatment systems, allowing us to sell these systems throughout the EU. We also have regulatory authorizations to sell medical devices in Japan, Canada and other countries in which we sell the TomoTherapy treatment systems.
In addition to regulations covering sales of medical devices, in foreign countries where we have operations or sell products we are subject to other laws and regulations applicable to manufacturers of medical devices, radiation producing devices and to the healthcare industry, and laws and regulations of general applicability relating to privacy, environmental protection, safe working conditions, manufacturing practices and other matters. These laws and regulations are often comparable to or more stringent than U.S. laws and regulations. Our sales of products in foreign countries are also subject to regulation, including product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. In some countries, we rely on our third-party distributors to assist us in complying with applicable regulatory requirements, including holding the necessary regulatory approvals or permits in their name if required by local law. In those situations where the third-party distributor holds the necessary regulatory permit or approval, if we terminate that distributor’s contract, our business may be disrupted until we are able to transfer the regulatory documents or authorize a new distributor to act on our behalf.
Intellectual Property
The proprietary nature of, and protection for, our product implementations, processes and know-how are important to our business. We rely on patents, trademarks, copyrights, trade secrets, other intellectual property and continuing innovation to develop and maintain our competitive position.

We seek patent protection in the United States and in foreign jurisdictions for our product implementations, components and other technology where available and when appropriate. As of December 31, 2010, we held or licensed 41 U.S. patents, over 40 pending U.S. patent applications, over 95 foreign patents, and over 170 foreign patent applications. These patents cover various components and techniques incorporated into the TomoTherapy treatment system, such as the MLC, the patient couch and aspects of the helical delivery of therapeutic radiation, or are being incorporated into new technologies we are currently developing, all of which we believe will allow us to maintain a competitive advantage in the field of radiation treatment.
Assuming that all maintenance fees and annuities continue to be paid, our patents will expire on various dates between 2012 and 2029. We intend to aggressively defend the patents we hold, and we intend to vigorously contest claims third parties may bring against us.
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
Employees
As of December 31, 2010, we had 636 full-time and part-time employees worldwide. None of our employees based in the United States are unionized or subject to collective bargaining agreements. We believe that our current relationship with our employees is good.
Information Available to Investors
Our principal executive offices are located at 1240 Deming Way, Madison, Wisconsin 53717, and our telephone number is (608) 824-2800. You may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that is filed electronically with the SEC.
As soon as reasonably practicable after our filing or furnishing the information to the SEC, we make the following available free of charge on our investor relations page of our website, http://www.tomotherapy.com: our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (including any amendments to those reports) and our proxy statements. Our Comprehensive Compliance Program, Corporate Governance Guidelines and the charters of the Audit Committee, Compensation Committee and Nominating and Governance Committee of our Board of Directors are also available on the investor relations page of our website. Additionally, we will provide copies of our reports, proxy statements, Comprehensive Compliance Program, Corporate Governance Guidelines and committee charters, without charge, to any shareholder upon written request to the Corporate Secretary at our principal executive offices. Please note that information on, or that can be accessed through, our website is not deemed “filed” with the SEC and is not to be incorporated by reference into this Annual Report on Form 10-K or any of our other filings under the Securities Act or the Exchange Act.

Executive Officers of the Registrant
The following table sets forth the names, ages and positions held by our executive officers as of March 3, 2011.

Name	Age	Position
Frederick A. Robertson	55	Chief Executive Officer, President and Director
Thomas E. Powell	49	Chief Financial Officer and Treasurer
Thomas Rockwell Mackie	56	Chairman of the Board of Directors and Co-Founder
Brenda S. Furlow	52	Vice President, General Counsel and Corporate Secretary
Eric A. Schloesser	38	Vice President, Operations and Business Development
Rafael L. Vaello	47	Chief Commercial Officer
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
Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by statements in this Annual Report on Form 10-K include, but are not limited to, the risk factors set forth below. If any of the events discussed in these risk factors occurs, our business, financial condition and results of operations could be adversely affected in a material way, and the market value of our common stock could decline.
Risks Related to Our Business
We currently depend on sales of the Hi Art system for substantially all of our revenue, and, if we are unable to grow or sustain sales of the Hi Art system and other radiation therapy systems we have recently introduced, we may not generate sufficient revenue to support our business.
Our primary product is the Hi Art system. We expect to generate the substantial majority of our revenue for the near term from sales of and post-warranty service contracts for the Hi Art system. We have recently added the TomoHD treatment system and the TomoMobile relocatable radiation therapy system to our product offerings. While these new systems, as well as the TomoDirect option and other related products, provide some diversity to our product portfolio, all of our products are still focused on and directed toward the middle to high end of the radiation therapy market. Any factor materially adversely affecting our ability to market and sell our TomoTherapy radiation therapy systems, or pricing and demand for such systems, including, among other factors, weak economic conditions, new competitive technologies, our failure to maintain a strong sales and marketing team, reliability and safety issues and reductions in U.S. government reimbursement amounts, could have a material adverse effect on our business, financial condition and results of operations.
Because the substantial majority of our revenue currently is derived from sales of TomoTherapy treatment systems, and because of the long sales cycle and high unit price of such systems, our results of operations will vary significantly from period to period. These fluctuations in revenue may make it difficult to compare our results of operations across periods.
We expect to generate the substantial majority of our revenue for the foreseeable future from sales of and post-warranty service contracts for TomoTherapy treatment systems. These systems are a major capital equipment item with a lengthy sales cycle, which can often take 12 months or more from initial discussion with the customer to a sale, and another 12 months or more from order to installation of a system. We typically recognize revenue from the sale of our systems after installation and upon receipt of a signed acceptance test procedure report from the customer. Because of the high unit price of the treatment systems and the relatively small number of units installed each quarter, each installation may represent a significant component of our revenue for a particular quarter. Unexpected factors may affect whether and when orders become revenue, including construction delays at customer locations, rescheduling by customers, weather problems or natural disasters, unforeseen delays in delivery, a change in a customer’s financial condition, outlook or ability to obtain financing, and regulatory approvals. If a small number of customers defer installation of a TomoTherapy treatment system for even a short period of time, recognition of a significant amount of revenue may be deferred to a subsequent period. Since our operating costs are relatively fixed, our inability to recognize revenue in a particular quarter could materially adversely affect our profitability in that quarter and may make it difficult to compare our operating results with prior periods.
Our sales and receivables may be adversely impacted if economic conditions worsen, or credit becomes more difficult to obtain on reasonable terms.
The TomoTherapy treatment systems are major capital equipment items that represent a significant purchase for most of our customers and may require funding through a credit facility or lease arrangement. If the global economy is weak, our customers may hesitate to place large capital equipment orders for items such as the TomoTherapy treatment systems or they may be required to delay or cancel previously planned purchases. Our customers may also be slower to pay, thereby increasing receivables. Although there is some recent improvement in the U.S. economy, if it does not continue to improve or if economic conditions in Europe do not improve, our customers may purchase fewer TomoTherapy treatment systems, we may need to reduce our prices or our customers may have difficulty paying us, any of which could have a material adverse effect on our business, financial condition and results of operations.

If our backlog, which is an important measure of future revenue, declines further, our future financial performance will be adversely affected.
We believe the value of new incoming orders is an important measure of our future financial performance. Despite a substantial increase in the value of incoming orders in 2010 compared to 2009, our year-end backlog declined compared to the previous year. Backlog as of December 31, 2010 was $133 million compared to $136 million as of December 31, 2009. We also experienced declines in backlog at the end of 2009 and 2008, which we believe resulted from a combination of the global economic downturn, the ongoing credit crisis, our transition in sales leadership and enhanced competitive pressure. More recently, while the economy has improved somewhat in the United States, as evidenced by our greater number of orders that were received, shipped and filled within fiscal year 2010, economic concerns and strong competition continue to contribute to a challenging sales environment. If we are unable to respond effectively to increased competition and our sales and marketing leadership is not effective in increasing new orders, our backlog may continue to decline and our orders received and shipped within the same fiscal year may not be sufficient to meet our revenue targets. If economic conditions worsen, our customers may have greater difficulty obtaining the funding necessary to place new orders. This could lead to further erosion of our current backlog and reduction in new orders. Significant decline in new orders and erosion of existing backlog for any of the reasons stated above could materially adversely affect our business, financial condition and results of operations.
We face competition from numerous competitors, many of whom have greater resources than we do, which may make it more difficult for us to achieve significant market penetration and maintain or increase our prices.
The market for radiation therapy equipment is characterized by intense competition and pricing pressure. We consider the competition for the TomoTherapy treatment systems to be existing radiation therapy systems, primarily using C-arm linear accelerators, sold by large, well-capitalized companies with significantly greater market share and resources than we have. Several of these competitors are also able to leverage their fixed sales, service and other costs over multiple products or product lines. In particular, we compete with a number of existing radiation therapy equipment companies including Varian Medical Systems, Inc., Elekta AB, Siemens Medical Solutions, and, to a lesser extent, Accuray Incorporated and BrainLAB AG. Varian Medical Systems has been the radiation therapy systems market leader for many years and has the majority market share for radiation therapy systems worldwide. In 2008, Varian began selling and installing the RapidArc technology. The RapidArc technology purports to be able to deliver image-guided, intensity-modulated radiation therapy more rapidly than other similar systems, including the Hi Art system, and Varian has maintained a strong marketing campaign claiming this technology has the same capabilities as, or better capabilities than, our Hi Art system. In April, 2010, Varian announced the launch of a new line of accelerators it refers to as the TrueBeam platform, which Varian claims are systems specifically designed for high-precision image-guided radiotherapy and radiosurgery. Varian claims this new platform is designed to be versatile and can be used for all forms of advanced external-beam radiotherapy. If we are unable to compete effectively with this and other products of existing or future competitors, our revenue will decline, and there could be a material adverse effect on our business, financial condition and results of operations. Some of our competitors may compete by changing their pricing model or by lowering the price of their conventional radiation therapy systems or ancillary supplies. If such pricing strategies are implemented, there could be downward pressure on the price of radiation therapy systems. If we are unable to maintain or increase our selling prices, our gross margins will decline, and there could be a material adverse effect on our business, financial condition and results of operations.
Sales of the TomoTherapy treatment systems may be adversely affected if clinicians do not widely adopt IGRT and adaptive radiotherapy, which is an emerging cancer treatment technique.
Our success in marketing the Hi Art system and our other TomoTherapy treatment systems depends in part on persuading clinicians and patients of the benefits of adaptive radiation therapy. IMRT is a widely accepted technique, which involves varying, or modulating, the intensity of the radiation beam across a targeted treatment area. However, while becoming more accepted in the United States and other developed countries, image guided radiation therapy, or IGRT, which involves delivering IMRT guided by images of the treatment area taken shortly before treatment, using CT, x-ray, ultrasound or other imaging technologies, is an emerging cancer treatment technique in much of the world. Adaptive radiation therapy involves adjusting a patient’s radiation therapy plan between treatment sessions to account for changes in the patient’s anatomy, the amount and location of the radiation received by the patient, and the size, shape and location of the tumor. In particular, we believe that adaptive radiation therapy requires, and we have designed the TomoTherapy treatment systems to enable, frequent adjustments to a patient’s treatment plan throughout the entire course of treatment, facilitated by both the regular acquisition of updated quantitative images showing the location, geometry and density of the tumor, as well as the verification of the radiation dose received by the patient. Increased sales of our products depend, in part, on widespread adoption of these techniques by clinicians both within and outside the United States. Widespread adoption of IGRT and adaptive radiation therapy depends on many factors, including some that are outside of our control. These factors include acceptance by clinicians that IGRT and adaptive radiation therapy are clinically effective and cost-effective in treating a wide range of tumors, demand by patients for such treatment, successful education of clinicians on the various aspects of these techniques, adequate reimbursement for procedures performed using adaptive radiation therapy and our customers’ ability to afford or finance a purchase of our treatment systems. If widespread market acceptance of IGRT and adaptive radiation therapy do not occur, or do not occur as rapidly as we anticipate, new orders and sales of the TomoTherapy treatment systems may be adversely affected and our revenue may decline.

The effectiveness of procedures performed using conformal radiation therapy delivery systems like the Hi Art system are not yet supported by long-term clinical data, and the medical community has only begun to develop a large body of peer-reviewed literature that supports the efficacy of the TomoTherapy treatment systems.
We have only recently begun to obtain significant clinical data supporting the advantages of highly conformal dose delivery that we believe the TomoTherapy treatment systems offer in comparison to competing products and technologies. For example, because the Hi Art system has only been on the market since 2003, we have limited complication or patient survival rate data for our unique technology, which are common long-term measures of clinical effectiveness in cancer treatment. In addition, while the effectiveness of radiation therapy is well understood, there is a growing but still limited number of peer-reviewed medical journal publications regarding the efficacy of highly conformal treatment such as that delivered by the TomoTherapy treatment systems. If future patient studies or clinical experience do not support our beliefs that the TomoTherapy treatment systems offer a more advantageous treatment for a wide variety of cancer types, use of our products could fail to increase or could decrease, and our business, financial condition and results of operations would therefore be adversely affected.
We may be unable to sell our products if we fail to educate clinicians and patients about the benefits of the TomoTherapy treatment systems and to implement enhancements to the systems in a timely manner.
We believe that TomoTherapy treatment systems initially were sold principally to those hospitals and cancer treatment centers that are most open to the adoption of new technologies. In order to expand our sales, we must continue to raise customer awareness of the range of benefits that we believe the TomoTherapy treatment systems offer to both existing and potential customers, and their patients. An important part of our sales strategy involves educating and training clinicians to utilize the entire functionality of the TomoTherapy treatment systems. In particular, many clinicians are currently unfamiliar with techniques using the full quantitative imaging capabilities of our treatment systems, which enable clinicians to adapt a patient’s treatment plan in response to anatomical changes and the cumulative amount of radiation received by specific areas within the patient over the course of treatment. In addition, we must further educate clinicians about the ability of our treatment systems to treat a wide range of cancer types effectively and efficiently. If clinicians are not properly educated about the use of the TomoTherapy treatment systems for adaptive radiation therapy, they may be unwilling or unable to take advantage of the full range of functionality that we believe our products offer, which could have an adverse effect on our product sales.
In determining whether to purchase a single treatment system or whether to purchase multiple treatment systems, we understand that clinicians may weigh the benefits that the TomoTherapy treatment systems offer their patients, especially those with tumors typically treated using less sophisticated equipment, against the additional time required to implement the TomoTherapy treatment systems’ image guided treatment functionality and the higher cost of the TomoTherapy treatment systems when compared to systems with less functionality. Customers or potential customers may decide that certain tumors can be adequately treated using traditional radiation therapy systems, notwithstanding the greater precision and functionality enabled by the TomoTherapy treatment systems. These considerations may be particularly relevant to cancer treatment centers that only have space for a single radiation therapy system. In order to increase sales of the TomoTherapy treatment systems to these customers, we must succeed in implementing further enhancements to our products to improve speed and patient throughput in order to render the time differentials between certain procedures performed using the TomoTherapy treatment system and those performed using competitive systems insignificant. We must also succeed in educating clinicians about the potential for cost-effective reimbursement for procedures performed using the TomoTherapy treatment system. We have additional products under development that could increase the efficiency and effectiveness of our products for use in a broader range of cases. Our ability to increase system sales could be materially adversely affected if we delay or are unable to develop these types of system enhancements.

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
A number of factors may result in lower average selling prices for the TomoTherapy treatment system, which may adversely impact our gross margins. Although we have diversified our product offerings and we have a number of initiatives underway to reduce costs for certain key components, we may not be successful in driving down costs to any significant degree. In response to increased competition from the TomoTherapy treatment systems, our competitors may reduce the prices of their systems, which may, in turn, result in downward pressure on the price of radiation therapy systems, including the TomoTherapy treatment systems. We also seek to sell the TomoTherapy treatment systems to customers that place orders for multiple systems; however, such sales may result in pressure to provide volume discounts. If economic conditions do not continue to improve, we may also face pressure to lower prices. In addition, we may be exposed to pricing pressures and greater exchange rate risks as we expand our sales within specific regions. Any one or combination of these and other factors could result in lower gross margins and adversely affect our profitability.
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
We have taken a number of actions over the past several years, including reductions in our workforce, to reduce our expenses and the use of our cash. Nonetheless, even with such cost reductions, we experienced lower than anticipated operating margins. If our orders growth and revenue does not continue to improve and we are unable to manage expenses accordingly, or if we face unanticipated expenses, we may have difficulty bringing expenses in line with revenues, resulting in lower than anticipated margins and negative cash flow. We may be required to use more of our cash reserves generated from our 2007 initial public offering for operational needs, rather than using such funds for longer term investments, such as expansion of our research and development programs and marketing and sales capabilities, and investments in complementary businesses, products or technologies. This could impair our ability to continue to bring new and innovative products to market, or to further enhance our existing product offerings.
If we are unable to maintain existing research collaboration relationships, enter into new collaboration arrangements in the future or enter into license agreements with our collaborators and others, our ability to enhance the TomoTherapy treatment systems may be adversely affected.
We have entered into a number of research collaboration arrangements with a range of hospitals, cancer treatment centers and academic institutions. These collaborations support our internal research and development capabilities and represent a key element of our ongoing research and development program. Among other things, our current collaborations supplement initiatives to more fully automate the treatment and adaptive therapy processes enabled by the TomoTherapy treatment systems, as well as initiatives to accommodate real-time patient movements during treatment. Our research collaboration partners may not fulfill all of their obligations under our arrangements with them. If our current research collaborations do not meet our research and development expectations, or if we are unable to enter into additional research collaborations in the future to replace unproductive collaborations or add new collaborations, our ability to enhance the TomoTherapy treatment systems may be adversely affected. Our inability to successfully collaborate with third parties could increase our development costs, delay new or pending developments and limit the likelihood of successful enhancements to the TomoTherapy treatment systems.
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
Customer service is a critical element of our sales strategy. As of December 31, 2010, a third-party logistics provider, Kuehne + Nagel Inc., stored almost all of our spare parts inventory in depots around the world and performed a significant portion of our spare parts logistics and shipping activities. We may utilize additional logistics service providers in connection with the expansion of international sales. If Kuehne + Nagel suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its operations, or we have to change and qualify an alternative logistics provider, shipments of spare parts to our customers may be delayed and our reputation, business, financial condition and results of operations may be adversely affected.
Changes in reimbursement to healthcare providers for use of the TomoTherapy treatment system could adversely affect sales of the TomoTherapy treatment system.
Our ability to market and sell the TomoTherapy treatment system successfully depends in part on the extent to which sufficient reimbursement for treatment procedures using the TomoTherapy treatment system will be available from third-party payors such as private health insurance plans and health maintenance organizations and government payor programs such as Medicare and Medicaid. Third-party payors, and in particular managed care organizations, challenge the prices charged for medical products and services and institute cost containment measures to control or significantly influence the purchase of medical products and services. For example, the United States Centers for Medicare and Medicaid Services, or CMS, issues new reimbursement rates annually. For 2011, CMS rates changed only slightly for radiation therapy. However, if in the future CMS significantly decreases reimbursement rates for radiation oncology services, or if other cost containment measures are implemented in the United States or elsewhere, clinicians may be reluctant to purchase TomoTherapy treatment systems or may decline to do so entirely if they determine there is insufficient coverage and reimbursement from third-party payors for the cost of procedures performed, which could have an adverse impact on our sales.
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
In the United States, healthcare reform legislation was passed and signed into law in March 2010 in the form of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (the Healthcare Reform Law). The Healthcare Reform Law imposes some new requirements on medical device manufacturers and may present other new issues, some of which will be better understood as implementing regulations are issued. For example, beginning January 1, 2013, we will be required to pay a 2.3% excise tax on our medical device sales, which could impact our pricing and profitability. We will need to establish systems and controls to ensure compliance with new transparency requirements relating to payments and other transfers of value to certain of our customers for values of $10 or more (or $100 in aggregate value in a calendar year), with the obligation to report such payments beginning January 1, 2013 for payments made in 2012. We also will need to understand and respond to comparative effectiveness research activities initiated under the Healthcare Reform Law that could impact the use of our products. If we are unable to respond effectively to these and other impacts of the Healthcare Reform Law, as refined by subsequent regulations, our sales could decline and our costs could increase in the United States, which could have a material adverse effect on our business, financial condition and results of operations.

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
The cancer treatment field is characterized by rapid technological change and product innovation. Other radiation-based technologies for treating cancer that may or may not incorporate IGRT and adaptive radiation therapy, such as proton therapy, may increase competition for the TomoTherapy treatment systems. In addition, companies in the pharmaceutical or biotechnology fields may seek to develop methods of cancer treatment that are more effective than radiation therapy, resulting in decreased demand for our products. Because the TomoTherapy treatment systems have a long development cycle and because it can take significant time to receive government approvals for changes to our TomoTherapy treatment systems, we must anticipate changes in the marketplace and the direction of technological innovation. Accordingly, if we are unable to anticipate and keep pace with new innovations in the cancer treatment market, our products may be rendered obsolete, which would have a material adverse effect on our business, financial condition and results of operations.
A significant percentage of our sales are outside of North America, and economic, political and other risks associated with international sales and operations could adversely affect our sales or make them less predictable.
The percentage of our revenue derived from sales outside of North America was 58% in 2010, 45% in 2009, and 34% in 2008. To accommodate our international sales, we have invested significant financial and management resources to develop an international infrastructure that will meet the needs of our customers. In particular, we operate a European office in Brussels, Belgium which includes sales, service and physics operations. In addition, we have entered into agreements with distributors in Asia-Pacific, the Middle East, Eastern Europe and Latin America who purchase TomoTherapy treatment systems from us for resale to end customers. We support our international marketing and sales activities from both our U.S. headquarters in Madison, Wisconsin and our office in Brussels, Belgium.

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
Product liability suits, whether or not valid, could be brought against us due to an alleged defective component of a TomoTherapy treatment system or for the misuse of our products. These suits could result in expensive and time-consuming litigation, payment of substantial damages and an increase in our insurance rates.
Our business exposes us to potential product liability claims that are inherent in the manufacture, sale, installation, servicing and support of medical devices. The medical device industry has historically been litigious, and we would face financial exposure to product liability claims in the U.S., and potentially elsewhere, if the use of a TomoTherapy treatment system were to cause or contribute to injury or death, whether by aggravating existing patient symptoms, harming operators, or otherwise. Because the TomoTherapy treatment systems involve the delivery of radiation to the human body, the possibility for significant injury or death exists. The tolerance for error in the design, manufacture, installation, servicing, support or use of our products may be small or nonexistent. We may also be subject to claims for property damage or economic loss related to, or resulting from, any errors or defects in our products, or the installation, servicing and support of our products, or any professional services rendered in conjunction with our products. Additionally, it is also possible that defects in the design or manufacture of our products might necessitate a product recall. For instance, components or enhancements to our treatment systems may contain undetected errors or performance problems that, despite testing, are discovered only after installation. Although we maintain product liability insurance for our products, the coverage limits of these policies may be inadequate to cover future claims. As sales of our products increase, we may be unable to maintain product liability insurance on acceptable terms or at reasonable costs, and such insurance may not provide us with adequate coverage for all potential liabilities. A successful claim brought against us relating to a liability that is in excess of our insurance coverage, or for which insurance coverage is denied or limited, would require us to pay damage amounts that could be substantial and have a material adverse effect on our business, financial condition and results of operations and could divert management’s attention from our core business.

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
These laws constrain our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers of medical devices. We have a variety of arrangements with our customers that could implicate these laws. For example, we provide research grants to some of our customers to support customer studies related to protocols in using the Hi Art system and other products. Due to the breadth of some of these laws, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent, or for items or services that were not provided as claimed. While we do not give our customers advice on coding or billing procedures performed using our products, we may inadvertently or informally provide billing or coding information in response to customer inquiries regarding reimbursement for procedures. We cannot provide any assurance that the government will not view our inadvertent or informal statements regarding billing or coding to be advice, in which case we could be liable for providing erroneous advice. Anti-kickback and false claims laws prescribe civil and criminal penalties for noncompliance, which can be substantial. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could have a material adverse effect on our business, financial condition and results of operations.
In addition, we are subject to the U.S. Foreign Corrupt Practices Act and antitrust, anti-competition and similar laws in other jurisdictions which, if violated, could lead to substantial liability. We could also face investigations by one or more government agencies that could be costly to respond to and divert the attention of key personnel from our business operations. An adverse outcome from any such investigation could subject us to fines or other penalties, which could adversely affect our business, financial condition and results of operations.
Our success will depend on our ability to attract and retain qualified personnel while also managing employee costs.
In October 2009, we implemented a restructuring program that resulted in a reduction of approximately 10% of our workforce, the second such reduction in a twelve-month time period. This second reduction particularly impacted our service organization. If these reductions do not result in proper alignment of human resources with business needs and revenue levels, our financial results may worsen, resulting in the need to further reduce operating expenses. As the economic outlook improves and other companies expand their workforces, however, we also may face increased challenges in attracting and retaining qualified personnel, particularly for positions requiring specific technological knowledge such as research and development or customer support. If we are unable to maintain an adequate number of trained, qualified and motivated personnel, our reputation and business operations could suffer, and our business, financial condition and results of operations could be materially adversely affected.
In April 2008, we invested in the continued development of a new compact proton therapy system through a separate entity, Compact Particle Acceleration Corporation (CPAC). Our business, results of operations and financial condition could be adversely affected if CPAC is unable to obtain additional funding or if CPAC otherwise fails to successfully develop and commercialize this technology.
In April 2008, we announced our participation in CPAC to continue development of our research initiative for a compact proton therapy system for the treatment of cancer. CPAC has and is continuing to seek investments from third parties to support development of this technology. We retain the option to purchase a portion of the CPAC stock held by CPAC investors in exchange for the right to commercialize the technology in the medical field, and we have the right to exercise this option at any time through April 2015. CPAC needs additional funding to continue its development efforts. We cannot be certain that CPAC will be able to obtain all of the additional financing required for this project on commercially reasonable terms or that the technology development will be successful, any of which could limit our ability to grow and diversify our product portfolio. Even if CPAC is able to obtain financing and the technology development is successful, CPAC may not have the resources to commercialize the compact proton system, the market requirements may change such that commercialization is no longer feasible, or we may not be in a position to finance our call right. If we do not exercise our call right and CPAC is unable to obtain additional financing, our reputation as an initial investor in CPAC may be impaired. In addition, other investors in CPAC may be dissatisfied and may attempt to assert claims against CPAC or us as an initial investor. Moreover, if we are unable to diversify our business through the addition of a proton therapy product, we will continue to rely on a single product line for substantially all of our revenue, including all of the risks and fluctuations in revenue or profitability resulting from such reliance.

Risks Related to Our Intellectual Property
If we are not able to meet the requirements of our license agreement with the Wisconsin Alumni Research Foundation (WARF) we could lose access to the technologies licensed thereunder and be unable to manufacture, market or sell the TomoTherapy treatment systems.
We license patents from WARF covering the multi-leaf collimator and other key technologies incorporated into the TomoTherapy treatment systems under a license agreement that requires us to pay royalties to WARF. In addition, the license agreement obligates us to pursue an agreed development plan and to submit periodic reports, and restricts our ability to take actions to defend the licensed patents. WARF has the right to unilaterally terminate the agreement if we do not meet certain minimum royalty obligations or satisfy other obligations related to our utilization of the technology. If WARF were to terminate the agreement or if we were to otherwise lose the ability to exploit the licensed patents, our competitive advantage would be reduced and we may not be able to find a source to replace the licensed technology. The license agreement reserves to WARF the initial right to defend or prosecute any claim arising with respect to the licensed technology. If WARF does not vigorously defend the patents, we may be required to engage in expensive patent litigation to enforce our rights, and any competitive advantage we have based on the licensed technology may be hampered.
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
Although we have attempted to obtain patent coverage for our technology where available and appropriate, there are aspects of the technology for which patent coverage was never sought or never received. There are also countries in which we sell or intend to sell our products, but have no patents or pending patent applications. Our ability to prevent others from making or selling duplicate or similar technologies will be impaired in those countries in which we have no patent protection. We also may not be able to protect our patent rights effectively in some foreign countries. Moreover, as our patent portfolio matures, our patents will expire. Our current patent portfolios, both those licensed from third parties and those we own directly, are expected to expire at various dates between 2012 and 2029. As key patents expire, our ability to prevent competitors from copying our technology may be limited.

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
TomoTherapy Treatment Systems are medical devices that are subject to extensive regulation in the United States and elsewhere, including by the FDA and its foreign counterparts. Before a new medical device, or a significant change involving a new use of or claim for an existing medical device, can be marketed in the United States, it must first receive either premarket approval or 510(k) clearance from the FDA, unless an exemption exists. Either process can be expensive and lengthy. The FDA’s 510(k) clearance process has in the past usually taken from three to twelve months, but can last longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. An element of our strategy is to continue to upgrade the Systems to incorporate new software and hardware enhancements that may require the approval of or clearance from the FDA or its foreign counterparts. The FDA requires medical device manufacturers to determine whether or not a modification requires an approval or clearance. In the past, any modification to an FDA approved or cleared device that would significantly affect its safety or efficacy or that would constitute a major change in its intended use would require a new premarket approval or 510(k) clearance. Certain upgrades previously released by us required 510(k) clearance before we were able to offer them for sale. We have made modifications to the Hi Art System in the past and may make additional modifications to our products in the future that we believe do not or will not require additional approvals or clearances.
The FDA and its foreign counterparts may change these policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay premarket approval or 510(k) clearance of our new or modified devices, or could impact our ability to market our currently cleared devices. The FDA, for example, has recently announced some changes to the 510(k) process and has further indicated that it will likely consider additional changes, which will likely impact future 510(k) submissions. Such changes could result in additional scrutiny by the FDA of 510(k) applications that we submit and could result in delays and increased costs in obtaining FDA clearances, which could materially impact our business, financial condition and results of operations
Our products are subject to recalls even after receiving FDA clearance or approval, which would harm our reputation, business and financial results.
We are subject to the medical device reporting regulations, which require us to report to the FDA if our products cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury. The FDA and similar governmental bodies in other countries have the authority to require the recall of our products if we fail to comply with relevant regulations pertaining to manufacturing practices, labeling, advertising or promotional activities, or if new information is obtained concerning the safety or efficacy of our products. A government-mandated or voluntary recall by us could occur as a result of manufacturing defects, labeling deficiencies, packaging defects or other failures to comply with applicable regulations. Any recall would divert management attention and financial resources and could harm our reputation with customers. A recall involving one or more of the TomoTherapy treatment systems could be particularly harmful to our business, financial condition and results of operations given our relatively small size and the fact that our systems all rely on the same treatment delivery approach.
If we or our distributors do not obtain and maintain the necessary regulatory approvals in a specific country, we will not be able to market and sell our products in that country.
To be able to market and sell our products in a specific country, we or our distributors must comply with applicable regulations of that country. While the regulations of some countries do not impose barriers to marketing and selling our products or only require notification, others require that we or our distributors obtain the approval of a specified regulatory body. These regulations, including the requirements for approvals, and the time required for regulatory review vary from country to country. The governmental agencies regulating medical devices in some countries, for example, require that the user interface on medical device software be in the local language. We currently provide user guides and manuals, both paper copies and electronically, in the local language but only provide an English language version of the user interface. Obtaining regulatory approvals is expensive and time-consuming, and we cannot be certain that we or our distributors will receive regulatory approvals in each country in which we market or plan to market our products. If we modify our products, we or our distributors may need to apply for additional regulatory approvals before we are permitted to sell them. We may not continue to meet the quality and safety standards required to maintain the authorizations that we or our distributors have received. It can also be costly for us and our distributors to keep up with regulatory changes issued or mandated from time to time. If we change distributors, it may be time-consuming and disruptive to our business to transfer the required regulatory approvals, particularly if such approvals are maintained by our third-party distributors on our behalf. If we or our distributors are unable to maintain our authorizations, or fail to obtain appropriate authorizations, in a particular country, we will no longer be able to sell our products in that country, and our ability to generate revenue will be materially adversely affected.

We must manufacture our products in accordance with federal and state regulations, and we could be forced to recall our installed systems or terminate production if we fail to comply with these regulations.
We are required to comply with the FDA’s Quality System Regulation, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality requirements. The FDA enforces the Quality System Regulation through periodic inspections. FDA inspections usually occur every two to three years. During such inspections, the FDA may issue reports, known as Form FDA 483 reports, listing instances where the manufacturer has failed to comply with applicable regulations and procedures, or warning letters. If the manufacturer does not adequately respond to such reports or letters, the FDA may take enforcement action against the manufacturer, including the imposition of fines, restriction of the ability to export product, total shutdown of production facilities and criminal prosecution. If in the future we fail a Quality System Regulation inspection or receive a Form FDA 483 report, our operations could be disrupted and our manufacturing operations delayed. Failure to take adequate corrective action in response to a Quality System Regulation inspection could force a shutdown of our manufacturing operations and a recall of one or more of our products which, since we manufacture exclusively in the United States, could impact our business globally. In addition, because some foreign regulatory approvals are based on approvals or clearances from the FDA, any failure to comply with FDA requirements may also disrupt our sales of products in other countries. Our products are also subject to similar state regulations and various foreign laws and regulations, which could have similar consequences in a given state or country. If any of these events occurs, our reputation could be harmed, we could lose customers and there could be a material adverse effect on our business, financial condition and results of operations.
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
We are required to comply with several regulations and directives currently issued by the European Union relating to hazardous substances and protection of the environment. For example, regulations in Europe referred to as the Waste Electrical and Electronic Equipment (or WEEE) Directive, provide for the proper disposal of electrical equipment in a way that minimizes impact to the environment. The WEEE Directive imposes certain labeling and registration requirements on manufacturers of electrical equipment such as us. Similarly, the Reduction of Hazardous Substances (or RoHS) Directive generally applies to the electrical and electronics industries and seeks to disallow use of certain hazardous substances common in those types of products. The RoHS Directive initially exempted medical devices from compliance, but recently was amended to require new medical devices introduced after January 1, 2014 to be in compliance. Compliance with these and similar regulations in other jurisdictions will require us to undertake a number of initiatives to train our employees, modify our products or their labeling in certain circumstances and otherwise impose additional costs on our business. Failure to comply may result in fines or other penalties, or result in disruption of sales of products in certain countries, which could result in a material adverse effect on our business, financial condition and results of operations.
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
In addition, we lease office space totaling approximately 5,000 square feet in Brussels, Belgium under a lease expiring in 2014, and our wholly-owned subsidiary, Chengdu Twin Peak Accelerator Technology Inc. (Twin Peak), leases approximately 850 square meters of space in a manufacturing facility in Chengdu, China under a lease that expired in October 2010 and is in the process of being renewed until October 2011. CPAC leases space totaling approximately 16,000 square feet in Livermore, California under a lease that expires in January 2013. We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available on commercially reasonable terms to meet our future needs.

Item 3.	Legal Proceedings
The information set forth in Note H to our consolidated financial statements included in this Annual Report on Form 10-K is incorporated herein by reference. In addition, we are subject to various claims and legal proceedings arising in the ordinary course of our business. We believe that the ultimate resolution of these matters, whether individually or in the aggregate, will not have a material adverse effect on our business, prospects, financial condition and results of operations.

Item 4.	[Reserved]

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “TOMO.” The high and low sale prices for each full quarterly period within the two most recent fiscal years are as follows:

	High	Low
Fiscal Year 2009
First Quarter	$3.26	$1.97
Second Quarter	$3.40	$2.08
Third Quarter	$4.67	$2.43
Fourth Quarter	$4.50	$2.89

Fiscal Year 2010
First Quarter	$4.44	$3.11
Second Quarter	$3.94	$2.59
Third Quarter	$3.58	$2.91
Fourth Quarter	$4.18	$3.36
Holders
As of February 28, 2011, there were 505 registered shareholders of record of our common stock.
Dividends
We have never paid cash dividends to our common shareholders, nor do we have current plans to pay cash dividends to our common shareholders in the foreseeable future. Our Board of Directors intends to reinvest any future earnings in the growth, development and support of our operations.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2010 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Number of Securities
Remaining Available for
Future Issuance under
	Number of Securities		Equity Compensation
	to be Issued Upon	Weighted-Average	Plans (Excluding
	Exercise of	Exercise Price of	Securities Reflected in
	Outstanding Options	Outstanding Options	the First Column)
Equity compensation plans approved by security holders	$4,315,088	$5.04	$2,157,646

Equity compensation plans not approved by security holders	—	—	—

	$4,315,088	$5.04	$2,157,646

Performance Graph
The graph set forth below compares the cumulative total shareholder return on our common stock between May 9, 2007 (our initial trading date) and December 31, 2010, with the cumulative total return of (i) the NASDAQ Composite Index and (ii) the S&P Healthcare Index over the same period. This graph assumes the investment of $100 on May 9, 2007 in our common stock, the NASDAQ Composite Index and the S&P Healthcare Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on May 9, 2007 was the closing sales price of $22.67 per share.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

*	$100 invested on May 9, 2007 in stock or in index, including reinvestment of dividends.
Recent Sales of Unregistered Securities
(a) From January 1, 2008 through the date of this Annual Report on Form 10-K, we sold the following securities that were not registered under the Securities Act.
1. From January 2008 through April 2008, we issued an aggregate of 4,672 shares of common stock to two investors upon the exercise of our Series D warrants. The exercise price was $1.84 per share, and the aggregate consideration received by us was $8,588.
2. During February 2009, we issued an aggregate of 1,104 shares of common stock to two investors upon the exercise of our Series D warrants. The exercise price was $1.84 per share, and the aggregate consideration received by us was $2,029.
We believe that the offer and sale of the above-referenced securities were exempt from registration under the Securities Act by virtue of Section 4(2) and/or Rule 506 under Regulation D promulgated thereunder as transactions not involving any public offering. All of the purchasers of unregistered securities for which we relied on Section 4(2) and/or Regulation D represented that they were accredited investors as defined under the Securities Act. We claimed such exemption on the basis that (a) the purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about us or had access, through employment or other relationships, to such information, (b) appropriate legends were affixed to the warrants and/or stock certificates issued in such transactions, and (c) offers and sales of these securities were made without general solicitation or advertising.

(b) From January 1, 2008 to December 31, 2010, we did not grant any options to purchase shares of unregistered common stock to our directors, employees and consultants nor did we issue any shares of unregistered common stock upon the exercise of such options.
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
Through December 31, 2010, we used $109.6 million of the net proceeds from our initial public offering, as described in the following table (in millions):

Working capital	$74.9
Purchases of property and equipment	21.8
Purchases of test equipment	5.7
Purchases of intangible assets	4.8
Acquisition of Chengdu Twin Peak Accelerator Technology, Inc.	2.0
Repayment of debt	0.4

$109.6

None of the above uses of cash involved payments made directly or indirectly to (i) any of our directors, officers or their associates (other than payments made to our directors or officers in the ordinary course of business out of working capital), (ii) any person(s) owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes repurchases of our common stock during the three months ended December 31, 2010 from employees who are restricted stockholders to satisfy income tax withholding obligations:

			Total Number	Maximum Number
			of Shares	of Shares
	Total Number	Average	Purchased as Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs	Plans or Programs (2)
October 1, 2010 - October 31, 2010	—	$—	—	—
November 1, 2010 - November 30, 2010	—	$—	—	—
December 1, 2010 - December 31, 2010	1,984	$3.50	—	—

Total	1,984	$3.50	—	—

(1)	Consists of shares surrendered to us from employees to satisfy income tax withholding obligations that arose upon the vesting of restricted stock awards.

(2)
Pursuant to our 2007 Equity Incentive Plan, as amended (the Plan), we may occasionally repurchase shares of our common stock from recipients of restricted stock awards under the Plan in order to permit such participants to satisfy income tax obligations arising upon the vesting of such restricted stock awards. The amount of such future share repurchases, if any, is unascertainable as of the date of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of December 31, 2010 and 2009 and the consolidated statements of operations data for the years ended December 31, 2010, 2009 and 2008 are derived from our audited consolidated financial statements included elsewhere herein, which have been prepared in accordance with generally accepted accounting principles in the United States. The consolidated balance sheet data as of December 31, 2008, 2007 and 2006 and the consolidated statements of operations for the years ended December 31, 2007 and 2006 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.
Consolidated Balance Sheet data (in thousands):

	As of December 31,
	2010	2009	2008	2007	2006
Cash and cash equivalents	$123,905	$76,108	$65,967	$191,780	$20,137
Short-term investments	28,150	78,225	88,825	—	—
Receivables, net	32,850	33,559	41,259	44,108	19,050
Inventories, net	49,270	47,669	63,983	53,171	40,026
Working capital	135,107	161,753	189,834	211,449	7,446
Total assets	269,562	270,251	296,428	325,142	109,314
Deferred revenue and customer deposits	51,516	47,411	39,027	35,338	43,307
Long-term debt and notes payable (including current maturities)	987	593	727	841	875
Redeemable convertible preferred stock	—	—	—	—	212,663
Total shareholders’ equity (deficit)	162,593	183,424	213,594	239,657	(184,117)
Consolidated Statement of Operations data (in thousands except per share data):

	Years Ended December 31,
	2010	2009	2008	2007	2006
Revenue	$195,363	$164,031	$204,589	$232,810	$156,102
Income (loss) before income tax and cumulative effect of change in accounting principle	(36,699)	(42,765)	(33,659)	16,450	7,731
Income tax expense (benefit)	142	(288)	6,931	5,788	(7,184)
Cumulative effect of change in accounting principle (1)	—	—	—	—	(2,140)

Net income (loss)	(36,841)	(42,477)	(40,590)	10,662	12,775
Noncontrolling interests	6,917	5,107	7,102	—	—
Accretion of redeemable convertible preferred stock (2)	—	—	—	(237,582)	(46,253)

Net loss attributable to shareholders	$(29,924)	$(37,370)	$(33,488)	$(226,920)	$(33,478)

Basic and diluted net loss per share attributable to shareholders	$(0.58)	$(0.74)	$(0.67)	$(6.35)	$(3.78)

Weighted average common shares used in computing basic and diluted net loss per share attributable to shareholders	52,034	50,777	50,199	35,731	8,856

(1)
Represents the impact of the adoption of new accounting guidance on the accounting for freestanding warrants and other similar instruments on shares that are redeemable. Pursuant to the new accounting guidance, we were required to classify our outstanding warrants to purchase preferred stock as a liability on our balance sheet and record adjustments to their fair value in our statements of operations at the end of each reporting period. For the year ended December 31, 2006, the impact of the change in accounting principle was to decrease net income by $3.1 million, consisting of a $2.1. million cumulative effect adjustment for the change in accounting principle as of January 1, 2006, when we adopted the new accounting guidance, and $0.9 million of expense that was recorded in other income (expense), net to reflect the increase in fair value between January 1, 2006 and December 31, 2006. The warrants were subject to revaluation at each balance sheet date and any change in fair value was recognized as a component of other income (expense), net, until the completion of our initial public offering when the preferred warrants converted to common stock warrants.

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
The following discussion should be read together with our audited consolidated financial statements and the notes to those financial statements, which are included in this report. This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements reflect management’s expectations, estimates and assumptions, based on information available at the time of the statement or, with respect to any document incorporated by reference, available at the time that such document was prepared. Forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives, prospects and expectations. Forward-looking statements are often, but not always, made through the use of words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “likely,” “expect,” “estimate,” “project” and similar expressions. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties, and other factors, including, but not limited to, those discussed below under “Factors Affecting Our Financial Performance” and those in the section entitled “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K, which may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed in or implied by those statements. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time or otherwise, except as required by law.
Overview
We develop, manufacture, market and sell advanced radiation therapy solutions to treat a wide range of cancer types. We market and sell our products to hospitals and cancer treatment centers in the Americas, Europe, the Middle East and Asia-Pacific and offer customer support services in each region either directly or through distributors.
The treatment systems in our TomoTherapy product offering (collectively, the System or Systems) operate on a ring gantry and combine integrated CT imaging with conformal radiation therapy to deliver sophisticated radiation treatments with speed and precision while reducing radiation exposure to surrounding healthy tissue. Our Systems include: (1) the Hi Art treatment system; (2) the TomoHD treatment system; and (3) the TomoMobile relocatable radiation therapy solution. The Hi Art treatment system is our flagship product and has been used since 2003 to deliver CT-guided, helical intensity-modulated radiation therapy (IMRT) treatment fractions. The TomoHD treatment system was announced in October 2009, was first shipped in the fourth quarter of 2010, and includes both our TomoHelical and TomoDirect treatment modalities to enable cancer centers to treat a broader patient population with a single device. The TomoMobile relocatable radiation therapy solution, first shipped in late 2009, consists of a standard TomoTherapy treatment system housed in a movable coach and is designed to improve the access and availability of state-of-the-art cancer care.
For the years ended December 31, 2010 and 2009, our revenue was $195.4 million and $164.0 million, respectively, an increase of 19%, and our net loss attributable to shareholders was $29.9 million and $37.4 million, respectively, a decrease of 20%. Our results of operations for the year ended December 31, 2010 improved compared to the year ended December 31, 2009 despite the continued impact of the global economic downturn, limited credit availability for our customers and enhanced competitive pressure. Although we experienced a net loss in the year ended December 31, 2010, we had a working capital balance, which is calculated by subtracting our current liabilities from our current assets, of $135.1 million, including $152.1 million of cash, cash equivalents and short-term investments, as of December 31, 2010. Thus, we believe we will be able to fund ongoing operations and invest in future product offerings for at least the next 12 months.
During 2008, we acquired 100% of the outstanding capital stock of Twin Peak, a privately-held company based in Chengdu, China, for consideration of approximately $3.1 million. In December 2009, we installed our first System containing a Twin Peak linear accelerator. We believe Twin Peak will be a lower-cost alternative and secondary source of supply for linear accelerators, a critical component of the System.

Despite continued economic uncertainty during the year ended December 31, 2010, we are encouraged by the improvements in our financial results and we remain confident in the future commercial demand for our technology and product offerings due to planned new products, product enhancements and anticipated growth in global demand for CT image-guided radiation therapy equipment.
Factors Affecting Our Financial Performance
Our financial performance is significantly affected by the following factors:
Incoming orders
Because we sell high-priced capital equipment with a transaction cycle that can take many months between customer order and delivery, an important measure of our future financial performance is the dollar value of incoming orders for equipment. During the year ended December 31, 2010, we experienced a 57% increase in incoming orders as compared to the year ended December 31, 2009, despite the continued impact of the global economic downturn, limited credit availability for our customers and increased competitive pressure. We believe this increase in orders is the result of improvements generated by the transition in sales leadership we implemented during 2009 and 2010, recent product introductions and the successful execution of our global sales and marketing initiatives.
Despite the significant increase in new orders in 2010, we still face a number of risks that could negatively impact our incoming orders in the future. Since the System is a major capital expenditure, our customers may require funding through a credit facility or lease arrangement. In the current economic environment, some customers may have difficulty obtaining the necessary credit or may be subject to increased constraints on their use of available cash. In addition, the current economic environment may cause potential new customers to delay placing capital equipment orders or to purchase equipment that is less costly.
We continued to experience heightened competition in the marketplace during the year ended December 31, 2010. To counter this competitive pressure, we continue our efforts to improve the quality and effectiveness of our sales force, maintain our focus on group purchasing organizations and national accounts, continue our emphasis on regional user meetings and expand our product features. Furthermore, we believe continued innovation and expansion of our clinical capabilities will extend our technology leadership position, increase our prospects for greater market share and generate revenue growth.
Backlog
As of December 31, 2010, we had a backlog of $133.0 million, the majority of which we believe should convert to revenue within the next 12 months. We define backlog as the total contractual value of all firm orders received for Systems and related options that we believe are likely to ship within 24 months, plus the minimum payments that are contractually obligated under system rental agreements. To be included in backlog, orders must be evidenced by a signed quotation or a purchase order from the customer or distributor. Backlog does not include any revenue from service contracts, which represents a growing portion of our overall revenue.
On a regular basis, we review our open orders to determine if they meet our backlog definition by evaluating various factors including site identification, requested delivery date and customer or distributor history. If they no longer meet our backlog definition, we remove the orders from our backlog.

Revenue
Product revenue
The majority of our product revenue is generated from sales of the Systems. We negotiate the actual purchase price with each customer or distributor and, historically, the purchase price has varied across geographic regions.
We are starting to see modest improvement in the market, most notably in the Americas, which has historically been our largest market, including an increase in new orders for the year ended December 31, 2010 compared to the year ended December 31, 2009. Despite lower backlog, we expect our 2011 revenue to improve in comparison to 2010 revenue due to a higher number of incoming orders being delivered within the year. We continue to be confident in the future commercial demand for our technology and product offerings due to our new products, new features and anticipated growth in demand for CT image-guided radiation therapy equipment.
Our revenue projections can be impacted by a number of factors, including the following:
•
On average, the Systems are shipped to customers within 12 months after we receive the order. However, individual orders may take longer than 12 months to ship. Timing of deliveries can be affected by factors outside of our control, such as construction delays at customer project sites and customer credit issues. For direct and non-certified distributor sales, we recognize revenue upon end customer acceptance of the System, which usually occurs three to four weeks after its delivery. For certified distributor sales, we recognize revenue upon title transfer of the System to the certified distributor, as the Company’s only remaining obligation is its post-installation warranty services to the distributor. Each System installation represents a significant percentage of our revenue for the period in which it occurs.

•
Our geographic mix of customers may impact our average selling prices. We intend to continue to expand our international selling efforts, although we cannot be certain about the impact this will have on pricing. As of December 31, 2010, we did not have a hedging program in place to offset foreign exchange risk and, therefore, cannot be certain of how foreign currency exchange rates will impact our financial results in the future.

•
Our ability to demonstrate the clinical benefits of the Systems compared to competing systems is an important factor in our ability to increase market demand for the Systems. To compete effectively, we may need to offer additional features that could require substantial additional resources to develop.

•
Our focus on sales to group purchasing organizations (GPOs) and multi-center customers may result in our lowering selling prices, as these customers tend to negotiate quantity discounts. Orders from these customers may remain in backlog longer than those from customers who place single unit orders, as units sold to multi-center customers tend to install sequentially over a longer period of time.

•
The Systems are major capital equipment items that represent a significant purchase for most of our customers. While we believe macroeconomic conditions are improving, our customers remain cautious and, as a result, may choose to delay some of their capital spending or may not have or be able to obtain the funds necessary to purchase equipment such as the Systems. These factors may have a material adverse effect on our incoming orders and subsequent revenue recognition.

Also included in our product revenue are sales of optional equipment and software enhancements. Because we plan to further develop the Systems by adding upgraded features, we expect continued revenue growth from sales of optional equipment and software enhancements to new and existing customers.

Service revenue
Our service revenue is generated primarily from post-warranty service contracts and the sale of service spare parts. Our service contracts may be purchased with one- or multiple-year terms and for a variety of service levels, giving our customers the option to contract for the level of support they desire. As of December 31, 2010, our most popular service plan continued to be our Total TLC Service Package (Total TLC). Under Total TLC, we provide customers with full spare parts coverage, including installation service by our field service engineers, full scheduled maintenance and unplanned repair service. We recognize service contract revenue ratably over the term of the contract. We generally recognize revenue from spare parts, which are primarily sold to our distributors, upon delivery. As the number of installed Systems continues to grow, we expect growth in our revenue from post-warranty service contracts.
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
Cost of revenue
Cost of revenue includes all of our manufacturing and service costs. It consists of material, labor and overhead costs incurred in manufacturing the Systems. It also includes the cost of shipping the Systems to the customer site, installation costs, warranty provisions and royalty payments to Wisconsin Alumni Research Foundation (WARF), one of our shareholders. Finally, cost of revenue includes the customer support expenses required to service and repair the System during both the warranty and service contract periods.
In future periods, we expect to improve our gross margins through the following initiatives:
•
Service and support expenses. We have certain individual service contracts that produce negative gross profit margins for which we have recorded a reserve for the related estimated future losses. We anticipate the number of contracts producing negative margins will decline as we further our efforts to reduce the overall average direct service costs per installed System. We expect to continue to improve service contract margins by leveraging our service infrastructure costs over a larger installed base, implementing remote diagnostic functionalities, outsourcing certain tasks when cost-effective and feasible, introducing component design changes aimed at reducing costs, increasing longevity and improving serviceability of our components, increasing the price for some of our older annual service contracts, and training our personnel to improve their problem-solving capabilities. Additionally, we invested $2.4 million in our “Fast Track” program during 2010. This program targeted selected systems in the field for upgrades of certain technology. While it increased our cost of revenue in 2010, this program is expected to reduce the cost to service the targeted systems in future periods. We believe that achieving success in these initiatives should also lead to reduced warranty costs and improved System performance.

•
Component supply and cost. Our cost of revenue continues to be impacted by high component costs and high replacement rates. We continue efforts to develop alternate components and implement enhancements to increase the performance of components used in the System. We are also seeking to identify lower-priced components of comparable or improved performance and quality, as well as making engineering improvements to the Systems in order to reduce costs. We believe that achieving these goals will result in reduced manufacturing, warranty and service support costs in the long term.

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
We expect research and development expenses to increase during 2011 as compared to 2010, as we intend to increase our spending to support our ongoing product development initiatives. Partially offsetting this increase, we expect to capitalize more software development costs related to ongoing product development projects in 2011 as compared to 2010.
Selling, general and administrative expenses
Selling, general and administrative expenses consist of salary and benefits for executive management, sales, marketing and other corporate functions. Also included in these expenses are travel, sales commissions, trade shows and marketing materials and expenses related to accounting, legal, tax and other consulting fees.
We expect 2011 selling, general and administrative expenses to increase as compared to 2010, as we intend to increase our selling and marketing expenses to further promote our products in targeted markets.
Other income (expense)
Because we conduct business in numerous foreign jurisdictions, we are exposed to changes in foreign currency exchange rates. Foreign currency exchange rate fluctuations could materially adversely affect our business, financial condition and results of operations. Our primary exposures are related to foreign currency denominated sales and expenses in Europe. As of December 31, 2010, we did not have a hedging program in place to offset these risks.
Interest income
We expect interest income to decline in 2011 as compared to 2010, due to lower levels of investable cash.
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
When deemed necessary, we establish valuation allowances to reduce deferred tax assets to amounts more-likely-than-not to be realized. This requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets will be realized. Evidence considered during 2009, and again in 2010, included the existence of cumulative three-year losses, changes in backlog, current year loss and the negative impact of current economic conditions, which resulted in our continuing to record a valuation allowance to offset net deferred tax assets in domestic and certain foreign taxing jurisdictions.

Noncontrolling interests
Our consolidated financial statements include the accounts of CPAC. Although our ownership in CPAC is less than 50%, we are the primary beneficiary of CPAC and have consolidated CPAC, due to our overall control of CPAC’s activities and our ownership interest in CPAC. Therefore, CPAC’s outside stockholders’ interests are shown in our consolidated financial statements as “Noncontrolling interests.” If CPAC obtains additional third-party funding, we expect our ownership percentage to continue to decline.
Results of Operations
The following table sets forth certain elements from our consolidated statements of operations as a percentage of revenue for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
Revenue:
Product	72.4%	73.5%	85.5%
Service and other	27.6	26.5	14.5

Total revenue	100.0	100.0	100.0

Cost of revenue:
Product	35.6	38.3	40.2
Service and other	40.4	42.8	35.6

Total cost of revenue	76.0	81.1	75.8

Gross profit	24.0	18.9	24.2

Operating expenses:
Research and development	17.2	16.9	20.8
Selling, general and administrative	26.5	29.4	22.7

Total operating expenses	43.7	46.3	43.5

Loss from operations	(19.7)	(27.4)	(19.3)
Other income	0.9	1.3	2.8

Loss before income tax	(18.8)	(26.1)	(16.5)
Income tax expense (benefit)	0.1	(0.2)	3.4

Net loss	(18.9)%	(25.9)%	(19.9)%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Revenue
Revenue by geographic region for the years ended December 31, 2010 and 2009 was as follows (in thousands):

	Years Ended December 31,
	2010		2009
Americas (1)	$88,996	45.6%	$90,057	54.9%
Europe and Middle East	67,891	34.7	35,448	21.6
Asia-Pacific	38,476	19.7	38,526	23.5

	$195,363	100.0%	$164,031	100.0%

(1)	Americas contains revenue from the United States of $81.2 million and $82.0 million for the years ended December 31, 2010 and 2009, respectively.
Product revenue increased $20.8 million, or 17%, between periods. This increase was attributable to 16% more Systems installed and accepted during the year ended December 31, 2010 compared to the year ended December 31, 2009. Average System selling prices during the year ended December 31, 2010 decreased 2% from selling prices during the year ended December 31, 2009. This decline includes the impact of selling refurbished systems in 2010, which did not occur in 2009. Refurbished systems have a lower selling price than new systems, which drove the reduction. Additionally, we sold more optional equipment and software enhancements in 2010 as compared to 2009.
Service and other revenue increased $10.6 million, or 24%, between years. This increase was primarily attributable to an increase in service contract revenue, as we had 21% more Systems that were covered under service contracts at December 31, 2010 as compared to December 31, 2009 as well as a slight increase in the average price per contract.
No single customer accounted for more than 10% of our revenue for the year ended December 31, 2010 or 2009.
Cost of revenue
Cost of revenue increased to $148.4 million for the year ended December 31, 2010 from $133.1 million for the year ended December 31, 2009, an increase of $15.3 million, or 12%. The increase in cost of revenue was primarily due to higher product costs related to more Systems being installed and accepted and higher service and other costs to support the increase in our installed base. Our gross profit was 24.0% for the year ended December 31, 2010 compared to 18.9% for the year ended December 31, 2009. The increase in our gross profit percentage for the year ended December 31, 2010 was the result of higher System volume, an increase in higher margin option sales and improved service margin.
Product costs increased by $6.8 million, or 11%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. This increase was primarily due to higher System sales volume. While total product costs increased, margins improved due to an increase in sales of higher margin options and better leverage of fixed costs.
Total service and other costs increased by $8.6 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase was due to a 21% increase in the number of units under service contract at December 31, 2010 as compared to December 31, 2009. The increase also reflected $2.4 million we expended for our “Fast Track” program, which we believe will reduce service costs in the future, and a charge to reduce our estimate of net realizable value of certain inventory items by $2.2 million. Although service costs have increased overall, service margins have improved 15.7% year over year due to reduced employee and other service support costs per service contract.

Warranty expenses increased $1.1 million for the year ended December 31, 2010 compared to the year ended December 31, 2009, due an increase in the weighted average number of systems covered by warranty, partially offset by a reduction in the average warranty cost per system.
Research and development expenses
Research and development expenses by category for the years ended December 31, 2010 and 2009 were as follows (in thousands):

	Years Ended December 31,
	2010	2009	$ Change	% Change
System R&D	$28,374	$23,018	$5,356	23.3%
Proton Project / CPAC R&D	5,156	4,621	535	11.6

	$33,530	$27,639	$5,891	21.3%

Total research and development expenses increased $5.9 million, or 21%, between years. System research and development activities increased by $5.4 million primarily due to a $3.5 million decrease in capitalized internal software development costs, a $0.9 million increase in employee costs and a $1.7 million increase in consulting expense offset by a decrease in test system amortization of $0.6 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The proton therapy research project spending increased $0.5 million for the year ended December 31, 2010 when compared to the year ended December 31, 2009.
Selling, general and administrative expenses
Selling, general and administrative expenses increased to $51.8 million for the year ended December 31, 2010 from $48.2 million for the year ended December 31, 2009, an increase of $3.6 million, or 7%. The increase was primarily due to a $2.8 million increase in employee costs, a $0.9 million increase in trade show expenses, a $0.8 million increase in travel costs and a $0.9 million increase in legal fees. These increases were partially offset by a $1.7 million decrease in sales concessions in the year ended December 31, 2010 compared to the year ended December 31, 2009.
Other income (expense)
We had other income of $1.7 million and $2.1 million for the years ended December 31, 2010 and 2009, respectively. The $0.4 million decrease was primarily due to a $1.1 million decrease in interest income, as our investment balances and interest rates were lower during the year ended December 31, 2010 than during the year ended December 31, 2009, partially offset by the favorable impact of foreign currency exchange rates.
Income tax expense (benefit)
For the year ended December 31, 2010, we recorded an income tax expense of $0.1 million resulting in an effective income tax rate of (0.4)%. The effective tax rate for the year ended December 31, 2010 differed significantly from the statutory tax rate primarily due to recording a valuation allowance for deferred tax assets in domestic and certain foreign taxing jurisdictions that are not “more-likely-than-not” to be realized. For the year ended December 31, 2009, we recorded an income tax benefit of $(0.3) million resulting in an effective income tax rate of 0.7%, which included the aforementioned valuation allowance for deferred tax assets.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Revenue
Revenue by geographic region for the years ended December 31, 2009 and 2008 was as follows (in thousands):

	Years Ended December 31,
	2009		2008
Americas (1)	$90,057	54.9%	$135,977	66.5%
Europe and Middle East	35,448	21.6	49,588	24.2
Asia-Pacific	38,526	23.5	19,024	9.3

	$164,031	100.0%	$204,589	100.0%

(1)	Americas contains revenue from the United States of $82.0 million and $134.7 million for the years ended December 31, 2009 and 2008, respectively.
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
No single customer accounted for more than 10% of our revenue for the year ended December 31, 2009 or 2008.
Cost of revenue
Cost of revenue decreased to $133.1 million for the year ended December 31, 2009 from $155.1 million for the year ended December 31, 2008, a reduction of $22.0 million, or 14%, and, overall, our gross margin was 18.9% for the year ended December 31, 2009 compared to 24.2% for the year ended December 31, 2008. Although manufacturing period expenses increased, the increase was more than offset by decreases in product costs due to the installation and acceptance of fewer Systems in 2009 as compared to 2008, as well as lower total service and support costs and warranty expenses.
Manufacturing period expenses increased by $2.0 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This increase was primarily due to our decision to slow manufacturing activity during the first six months of 2009, which led to an increase in unabsorbed costs.
Total service and support costs decreased by $2.6 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. Although there was a $9.4 million increase in our overall service contract costs during 2009 due to the larger number of Systems under service contract at December 31, 2009 as compared to December 31, 2008, such increase was more than offset by several factors, including (a) an $11.1 million decline in service infrastructure costs, as travel and overtime expenses decreased $4.8 million due to a lower number of service repair interventions to our installed base, costs associated with component and software upgrades to the installed base decreased $3.3 million, employee costs decreased $0.7 million, as fewer employees were engaged in customer support activities, and outside services decreased $0.7 million, as we incurred additional expenses during 2008 related to our Japanese distributor transition, and (b) a $1.0 million decrease in our excess and obsolete service inventory provision due to an overall reduction in our spare parts inventory and improved inventory management.

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
Research and development expenses
Research and development expenses by category for the years ended December 31, 2009 and 2008 were as follows (in thousands):

	Years Ended December 31,
	2009	2008	$ Change	% Change
System R&D	$23,018	$33,616	$(10,598)	(31.5)%
Proton Project / CPAC R&D	4,621	8,941	(4,320)	(48.3)

	$27,639	$42,557	$(14,918)	(35.1)%

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
Income tax expense (benefit)
We recorded an income tax benefit of $(0.3) million for the year ended December 31, 2009. For the year ended December 31, 2008, we recorded income tax expense of $6.9 million. Although we had a net loss during 2008, we established a $21.1 million valuation allowance against deferred tax assets in domestic and foreign jurisdictions, which resulted in an expense rather than a benefit for the year.
Liquidity and Capital Resources
To date, we have funded our working capital and capital expenditure requirements using cash generated from sales of equity securities and, to a lesser extent, borrowings. From our inception through December 31, 2010, we obtained financing of $260.2 million primarily through public and private placements of equity securities and the exercise of stock options.
Financial Condition
Our cash, cash equivalents and short-term investments were $152.1 million at December 31, 2010, compared to $154.3 million at December 31, 2009, a decrease of $2.2 million, or 1%. Information regarding short-term investments, which totaled $28.2 million at December 31, 2010, is set forth in the following table (in thousands):

	December 31, 2010
		Unrealized	Unrealized
	Cost basis	gains	losses	Fair value
U.S. government and U.S. governmental agency securities	$20,049	$429	$—	$20,478
Corporate bonds	7,568	104	—	7,672

	$27,617	$533	$—	$28,150

Our working capital, which is calculated by subtracting our current liabilities from our current assets, was $135.1 million at December 31, 2010 compared to $161.8 million at December 31, 2009, a decrease of $26.7 million, or 16.5%. Our shareholders’ equity was $162.6 million at December 31, 2010 compared to $183.4 million at December 31, 2009, a decrease of $20.8 million, or 11.3%. The decreases in our working capital and our shareholders’ equity were primarily related to our operating loss during 2010.
In 2009, we instituted a working capital management program that focused on improving cash flow related to current assets and liabilities. This program is a significant driver behind the Company’s ability to minimize the cash use from operations. While this program has been successful, our ability to continue to generate cash from working capital in future periods is uncertain.

Cash Flows
Cash flows from operating activities
Net cash used in operating activities was $1.8 million for the year ended December 31, 2010. This included a net loss of $36.8 million, which was partially offset by the following noncash items: $9.7 million of depreciation and amortization and $7.9 million of share-based compensation. The net use of cash was further reduced by changes in operating assets and liabilities, which resulted in a source of cash of $17.4 million for the year ended December 31, 2010, largely driven by increased accounts payable due to increased manufacturing activity levels, and higher accrued expenses which resulted from a higher bonus liability and distributor-related costs at the end of 2010 as compared to the end of 2009. Additionally, customer deposits increased during 2010, due to the timing of advance System payments received from customers.
Net cash used in operating activities was $1.0 million for the year ended December 31, 2009. This included a net loss of $42.5 million, which was adjusted for the following noncash items: $10.7 million of depreciation and amortization and $6.3 million of share-based compensation. Receivables decreased by $8.8 million due to improved collections and a lower volume of System shipments and acceptances during the latter part of 2009. Inventory decreased by $14.5 million due to fewer finished and semi-finished Systems in stock at December 31, 2009 compared to December 31, 2008 and to lower service spare parts inventory, as we eliminated several of our global inventory depots in 2009. Accrued warranty decreased by $3.3 million, as our average cost to service a unit under warranty declined as a result of improved overall performance of our installed base of Systems and our base of units under warranty decreased due to a decline in Systems installed and accepted during 2009. Deferred revenue increased by $8.6 million due largely to an increase in deferred service contract revenue from our growing installed base and to an increase in the number of Systems that were awaiting customer acceptance as of December 31, 2009 compared to December 31, 2008. Customer deposits decreased by $2.2 million due to a decline in incoming orders received during 2009.
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
Cash flows from investing activities
Net cash provided by investing activities was $42.1 million for the year ended December 31, 2010. Cash expended for additions of property and equipment was $5.9 million and for other investing activities was $1.0 million. Net cash proceeds from the sales, maturities and purchases of short-term investments were $49.0 million.
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
Cash flows from financing activities
Net cash provided by financing activities was $8.7 million for the year ended December 31, 2010. Cash provided by financing activities primarily consisted of proceeds from third-party investors related to the issuance of CPAC common stock of $6.6 million, the issuance of CPAC notes payable of $0.5 million, $0.6 million in proceeds from the issuance of our common stock through our Employee Stock Purchase Plan and the exercise of stock options of $1.4 million.
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
The effect of foreign currency exchange rate changes on our cash and cash equivalents resulted in decreases of $1.1 million, $0.1 million and $1.2 million during the years ended December 31, 2010, 2009 and 2008, respectively.
Loans and Available Borrowings
On November 30, 2010, we entered into an amended revolving credit facility with M&I Marshall & Ilsley Bank under which there were no borrowings as of December 31, 2010. The available amount of the revolving credit facility is based on our maintaining certain tangible net worth and EBITDA. In the event tangible net worth and EBITDA values are not maintained at specified levels as of the end of each calendar quarter, the Bank may make corresponding adjustments in the available amount of the credit facility to a minimum of $20 million. The facility bears interest at the one-month British Bankers Association LIBOR plus an interest margin of 2.25%, adjusted based on monthly changes to such index, and payable monthly. The credit facility expires on November 30, 2011 and is collateralized by our deposit accounts. The facility requires the Company to maintain a minimum tangible net worth, a certain ratio of total liabilities to tangible net worth and a minimum level of cash and short-term investments. The Company may be considered in default upon a material adverse change in the Company’s financial condition, upon a change in ownership of 25% or more of the common stock of the Company or if the Bank believes the prospect of payment or performance of the facility is impaired. The Company was in compliance with these covenants as of December 31, 2010. The available credit as of December 31, 2010 was $30 million.

Contractual Obligations and Commitments
The following table is a summary of our long-term contractual obligations as of December 31, 2010 (in thousands):

	Payment Due by Period
		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$16,064	$3,985	$6,900	$2,881	$2,298
Notes payable	987	861	126	—	—
Twin Peak acquisition payments	1,399	1,399	—	—	—
Minimum purchase agreement (1)	4,868	3,246	1,622	—	—
Minimum royalties	1,996	715	1,281	—	—

	$25,314	$10,206	$9,929	$2,881	$2,298

(1)
Included in “Minimum purchase agreement” amounts are future purchase obligations underlying a supply agreement for the purchase of xenon gas detectors from Hitachi Medical Corporation on a non-exclusive basis; the agreement expires in June 2012. Refer to our Current Report on Form 8-K, dated September 10, 2010, for more information.

The table of contractual obligations and commitments does not include royalty payments payable to WARF under our license agreement with WARF. Under the license agreement, the amount of royalty payments due to WARF is based on the number of Systems sold and therefore cannot be determined accurately in advance. The license agreement requires a minimum annual payment of $0.3 million, which we have exceeded in recent years, as royalty expenses were $1.0 million in 2010, $0.8 million in 2009 and $1.3 million in 2008.
Unrecognized tax benefits of $5.0 million, excluding interest and penalties, are not included in the table of contractual obligations and commitments, as their resolution cannot be reasonably estimated.
Pending Litigation
Securities Litigation
On May 30, 2008 and June 10, 2008, two separate complaints were filed by certain of our shareholders in the U.S. District Court for the Western District of Wisconsin (the Court) against us and certain of our officers and all of our independent directors during the period in question. The complaints were consolidated on October 23, 2008. In the consolidated action (the 2008 Securities Litigation), the plaintiffs allege that the defendants violated the Securities Act with respect to statements made in connection with the initial and secondary public offerings of our common stock and the Exchange Act by misrepresenting our projected financial outlook during the period May 9, 2007 through April 17, 2008. The named plaintiffs, Michael Schultz, John Scala, et al., seek to represent persons who purchased our securities between those dates and who were damaged as a result of the decline in the price of our stock between those dates, allegedly attributable to the financial misrepresentations, and seek compensatory damages in an unspecified amount.
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

However, on July 28, 2010, we entered into an agreement to settle the 2008 Securities Litigation. Under the proposed settlement, the claims against us and our officers and directors stated in the Amended Complaint would be dismissed with prejudice and released in exchange for a cash payment of $5.0 million to be funded by our insurance carrier. The proposed settlement remains subject to the satisfaction of various conditions, including negotiation and execution of a final stipulation of settlement and approval by the Court following notice to members of the purported class. On September 20, 2010, the Court preliminarily approved the terms for distribution of the settlement fund, which has been placed in escrow, to purported class members, less fees awarded by the Court to class counsel, and other terms of the settlement. Class members were notified and given until January 18, 2011 to opt out of the class or file claims. Final court approval of the settlement is expected to occur in the first half of 2011.
We continue to believe that we have substantial legal and factual defenses to the allegations contained in the Amended Complaint, and we intend to pursue these defenses vigorously if the proposed settlement is not finalized and approved by the Court. If the settlement is not finalized and the 2008 Securities Litigation instead continues, although we carry insurance for these types of claims and related defense costs, a judgment significantly in excess of our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flows. As of December 31, 2010, we estimated that our potential loss from these claims and related defense costs will not exceed our insurance deductible of $0.5 million, whether or not the proposed settlement is finalized and approved by the Court.
Stockholder Derivative Actions
On May 28, 2010 and July 9, 2010, two separate derivative lawsuits were filed in the Circuit Court of Dane County in Madison, Wisconsin by certain of our shareholders against (a) certain of our officers and all of the persons who have served as our directors since May 9, 2007 (collectively, the Individual Defendants) and (b) us, as nominal defendant. In their respective complaints (together, the Complaints), each of the named plaintiffs, The Dixon Family Living Trust and David Huh, allege that all of the Individual Defendants breached their fiduciary duties and engaged in abuse of control, gross mismanagement and waste of corporate assets, and that certain Individual Defendants were unjustly enriched. The Complaints were consolidated on October 11, 2010. The allegations are substantially similar to those claims made in the 2008 Securities Litigation. The Complaints seek damages, equitable relief, restitution and disgorgement of profits, costs and disbursements of the action, and other relief the court deems proper.
In March 2010, we received two shareholder demand letters from attorneys representing other shareholders (together, the Demand Letters) containing allegations substantially similar to those made in the Complaints. To our knowledge, as of the date of this Annual Report on Form 10-K, no lawsuits have been filed against us or any Individual Defendants in connection with the Demand Letters.
On February 9, 2011, the parties entered into a Memorandum of Understanding (MOU) expressing their intention to seek court approval to settle the derivative lawsuits. Under the proposed settlement as outlined in the MOU, the claims against our officers and directors, and nominally against us asserted in both the Complaints and the Demand Letters would be dismissed with prejudice and released in exchange for an attorneys’ fees payment of $275,000, of which $25,000 would be paid by us and the remaining $250,000 by our insurance carrier, as well as implementation by us of a number of corporate governance changes. The proposed settlement remains subject to the satisfaction of various conditions, including approval by the Court and notice to the public.
We and the Individual Defendants believe that there are substantial legal and factual defenses to the allegations contained in the Complaints. Moreover, we and the Individual Defendants carry insurance for these types of claims and related defense costs. As of December 31, 2010, we estimated that we would not incur any material costs in connection with these claims or the defense thereof, given that we have already paid the applicable $0.5 million insurance deductible in connection with the 2008 Securities Litigation.

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
Operating Capital and Capital Expenditure Requirements
Our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:
•	Revenue generated from sales of Systems and service contracts;

•	The performance of the Systems operating in the field and corresponding service costs;

•	The level of investment required by our service and support organization;

•	The level of investment required for research and development activities;

•	Costs associated with our manufacturing, sales and marketing and general and administrative activities, CPAC spending; and

•	Effects of competing technological and market developments.
The global economy remains volatile and could have potentially negative effects on our near-term liquidity and capital resources, including slower collection of receivables, delays in the delivery of existing orders and postponements of incoming orders. However, we believe that our cash, cash equivalents and short-term investments as of December 31, 2010 will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. As of December 31, 2010, we had $152.1 million of cash, cash equivalents and short-term investments. We do not expect to draw on our line of credit, and we believe our financial position will remain strong through 2011. Moreover, we continue to manage our cash resources and are carefully monitoring our ongoing expenditures.
Off-Balance Sheet Arrangements
As of December 31, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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
Revenue Recognition
In September 2009, the Financial Accounting Standards Board (FASB) amended the accounting guidance on revenue recognition. Under the amended guidance (“new revenue guidance”), consideration in a multiple element arrangement may now be allocated in a manner that more closely reflects the structure of the transaction. Also, under the new revenue guidance, tangible products that contain software components essential to the functionality of the tangible product will no longer be subject to software revenue recognition.
We elected to early adopt this new revenue guidance as of January 1, 2010 on a prospective basis for applicable arrangements originating or materially modified after that date. For 2010, adoption of the new revenue guidance did not have a material impact on our consolidated financial statements and we do not expect the new revenue guidance will have a material impact on our consolidated financial statements in future periods.
We recognize revenue from System sales, including sales to distributors, and related services, when earned. Revenue is recognized when the following criteria are met: persuasive evidence of an arrangement exists, title and risk of loss have been transferred to the customer, the sales price is fixed or determinable and collection is reasonably assured.
Payments received for products prior to shipment are recorded as customer deposits. Once a System has been shipped, the related deposits are transferred to deferred revenue until the criteria for revenue recognition are satisfied.
We recognize revenue in connection with distributor sales of the System based on the distributor’s certification status. If a distributor is certified by us to provide installation, testing, training and post-installation warranty services to end customers, we recognize revenue upon shipment to that certified distributor, at which time our only remaining obligation is our post-installation warranty services to the distributor. We recognize revenue for direct sales and sales through distributors that are not certified upon receipt of the signed acceptance procedure document from the end customer. Distributors do not have any contractual right of return for Systems, and we have not accepted any System returns from any distributor.
We frequently enter into sales arrangements with customers that contain multiple elements or deliverables such as hardware and post-warranty maintenance services. For such arrangements, we allocate revenue to all deliverables based on their relative selling prices. In such circumstances, the new revenue guidance establishes a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of the selling price (ESP). Under previous guidance, in instances when evidence of VSOE of all undelivered elements exists, evidence does not exist for one or more delivered elements and the fair value of all of the undelivered elements is less than the arrangement fee, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The residual method of accounting for revenue from multiple element arrangements is no longer permitted for transactions subject to the new revenue guidance. Under the new revenue guidance, revenue allocated to each element is recognized as the element is delivered to the customer.

Payments received for post-warranty maintenance services on Systems are recorded as deferred revenue upon receipt and are recognized as revenue ratably over the term of the contract, which generally ranges from twelve to sixty months.
We sell optional software packages for which the selling price, cost and functionality are incidental to the operation of the System itself. We recognize revenue for these optional software packages when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivable is reasonably assured and delivery of the product has occurred, provided that all other criteria for revenue recognition have been met. Revenue earned on software arrangements involving multiple elements is allocated to each element using the hierarchy in the new revenue guidance.
We record all revenue net of any governmental taxes.
Inventories
Inventories are valued at the lower of cost or market, determined by the first-in, first-out method. We regularly review our inventory quantities on hand and record a provision for excess or obsolete inventory primarily based on our estimated forecast of product demand and existing product configurations. Our inventories may become obsolete due to the rapid technological change in our industry. As changes to the System are released, a determination must be made to identify any parts that are no longer useful. If a part is determined to be obsolete, a reserve is recorded for the value of the inventory of such on hand. We also forecast usage and compare this with the quantity of parts on hand. Additionally, we periodically reclaim select parts from a system as part of our warranty and service activities. These parts can be refurbished and reused in future warranty and service activities, so we estimate the fair value of these parts and record them as inventory, less an allowance for the estimated costs to refurbish. We regularly review the estimate of fair value of these parts and reduce the carrying value of our inventories for differences between the cost and estimated net realizable value, taking into consideration usage in the preceding twelve months, expected demand, technological obsolescence and other information.
Warranty Obligations
We warrant the Systems for a contractually determined period, typically twelve months, following customer acceptance. Upon revenue recognition of each System sale, we accrue a warranty obligation liability for the expected costs. The accrued warranty obligation costs, which are recorded to cost of revenue, represent our best estimate of the total costs that we expect to incur to repair or replace parts that fail while a System is under warranty. We monitor warranty costs both to update the historical trend data and to determine if the accrued balance is sufficient to meet our outstanding warranty obligations.
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

During 2008, we recorded a 100% valuation allowance reserve against our net deferred tax assets in domestic and certain foreign jurisdictions. We assessed both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The valuation allowance was established based on our three-year cumulative net loss as of December 31, 2008 and our near-term financial forecasts. As a result, we believe that there is a more likely than not possibility that we will not be able to realize the net deferred tax assets during the foreseeable future. During 2010 and 2009, we maintained a full valuation allowance against net deferred tax assets in domestic and certain foreign jurisdictions primarily based on the substantial book loss incurred during each of those years.
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
Investment in CPAC
Our consolidated financial statements include the accounts of TomoTherapy Incorporated, its wholly-owned subsidiaries and CPAC. Although our ownership in CPAC is less than 50%, we have consolidated CPAC, as Tomo is the primary beneficiary of CPAC, due to its overall control of CPAC’s activities and Tomo’s ownership interest. Therefore, CPAC’s outside stockholders’ interests are shown in our consolidated financial statements as “Noncontrolling interests.” Intercompany balances and transactions have been eliminated in consolidation.
Share-Based Compensation
Share-based compensation to employees, including grants of employee stock options and stock sold pursuant to employee stock purchase plans, is measured at fair value and expensed in the consolidated statements of operations over the service period of the grant, which is generally the vesting period. We use the Black-Scholes option-pricing model to value stock options. We use the historical stock prices of a peer group of companies as the basis for our volatility assumptions. The assumed risk-free rates are based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. We employ the simplified method of estimating the expected term of the options, as we do not have significant historical experience. The forfeiture rate is based on past history of forfeited options. The expected dividend yield is based on our history of not paying dividends. We continue to account for options issued prior to January 1, 2006 under an intrinsic value method.
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

Recent Accounting Pronouncements
In June 2009, the FASB issued revised guidance for the accounting of variable interest entities. This revised guidance replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits from the entity that could be potentially significant to the variable interest entity. The accounting guidance also requires an ongoing reassessment of whether an enterprise is the primary beneficiary and requires additional disclosures about an enterprise’s involvement in variable interest entities. The adoption of this accounting guidance, which became effective for us in 2010, did not have a material impact on our consolidated financial statements.
In January 2010, the FASB amended its guidance for disclosures about fair value measurements by requiring disclosures about transfers of assets in and out of Levels 1 and 2, and activity in Level 3 fair value measurements, within the three-tier fair value hierarchy. The disclosure requirements in the amended guidance are effective for annual reporting periods beginning after December 15, 2010, and should be used for interim and annual reporting periods. These disclosures did not have a material effect on our consolidated financial statements and it is expected that these disclosures will not have a material effect on our consolidated financial statements in future periods.
In July 2010, the FASB amended its guidance on disclosures for financing receivables with the intention of providing additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosure requirements in the amended guidance that are as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of this accounting guidance did not have a material effect on end of year reporting disclosures in our consolidated financial statements. It is expected that disclosures about activity will not have a material effect on our consolidated financial statements in future periods.

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

Foreign Currency Exchange Rate Risk
A significant portion of our sales and expenses historically have been denominated in U.S. dollars. Although the percentage of sales denominated in foreign currencies has risen in 2010 and we anticipate this trend may continue, we have not experienced significant foreign currency exchange gains or losses to date. For the year ended December 31, 2010, approximately 30% of our product revenue was derived from contracts denominated in Euros, Swiss Francs, Canadian Dollars, British Pounds and Swedish Krona. For the year ended December 31, 2009, approximately 20% of our product revenue was derived from contracts denominated in Euros, Swiss Francs, Canadian Dollars, British Pounds and Swedish Krona. We operate and staff an office in Brussels, Belgium and have multiple international subsidiaries, for which we incur foreign currency-denominated expenses that are paid directly from the U.S. These expenses represented approximately 24% of our total operating expenses in 2010. We currently do not hedge our foreign currency exchange rate risk, since the exposure has not been material to our historical operating results. To date, our Euro-denominated sales orders have included significant down payments, limiting the need to hedge the related currency exchange rate risk. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Systems outside the United States. To the extent that we can predict the timing of payments under these contracts, we may engage in hedging transactions to mitigate such risks in the future.
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
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of TomoTherapy Incorporated and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of Valuation and Qualifying Accounts as of and for the years ended December 31, 2010 and 2009, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
March 3, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
TomoTherapy Incorporated
We have audited the accompanying consolidated statements of operations, shareholders’ equity (deficit), and cash flows of TomoTherapy Incorporated (a Wisconsin corporation) and subsidiaries (the Company) for the year ended December 31, 2008. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the Company's operations and cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP
Milwaukee, Wisconsin
March 12, 2009 (except for the retrospective adoption of new accounting guidance related to noncontrolling interests described in Note B, as to which the date is March 11, 2010)

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents (CPAC balances of $333 and $1,590)	$123,905	$76,108
Short-term investments	28,150	78,225
Receivables, net of allowances of $340 and $736 (CPAC balances of $244 and $0)	32,850	33,559
Inventories, net	49,270	47,669
Prepaid expenses and other current assets (CPAC balances of $74 and $494)	1,816	3,633

Total current assets	235,991	239,194
Property and equipment, net (CPAC balances of $2,941 and $555)	22,026	18,628
Other non-current assets, net (CPAC balances of $106 and $30)	11,545	12,429

TOTAL ASSETS	$269,562	$270,251

LIABILITIES AND EQUITY
Accounts payable (CPAC balances of $103 and $24)	$13,405	$6,269
Notes payable (CPAC balances of $530 and $0)	530	—
Accrued expenses (CPAC balances of $647 and $20)	30,388	19,588
Accrued warranty	5,045	4,173
Deferred revenue	34,033	34,145
Customer deposits	17,483	13,266

Total current liabilities	100,884	77,441
Other non-current liabilities (CPAC balances of $16 and $18)	2,477	5,475

TOTAL LIABILITIES	103,361	82,916

COMMITMENTS AND CONTINGENCIES (NOTE H)

Preferred stock, authorized 10,000,000 shares of $1 par value; no shares issued and outstanding	—	—
Common stock, authorized 200,000,000 shares of $0.01 par value; 56,210,249 and 53,980,728 shares issued; 56,076,124 and 53,938,955 shares outstanding	531	515
Additional paid-in capital	677,106	667,177
Treasury stock, at cost; 134,125 and 41,773 shares	(454)	(137)
Accumulated other comprehensive loss	(803)	(268)
Accumulated deficit	(513,787)	(483,863)

Total shareholders’ equity	162,593	183,424
Noncontrolling interests	3,608	3,911

TOTAL EQUITY	166,201	187,335

TOTAL LIABILITIES AND EQUITY	$269,562	$270,251

The accompanying notes are an integral part of these consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
Revenue:
Product	$141,353	$120,571	$174,929
Service and other	54,010	43,460	29,660

Total revenue	195,363	164,031	204,589

Cost of revenue:
Product	69,561	62,801	82,224
Service and other	78,865	70,284	72,859

Total cost of revenue	148,426	133,085	155,083

Gross profit	46,937	30,946	49,506

Operating expenses:
Research and development	33,530	27,639	42,557
Selling, general and administrative	51,791	48,180	46,336

Total operating expenses	85,321	75,819	88,893

Loss from operations	(38,384)	(44,873)	(39,387)
Other income (expense):
Interest income	1,492	2,586	4,754
Interest expense	(36)	(58)	(49)
Other income (expense), net	229	(420)	1,023

Total other income	1,685	2,108	5,728

Loss before income tax	(36,699)	(42,765)	(33,659)
Income tax expense (benefit)	142	(288)	6,931

Net loss	(36,841)	(42,477)	(40,590)
Noncontrolling interests	6,917	5,107	7,102

Net loss attributable to shareholders	$(29,924)	$(37,370)	$(33,488)

Weighted-average common shares outstanding — basic and diluted	52,034	50,777	50,199

Loss per common share — basic and diluted	$(0.58)	$(0.74)	$(0.67)

The accompanying notes are an integral part of these consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(36,841)	$(42,477)	$(40,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,746	10,664	8,682
Share-based compensation	7,921	6,271	4,731
Deferred income tax expense (benefit)	10	(402)	7,269
Other noncash items	10	175	167
Changes in operating assets and liabilities:
Receivables, net	1,712	8,782	1,868
Inventories, net	(2,957)	14,492	(10,269)
Other assets	(577)	(1,214)	(416)
Accounts payable	7,134	(1,536)	(9,836)
Accrued expenses	9,382	1,137	(4,718)
Accrued warranty	872	(3,258)	(542)
Deferred revenue	(2,468)	8,580	12,466
Customer deposits	4,216	(2,228)	(4,815)
Other liabilities	47	54	295

Net cash used in operating activities	(1,793)	(960)	(35,708)

Cash flows from investing activities:
Purchases of property and equipment	(5,856)	(1,987)	(7,596)
Purchases of test systems	—	—	(2,777)
Purchases of short-term investments	—	(7,499)	(131,881)
Proceeds from sales and maturities of short-term investments	48,952	17,376	44,416
Other investing activities	(1,032)	(4,222)	(2,217)

Net cash provided by (used in) investing activities	42,064	3,668	(100,055)

Cash flows from financing activities:
Payments on notes payable	(136)	(135)	(114)
Proceeds from employee stock purchase plan	619	560	540
Repurchases of common stock	(317)	(137)	—
Proceeds from exercises of stock options and warrants	1,385	423	1,429
Proceeds from issuance of CPAC notes payable	530	—	—
Proceeds from issuance of CPAC common stock	6,586	6,863	9,257

Net cash provided by financing activities	8,667	7,574	11,112
Effect of exchange rate changes on cash and cash equivalents	(1,141)	(141)	(1,162)

Increase (decrease) in cash and cash equivalents	47,797	10,141	(125,813)
Cash and cash equivalents at beginning of year	76,108	65,967	191,780

Cash and cash equivalents at end of year	$123,905	$76,108	$65,967

Supplemental disclosure of cash flow information:
Interest paid	$39	$56	$70
Income taxes paid	713	296	386

Supplemental disclosure of noncash investing activities and financing activities:
Leasehold improvements funded by landlord	$113	$228	$143
The accompanying notes are an integral part of these consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Shareholders’ Equity (Deficit)
						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Interests	Equity
Balance at December 31, 2007	49,741	$497	$652,688	2	$—	$(523)	$(413,005)	$—	$239,657
Net loss	—	—	—	—	—	—	(33,488)	(7,102)	(40,590)
Other comprehensive income	—	—	—	—	—	725	—	—	725

Comprehensive loss									(39,865)

Issuance of common stock	270	3	537	—	—	—	—	9,257	9,797
Issuance of restricted stock	1,494	—	—	—	—	—	—	—	—
Exercise of stock options and common stock warrants	559	6	1,423	—	—	—	—	—	1,429
Share-based compensation expense	—	—	4,731	—	—	—	—	—	4,731

Balance at December 31, 2008	52,064	$506	$659,379	2	$—	$202	$(446,493)	$2,155	$215,749

Net loss	—	—	—	—	—	—	(37,370)	(5,107)	(42,477)
Other comprehensive loss	—	—	—	—	—	(470)	—	—	(470)

Comprehensive loss									(42,947)

Issuance of common stock	262	3	557	—	—	—	—	6,863	7,423
Repurchases of common stock	(40)	—	—	40	(137)	—	—	—	(137)
Issuance of restricted stock	1,493	4	(4)	—	—	—	—	—	—
Exercise of stock options and common stock warrants	160	2	421	—	—	—	—	—	423
Share-based compensation expense	—	—	6,271	—	—	—	—	—	6,271
Income tax benefit related to stock options	—	—	553	—	—	—	—	—	553

Balance at December 31, 2009	53,939	$515	$667,177	42	$(137)	$(268)	$(483,863)	$3,911	$187,335

Net loss	—	—	—	—	—	—	(29,924)	(6,917)	(36,841)
Other comprehensive loss	—	—	—	—	—	(535)	—	—	(535)

Comprehensive loss									(37,376)

Issuance of common stock	209	2	617	—	—	—	—	6,586	7,205
Repurchases of common stock	(92)	(1)	1	92	(317)	—	—	—	(317)
Issuance of restricted stock	1,550	10	(10)	—	—	—	—	—	—
Exercise of stock options	470	5	1,352	—	—	—	—	—	1,357
Issuance of stock warrants	—	—	—	—	—	—	—	28	28
Share-based compensation expense	—	—	7,921	—	—	—	—	—	7,921
Income tax benefit related to stock options	—	—	48	—	—	—	—	—	48

Balance at December 31, 2010	56,076	$531	$677,106	134	$(454)	$(803)	$(513,787)	$3,608	$166,201

The accompanying notes are an integral part of these consolidated statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — DESCRIPTION OF BUSINESS
The organization is comprised of TomoTherapy Incorporated, a Wisconsin corporation (Tomo), its wholly-owned subsidiaries and its minority-owned affiliate (collectively, together with Tomo, the Company). Tomo and its wholly-owned subsidiaries (TomoTherapy) develop, manufacture, market and sell advanced radiation therapy solutions to treat a wide range of cancer types. The treatment systems in TomoTherapy’s platform (collectively, the System or Systems) include: (1) the Hi Art treatment system, which delivers CT-guided, helical intensity-modulated radiation therapy (IMRT) treatment fractions, (2) the TomoHD treatment system, which includes both the TomoHelical and TomoDirect treatment modalities, and (3) the TomoMobile treatment system, which is a relocatable radiation therapy solution. TomoTherapy markets and sells its products to hospitals and cancer treatment centers in the Americas, Europe, the Middle East and Asia-Pacific. Compact Particle Acceleration Corporation (CPAC), Tomo’s controlled, minority-owned affiliate, is an enterprise focused on the development of a proton therapy system.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The Company’s consolidated financial statements include the accounts of CPAC. Although Tomo’s ownership in CPAC is less than 50%, it has consolidated CPAC, as Tomo is the primary beneficiary of CPAC, due to its overall control of CPAC’s activities and Tomo’s ownership interest in CPAC. CPAC’s outside stockholders’ interests are shown in the Company’s condensed consolidated financial statements as “Noncontrolling interests.” Intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the years presented. Actual results could differ from those estimates.
Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate their respective fair values. The fair value of short-term investments is based on quoted prices for similar items in active markets.
Receivables, net
The Company’s receivables, which are mainly due from hospitals and cancer treatment centers, arise from the sale of goods and services, and generally have contractual maturities of one year or less. Credit is extended based on evaluation of a customer’s financial condition, and collateral is not generally required. Accounts receivable are due in accordance with contract terms and are considered past due if not paid within 30 days of contract terms. In addition, the Company frequently enters into sales contracts for the Systems that require advance payments from customers. The Company’s allowance for doubtful accounts reflects its best estimate of probable losses inherent in its accounts receivable balance. The Company determined the allowance based on known troubled accounts, historical experience and other available evidence.

TOMOTHERAPY INCORPORATED AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue Recognition
In September 2009, the Financial Accounting Standards Board (FASB) amended the accounting guidance on revenue recognition. Under the amended guidance (“new revenue guidance”), consideration in a multiple element arrangement may now be allocated in a manner that more closely reflects the structure of the transaction. Also, under the new revenue guidance, tangible products that contain software components essential to the functionality of the tangible product will no longer be subject to software revenue recognition.
The Company elected to early adopt this new revenue guidance as of January 1, 2010 on a prospective basis for applicable arrangements originating or materially modified after that date. For 2010, adoption of the new revenue guidance did not have a material impact on its consolidated financial statements, and the Company does not expect the new revenue guidance will have a material impact on its consolidated financial statements in future periods.
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
The Company recognizes revenue in connection with distributor sales of Systems based on the distributor’s certification status. If a distributor is certified by the Company to provide installation, testing, training and post-installation warranty services to end customers, the Company recognizes revenue upon shipment to that certified distributor, at which time the Company’s only remaining obligation is its post-installation warranty services to the distributor. The Company recognizes revenue for direct sales and sales through distributors that are not certified upon receipt of the signed acceptance procedure document from the end customer. Distributors do not have any contractual right of return for Systems, and the Company has not accepted any System returns from any distributor.
The Company frequently enters into sales arrangements with customers that contain multiple elements or deliverables such as hardware and post-warranty maintenance services. For such arrangements, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the new revenue guidance establishes a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of the selling price (ESP). Under previous guidance, in instances when evidence of VSOE of all undelivered elements exists, evidence does not exist for one or more delivered elements and the fair value of all of the undelivered elements is less than the arrangement fee, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The residual method of accounting for revenue from multiple element arrangements is no longer permitted for transactions subject to the new revenue guidance. Under the new revenue guidance, revenue allocated to each element is recognized as the element is delivered to the customer.
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

TOMOTHERAPY INCORPORATED AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Share-Based Compensation
Share-based compensation to employees, including grants of employee stock options, restricted stock awards and stock sold pursuant to employee stock purchase plans, is measured at fair value and expensed in the consolidated statements of operations over the service period of the grant, which is generally the vesting period. The Company uses the Black-Scholes option-pricing model to value stock options. The Company uses historical stock prices of a peer group of companies as the basis for its volatility assumptions. The assumed risk-free rates are based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The Company employs the simplified method of estimating the expected term of the options, as the Company does not have significant historical experience. The forfeiture rate is based on past history of forfeited options. The expected dividend yield is based on the Company’s history of not paying dividends. The Company continues to account for options issued prior to January 1, 2006 under an intrinsic value method.
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

TOMOTHERAPY INCORPORATED AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The products currently under development by the Company may require clearance by the U.S. Food and Drug Administration (FDA) or other international regulatory agencies prior to commercial sales. There can be no assurance that the Company’s products will receive the necessary clearance. Denial or delay of such clearance could have a material adverse impact on the Company.
Recent Accounting Pronouncements
In June 2009, the FASB issued revised guidance for the accounting of variable interest entities. This revised guidance replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits from the entity that could be potentially significant to the variable interest entity. The accounting guidance also requires an ongoing reassessment of whether an enterprise is the primary beneficiary and requires additional disclosures about an enterprise’s involvement in variable interest entities. The adoption of this accounting guidance, which became effective for the Company in 2010, did not have a material impact on the Company’s consolidated financial statements.
In January 2010, the FASB amended its guidance for disclosures about fair value measurements by requiring disclosures about transfers of assets in and out of Levels 1 and 2, and activity in Level 3 fair value measurements, within the three-tier fair value hierarchy. The disclosure requirements in the amended guidance are effective for annual reporting periods beginning after December 15, 2010, and should be used for interim and annual reporting periods. These disclosures did not have a material effect on the Company’s consolidated financial statements and it is expected that these disclosures will not have a material effect on the Company’s consolidated financial statements in future periods.
In July 2010, the FASB amended its guidance on disclosures for financing receivables with the intention of providing additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosure requirements in the amended guidance that are as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of this accounting guidance did not have a material effect on end of year reporting disclosures in the Company’s consolidated financial statements. It is expected that disclosures about activity will not have a material effect on the Company’s consolidated financial statements in future periods.
NOTE C — SUPPLEMENTAL FINANCIAL INFORMATION
Cash and Cash Equivalents
The Company considers all highly liquid interest-earning investments with original maturities of three months or less to be cash equivalents. The balance in the Company’s foreign cash accounts was $6.9 million and $5.9 million at December 31, 2010 and 2009, respectively.

TOMOTHERAPY INCORPORATED AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Investments consisted of the following (in thousands):

	December 31, 2010
		Unrealized	Unrealized
	Cost basis	gains	losses	Fair value
U.S. government and U.S. governmental agency securities	$20,049	$429	$—	$20,478
Corporate bonds	7,568	104	—	7,672

	$27,617	$533	$—	$28,150

	December 31, 2009
		Unrealized	Unrealized
	Cost basis	gains	losses	Fair value
U.S. government and U.S. governmental agency securities	$60,531	$1,043	$—	$61,574
Corporate bonds	16,334	317	—	16,651

	$76,865	$1,360	$—	$78,225

The remaining maturities of investments in debt securities were as follows (in thousands):

	December 31, 2010		December 31, 2009
	Cost basis	Fair value	Cost basis	Fair value
Due in one year or less	$18,658	$18,884	$48,345	$48,809
Due after one year through five years	8,959	9,266	28,520	29,416

	$27,617	$28,150	$76,865	$78,225

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
As of December 31, 2010 and 2009, the Company’s financial assets, which consist of its investments, were measured at fair value employing Level 2 inputs.
Sales of short-term investments resulted in immaterial gross gains and losses for the years ended December 31, 2010, 2009 and 2008.

TOMOTHERAPY INCORPORATED AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Some inventory is returned to the Company as part of its warranty and service activities, and refurbished. This refurbished inventory, once fully repaired and tested, is functionally equivalent to new production but may have a reduced useful life, and is utilized to satisfy the Company’s requirements under its warranty and service contracts. This inventory is valued at estimated fair value, and an allowance is also made for estimated refurbishment costs. In the fourth quarter of 2010 the Company recorded a charge to cost of revenue of $2.2 million to reduce our estimate of the net realizable value of certain refurbished inventory.
As of December 31, 2010 and 2009, the Company had an inventory allowance of $4.7 million and $5.1 million, respectively, which is primarily related to service spare parts inventory.
Net inventories consisted of the following (in thousands):

	December 31,
	2010	2009
Raw materials	$38,479	$40,091
Work-in-process	4,004	1,847
Finished goods	6,787	5,731

	$49,270	$47,669

Property and Equipment, net
Property and equipment consisted of the following (in thousands):

	December 31,
	2010	2009
Furniture and equipment	$17,594	$12,497
Computer equipment	6,780	6,290
Computer software	8,569	8,460
Leasehold improvements	10,038	9,785
In process	2,801	14

	45,782	37,046
Less: Accumulated depreciation and amortization	(23,756)	(18,418)

	$22,026	$18,628

Property and equipment are recorded at cost and are depreciated using the straight-line method over the following estimated useful lives:

Furniture and equipment	5 to 10 years
Computer equipment and software	3 to 5 years
Leasehold improvements	Lesser of useful life or the remaining lease term
Depreciation expense associated with property and equipment was $5.6 million, $6.1 million and $5.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

TOMOTHERAPY INCORPORATED AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Intangible Assets
Included in other non-current assets are intangible assets which consisted of the following (in thousands):

	December 31,
	2010		2009		Estimated
		Accumulated		Accumulated	Useful
	Cost	Amortization	Cost	Amortization	Life-Years
Capitalized software	$4,341	$1,484	$4,204	$311	2-4
Patents	2,199	684	1,647	359	10
Purchased intellectual property	1,097	238	1,059	124	10
Japanese sales license	3,640	1,456	3,640	728	5
Other	270	211	261	95	2-5

	$11,547	$4,073	$10,811	$1,617

The Company generated patents of $0.6 million in 2010 and $0.4 million in 2009 and capitalized software of $0.1 million in 2010 and $3.6 million in 2009 to maintain the competitiveness of its products. The purchased intellectual property and the Japanese sales license were acquired in 2008.
Intangible assets are amortized on the straight-line method over the estimated useful lives. Amortization expense for intangible assets was $2.4 million, $1.3 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008.
At December 31, 2010, estimated amortization for each of the succeeding years on intangible assets is as follows:

Years Ended December 31,
2011	$2,461
2012	2,437
2013	1,258
2014	352
2015	342
Thereafter	624

$7,474

Long-lived Assets
The Company reviews long-lived assets, including test systems, property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analysis necessarily involves significant judgment. No impairment losses were recorded on the Company’s long-lived assets during the years ended December 31, 2010 and 2009.
The Company’s foreign-based long-lived assets were $3.6 million and $2.0 million at December 31, 2010 and 2009, respectively.
Test systems, included with other non-current assets, net, at December 31, 2010 and 2009 had a cost of $15.9 million and $14.7 million, respectively, and accumulated depreciation of $13.2 million and $11.5 million, respectively. Test equipment is depreciated on the straight-line method over three years. Depreciation expense was $1.7 million, $3.3 million and $3.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

TOMOTHERAPY INCORPORATED AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2010	2009
Commissions, severance and payroll-related	$3,835	$4,531
Bonuses	6,161	1,705
Distributor-related costs	7,879	5,343
Tax related	6,093	3,388
Other	6,420	4,621

	$30,388	$19,588

Accrued Warranty
The Company’s sales terms include a warranty that generally covers the first year of System operation and is based on terms that are generally accepted in the marketplace. The Company records a current liability for the expected cost of warranty-related claims at the time of sale.
The following table presents changes in the Company’s product warranty liability (in thousands):

	Years Ended December 31,
	2010	2009	2008
Balance, beginning of period	$4,173	$7,431	$7,973
Charged to cost of revenue	7,480	7,801	11,049
Charged to selling, general and administrative	—	282	—
Adjustments related to change in estimate	(1,521)	(3,112)	1,180
Actual product warranty expenditures	(5,087)	(8,229)	(12,771)

Balance, end of period	$5,045	$4,173	$7,431

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
Deferred revenue with expected recognition dates of greater than one year are classified in the consolidated financial statements as “Other non-current liabilities.” As of December 31, 2010 and 2009, the Company’s non-current deferred revenue was $0.8 million and $2.7 million, respectively.
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

TOMOTHERAPY INCORPORATED AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company has entered into research collaboration agreements with selected hospitals, cancer treatment centers, academic institutions and research institutions worldwide. These agreements support the Company’s internal research and development capabilities. Costs related to any of the Company’s research collaboration agreements are recorded as a prepayment and amortized over the duration of such agreement. For years ended December 31, 2010, 2009 and 2008, the Company amortized research collaboration expenses of $0.8 million, $0.9 million and $0.7 million, respectively.
Advertising Expenses
For the years ended December 31, 2010, 2009 and 2008, the Company charged advertising costs of $0.5 million, $0.3 million, and $0.2 million, respectively, to selling, general and administrative expense as incurred.
Foreign Currency
The Company’s international subsidiaries use their local currencies as their functional currencies. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at weighted-average exchange rates during the year. Resulting translation adjustments are reflected in the consolidated financial statements as “Other comprehensive income (loss).” Foreign currency transaction gains and losses are included as a component of other income and expense. The Company’s foreign currency transaction gains or losses consisted of a gain of $0.2 million, a loss of $0.4 million and a gain of $0.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) refers to revenue, expenses, gains and losses that, under U.S. GAAP, are included in other comprehensive income (loss), but are excluded from net income (loss), as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax, when applicable.
Other comprehensive income (loss) consisted of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Foreign currency translation adjustments	$291	$(14)	$(401)
Net unrealized investment gain (loss), net of tax	(826)	(456)	1,126

	$(535)	$(470)	$725

NOTE D — LOSS PER COMMON SHARE
The Company calculates its loss per common share using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under that method, net loss is adjusted by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends that must be paid for the current period. The remaining earnings are allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to each security are determined by adding together the amount allocated for dividends and the amount allocated for a participation feature. The total earnings allocated to each security are divided by the number of outstanding shares of the security to which the earnings are allocated to determine the earnings per share for the security.
For the years ended December 31, 2010, 2009 and 2008, diluted net loss per share was the same as basic net loss per share since the effects of potentially dilutive securities are anti-dilutive.

TOMOTHERAPY INCORPORATED AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Outstanding anti-dilutive securities not included in diluted net loss per share calculation are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Stock options and warrants	4,315	5,347	5,776
Restricted stock	2,998	2,488	1,472

	7,313	7,835	7,248

NOTE E — SEGMENT INFORMATION
The Company has determined that it operates in only one segment, as it only reports profit and loss information on an aggregate basis to its chief operating decision maker.
The Company categorizes revenue by geographic region. Revenues are attributed to geographic region based on country location of the customer site. The following table summarizes revenue by geographic region (in thousands):

	Years Ended December 31,
	2010	2009	2008
Americas (1)	$88,996	$90,057	$135,977
Europe and Middle East	67,891	35,448	49,588
Asia-Pacific	38,476	38,526	19,024

	$195,363	$164,031	$204,589

(1)	Americas contains revenue from the United States of $81.2 million, $82.0 million and $134.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.
NOTE F — LONG-TERM DEBT AND NOTES PAYABLE
Prior to January 1, 2008, the Company entered into a $0.5 million note agreement with the Wisconsin Department of Commerce. The note payable bears interest at 2% and is payable in monthly installments of $8,647, and the remaining unpaid principal is due on March 1, 2013. The note payable is collateralized by all of the Company’s equipment, fixtures, inventory, general intangibles and contract rights. The outstanding principal balances at December 31, 2010 and 2009 were $0.3 million and $0.3 million, respectively.
Prior to January 1, 2008, the Company also entered into a $0.4 million note agreement with Madison Development Corporation. The note payable bore interest at 4% and was payable in monthly installments of $4,050, with the last installment due on March 1, 2011. The note payable was collateralized by all of the Company’s equipment, fixtures, inventory, general intangibles and contract rights. The outstanding principal balances at December 31, 2010 and 2009 were $0.2 million and $0.3 million, respectively.
In the fourth quarter of 2010, CPAC issued $0.5 million of convertible notes to certain of its shareholders. See note N for further discussion.
The annual principal payments for all loans are as follows (in thousands):

Years Ended December 31,
2011	$861
2012	102
2013	24

$987

TOMOTHERAPY INCORPORATED AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On November 30, 2010, the Company entered into an amended revolving credit facility with M&I Marshall & Ilsley Bank under which there were no borrowings as of December 31, 2010. The available amount of the revolving credit facility is based on the Company maintaining certain tangible net worth and EBITDA. In the event tangible net worth and EBITDA values are not maintained at specified levels, at the end of each calendar quarter the Bank may make corresponding adjustments in the available amount of the credit facility to a minimum of $20 million. The facility bears interest at the one-month British Bankers Association LIBOR plus an interest margin of 2.25%, adjusted based on monthly changes to such index, and payable monthly. The credit facility expires on November 30, 2011 and is collateralized by the Company’s deposit accounts. The facility requires the Company to maintain a minimum tangible net worth, a certain ratio of total liabilities to tangible net worth, and a minimum level of cash and short-term investments. The Company may be considered in default upon a material adverse change in the Company’s financial condition, upon a change in ownership of 25% or more of the common stock of the Company, or if the Bank believes the prospect of payment or performance of the facility is impaired. The Company was in compliance with these covenants at December 31, 2010. The available credit as of December 31, 2010 was $30 million.
NOTE G — INCOME TAXES
The provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Current:
Federal	$—	$(90)	$12
State	(35)	103	(396)
Foreign	167	101	46

Total current	132	114	(338)
Deferred	10	(402)	7,269

Total expense (benefit) for income tax	$142	$(288)	$6,931

A reconciliation of the United States federal statutory tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2010	2009	2008
Provision at statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal effect	(0.3)	0.1	0.3
Valuation allowance	33.2	28.9	57.8
Share-based compensation	1.5	1.5	1.9
Foreign rate differential	1.6	2.5	(1.6)
Federal research and development credits	(1.5)	0.1	(2.0)
Other	0.9	1.2	(0.8)

Effective income tax rate	0.4%	(0.7)%	20.6%

TOMOTHERAPY INCORPORATED AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The significant components of deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2010	2009
Deferred tax assets:
Federal and state operating loss carryforwards	$36,072	$24,392
Tax credit carryforwards	2,451	1,841
Warranty and bad debt reserves	2,039	1,907
Inventory	3,857	3,533
Employee benefits	2,377	2,337
Accrued expenses	588	1,972
Other	2,260	1,498

Total deferred tax assets	49,644	37,480
Deferred tax liabilities:
Tax depreciation in excess of book depreciation	169	260
Unrealized gains on foreign currency translation and available for sale securities	1,350	517
Patents	637	488
Software	1,086	1,479
Other	245	397

Total deferred tax liabilities	3,487	3,141

Net deferred tax asset	46,157	34,339
Valuation allowance	(46,274)	(34,443)

	$(117)	$(104)

At December 31, 2010 and 2009, the Company recorded valuation allowances of $46.3 million and $34.4 million, respectively. The valuation allowance was determined through an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. During the year ended December 31, 2008, the Company established a valuation allowance to offset net deferred tax assets in domestic and certain foreign taxing jurisdictions. The valuation allowance was established based on the Company’s three-year cumulative net taxable loss as of December 31, 2008, a decrease in backlog and projected taxable losses. As a result, at December 31, 2008, the Company believed that it was more likely than not that the Company would not be able to realize its net deferred tax assets during the foreseeable future. Through December 31, 2010, the Company continued to record a valuation allowance to offset net deferred tax assets in domestic and certain foreign taxing jurisdictions, which was based primarily on the Company’s substantial book losses. The valuation allowance increased $11.8 million, $11.8 million and $21.1 million in 2010, 2009, and 2008, respectively, primarily because of the Company’s inability to utilize its net operating losses.
At December 31, 2010 and 2009, the Company had approximately $96.3 million and $65.1 million of U.S. federal net operating loss carryforwards, respectively, and $5.9 million and $5.0 million of U.S. federal research tax credit carryforwards, respectively, which will expire beginning in 2021. In the event of a change in ownership greater than 50% in a three-year period, utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. At December 31, 2010 and 2009, the Company had $66.5 million and $51.5 million of state net operating loss carryforwards, respectively, and $3.8 million and $3.2 million of state research tax credit carryforwards, respectively, which will expire beginning in 2013.
As of December 31, 2010 and 2009, the Company had excess tax benefit stock option deductions of $2.5 million and $2.2 million, respectively, and had an additional potential tax benefit related to research tax credits of $1.7 million, which had not been utilized due to the excess stock option deductions. These benefits will be credited to additional paid in capital when realized. For the years ended December 31, 2010 and 2009, the Company credited additional paid in capital for the realization of $0.05 million and $0.6 million in tax benefits, respectively.

TOMOTHERAPY INCORPORATED AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2010 and 2009, there were no undistributed earnings from the Company’s foreign subsidiaries due to substantial foreign losses incurred during the current year. The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries, as the Company currently does not expect to remit earnings in the foreseeable future. Determination of the amount of unrecognized deferred tax liability related to undistributed earnings of foreign subsidiaries is not practicable, as such liability, if any, is dependent on circumstances existing if and when remittance occurs.
The Company’s practice for accounting for uncertainty in income taxes is to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not criteria, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Upon adoption, this policy was applied to all tax positions for which the statute of limitations remained open. As of December 31, 2010 and 2009, the amount of unrecognized tax benefits, which primarily relate to federal and state research tax credits, was $5.0 million and $4.3 million, respectively. If ultimately recognized, these tax benefits will reduce the Company’s annual effective tax rate. The Company does not anticipate that there will be a significant change in the total amount of unrecognized tax benefits in the next twelve months. A reconciliation of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Balance, beginning of period	$4,316	$4,062	$3,009
Additions based on tax positions related to the period	709	254	1,053

Balance, end of period	$5,025	$4,316	$4,062

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accruals for interest and penalties on the Company’s balance sheets at December 31, 2010 or 2009, and did not recognize any interest or penalties in its statement of operations for the years ended December 31, 2010, 2009 or 2008. The Company is subject to taxation in the U.S. federal and various state and foreign jurisdictions. All of the Company’s tax years are currently open to examination by the U.S. federal, state and foreign tax authorities due to the carryforward of unutilized net operating losses and research and development credits.
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
Pending Litigation
Securities Litigation
On May 30, 2008 and June 10, 2008, two separate complaints were filed by certain of our shareholders in the U.S. District Court for the Western District of Wisconsin (the Court) against us and certain of our officers and all of our independent directors during the period in question. The complaints were consolidated on October 23, 2008. In the consolidated action (the 2008 Securities Litigation), the plaintiffs allege that the defendants violated the Securities Act with respect to statements made in connection with the initial and secondary public offerings of our common stock and the Exchange Act by misrepresenting our projected financial outlook during the period May 9, 2007 through April 17, 2008. The named plaintiffs, Michael Schultz, John Scala, et al., seek to represent persons who purchased our securities between those dates and who were damaged as a result of the decline in the price of our stock between those dates, allegedly attributable to the financial misrepresentations, and seek compensatory damages in an unspecified amount.

TOMOTHERAPY INCORPORATED AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
However, on July 28, 2010, we entered into an agreement to settle the 2008 Securities Litigation. Under the proposed settlement, the claims against us and our officers and directors stated in the Amended Complaint would be dismissed with prejudice and released in exchange for a cash payment of $5.0 million to be funded by our insurance carrier. The proposed settlement remains subject to the satisfaction of various conditions, including negotiation and execution of a final stipulation of settlement and approval by the Court following notice to members of the purported class. On September 20, 2010, the Court preliminarily approved the terms for distribution of the settlement fund, which has been placed in escrow, to purported class members, less fees awarded by the Court to class counsel, and other terms of the settlement. Class members were notified and given until January 18, 2011 to opt out of the class or file claims. Final court approval of the settlement is expected to occur in the first half of 2011.
We continue to believe that we have substantial legal and factual defenses to the allegations contained in the Amended Complaint, and we intend to pursue these defenses vigorously if the proposed settlement is not finalized and approved by the Court. If the settlement is not finalized and the 2008 Securities Litigation instead continues, although we carry insurance for these types of claims and related defense costs, a judgment significantly in excess of our insurance coverage could materially and adversely affect our financial condition, results of operations and cash flows. As of December 31, 2010, we estimated that our potential loss from these claims and related defense costs will not exceed our insurance deductible of $0.5 million, whether or not the proposed settlement is finalized and approved by the Court.
Stockholder Derivative Actions
On May 28, 2010 and July 9, 2010, two separate derivative lawsuits were filed in the Circuit Court of Dane County in Madison, Wisconsin by of our certain shareholders against (a) certain of our officers and all of the persons who have served as our directors since May 9, 2007 (collectively, the Individual Defendants) and (b) us, as nominal defendant. In their respective complaints (together, the Complaints), each of the named plaintiffs, The Dixon Family Living Trust and David Huh, allege that all of the Individual Defendants breached their fiduciary duties and engaged in abuse of control, gross mismanagement and waste of corporate assets, and that certain Individual Defendants were unjustly enriched. The Complaints were consolidated on October 11, 2010. The allegations are substantially similar to those claims made in the 2008 Securities Litigation. The Complaints seek damages, equitable relief, restitution and disgorgement of profits, costs and disbursements of the action, and other relief the court deems proper.
In March 2010, we received two shareholder demand letters from attorneys representing other shareholders (together, the Demand Letters) containing allegations substantially similar to those made in the Complaints. To our knowledge, as of the date of this Annual Report on Form 10-K, no lawsuits have been filed against us or any Individual Defendants in connection with the Demand Letters.
On February 9, 2011, the parties entered into a Memorandum of Understanding (MOU) expressing their intention to seek court approval to settle the derivative lawsuits. Under the proposed settlement as outlined in the MOU, the claims against our officers and directors, and nominally against us asserted in both the Complaints and the Demand Letters would be dismissed with prejudice and released in exchange for an attorneys’ fees payment of $275,000, of which $25,000 would be paid by us and the remaining $250,000 by our insurance carrier, as well as implementation by us of a number of corporate governance changes. The proposed settlement remains subject to the satisfaction of various conditions, including approval by the Court and notice to the public.

TOMOTHERAPY INCORPORATED AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We and the Individual Defendants believe that there are substantial legal and factual defenses to the allegations contained in the Complaints. Moreover, we and the Individual Defendants carry insurance for these types of claims and related defense costs. As of December 31, 2010, we estimated that we would not incur any material costs in connection with these claims or the defense thereof, given that we have already paid the applicable $0.5 million insurance deductible in connection with the 2008 Securities Litigation.
Reserve for Contingency
During 2008, the Company terminated its distribution agreement with Hi-Art Co., Ltd. (Hi-Art), its former distributor in Japan. Effective January 1, 2009, the Company entered into an agreement with Hitachi Medical Corporation (Hitachi) to serve as its new distributor in Japan.
In connection with the termination, the Company entered into an agreement with Hi-Art to acquire certain assets, such as inventory and the regulatory license, and to compensate Hi-Art for certain sales prospects, which it expected to close during the first quarter of 2009. While the Company ultimately was able to transfer some assets to Hitachi in order to support the transition, it incurred additional costs and experienced delays. As a result, the agreement to acquire the identifiable assets remains open and unsettled.
In July 2009, Hi-Art filed a complaint against the Company in the Tokyo District Court seeking compensation Hi-Art claims is owed under the asset acquisition agreement. Although the Company believes that it has substantial legal and factual defenses to Hi-Art’s allegations and intends to pursue these defenses vigorously, there can be no assurance it will prevail. Accordingly, the Company maintains a reserve with respect to this matter. The Company may change the amount of such reserve from time to time in the future due to new developments or changes in strategy related to this matter.
Purchase Commitment
The Company entered into a supply agreement with Hitachi Medical Corporation (Hitachi) for the purchase of xenon gas detectors on a non-exclusive basis. At December 31, 2010, the agreement with Hitachi requires the Company to purchase $4.9 million of xenon gas detectors through June 2012.
Operating Leases
The Company leases six facilities under separate operating leases with various expiration dates through 2018. The Company also leases automobiles under separate operating leases with various expiration dates through 2014.
Rent expense during the years ended December 31, 2010, 2009 and 2008 was $4.7 million, $4.8 million and $4.2 million, respectively.
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

TOMOTHERAPY INCORPORATED AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At December 31, 2010, future payments under operating leases (including rent escalation clauses) were as follows (in thousands):

Years Ended December 31,
2011	$3,985
2012	3,808
2013	3,092
2014	1,942
2015	939
Thereafter	2,298

$16,064

NOTE I — WARRANTS
Prior to January 1, 2008, there were 158,566 warrants outstanding for the purchase of shares of Tomo’s Series D preferred stock at a price per share of $1.84, which became options to purchase shares of common stock at an exercise price of $1.84 per share. The warrants expired on February 18, 2009. As a result, Tomo had no warrants outstanding at December 31, 2010 and 2009.
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
Under the 2007 Equity Incentive Plan (as amended in March 2009 and December 2010), Tomo’s Board of Directors is authorized to grant stock-based awards to employees, directors, and consultants for up to 7,335,822 shares in aggregate. As of December 31, 2010, two other plans remained in effect along with the 2007 Plan; however, equity-based awards may only be granted under the 2007 Plan.

TOMOTHERAPY INCORPORATED AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the activity under the Plans (in thousands, except for weighted-average exercise price and weighted-average fair value at grant date):

		Stock Options		Restricted Stock
					Weighted-
	Shares	Number of	Weighted-		Average
	Available	Options	Average	Number of	Fair Value
	for Grant	Outstanding	Exercise Price	Shares	at Grant Date
Balance at December 31, 2007	2,077	6,331	$4.24	—	$—
Granted	(1,860)	340	8.26	1,520	6.02
Exercised	—	(555)	2.56	(32)	6.10
Cancelled	49	(342)	6.95	(16)	6.10

Balance at December 31, 2008	266	5,774	5.17	1,472	6.02
Authorized	5,033	—	—	—	—
Granted	(1,861)	204	2.62	1,657	4.50
Exercised	—	(160)	2.64	(467)	6.03
Cancelled	229	(471)	6.65	(174)	5.95

Balance at December 31, 2009	3,667	5,347	5.02	2,488	5.01
Granted	(1,769)	—	—	1,769	3.18
Exercised	—	(470)	2.89	(1,040)	5.15
Cancelled	259	(562)	6.63	(219)	4.89

Balance at December 31, 2010	2,157	4,315	$5.04	2,998	$3.89

Exercisable at December 31, 2010		4,067	$4.90	—	$—

The following table summarizes the nonvested shares under the Plans (in thousands, except for weighted-average fair value at grant date):

	Stock Options		Restricted Stock
		Weighted-		Weighted-
		Average		Average
	Number of	Fair Value	Number of	Fair Value
	Shares	at Grant Date	Shares	at Grant Date
Balance at December 31, 2007	4,421	$5.71	—	$—
Granted	340	8.26	1,520	6.02
Vested	(2,189)	5.19	(32)	6.10
Forfeited	(235)	7.91	(16)	6.10

Balance at December 31, 2008	2,337	6.36	1,472	6.02
Granted	204	2.62	1,657	4.50
Vested	(1,497)	4.90	(467)	6.03
Forfeited	(222)	7.91	(174)	5.95

Balance at December 31, 2009	822	7.67	2,488	5.01
Granted	—	—	1,769	3.18
Vested	(476)	7.70	(1,040)	5.15
Forfeited	(99)	8.32	(219)	4.89

Balance at December 31, 2010	247	$7.35	2,998	$3.89

TOMOTHERAPY INCORPORATED AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At December 31, 2010, the range of exercise prices on outstanding stock options was as follows (in thousands, except for exercise price and remaining contractual life):

	Number of	Remaining	Number of	Weighted-
	Options	Contractual Life	Options	Average
Range of Exercise Price	Outstanding	(Years)	Exercisable	Exercise Price
$0.10 - $2.38	191	3.15	191	$1.01
$2.56 - $2.70	204	4.38	84	2.60
$2.82	1,184	4.01	1,184	2.82
$3.46	948	1.20	948	3.46
$4.50 - $6.10	235	2.35	203	5.54
$6.75	1,270	1.92	1,270	6.75
$9.76 - $27.20	283	2.98	187	17.17

	4,315	2.60	4,067	$4.90

Aggregate intrinsic value	$1,781		$1,665

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at December 31, 2010, which was $3.61 per share.
At December 31, 2010, the Company’s weighted-average remaining contractual term was 2.6 years for all outstanding stock options, 2.5 years for outstanding vested stock options and 2.1 years for restricted stock.
As of December 31, 2010, the Company had $9.3 million of total unrecognized compensation expense that it expects to recognize over a weighted-average period of 2.0 years for nonvested awards granted under the Company’s stock based plans.
The fair values of each option grant were estimated at the date of grant using the Black-Scholes option-pricing model based on the assumptions in the following table (no options were granted in 2010):

	Years Ended December 31,
	2010	2009	2008
Expected term (years)	N/A	4.25	4.25
Risk-free interest rate	N/A	1.9-2.8%	1.6-3.1%
Expected volatility	N/A	53-55%	46-53%
Expected dividend	N/A	0%	0%
Expected forfeiture rate	N/A	5.5%	5.5%
Weighted-average fair value at grant date	N/A	$2.62	$8.26
The following table summarizes the net effect of the Company’s share-based compensation expense (in thousands):

	Years Ended December 31,
	2010	2009	2008
Cost of revenue	$1,445	$1,242	$820
Research and development	1,781	1,658	1,464
Selling, general and administrative	4,695	3,371	2,447

	$7,921	$6,271	$4,731

NOTE K — RETIREMENT PLANS
The Company has a 401(k) plan covering all qualified employees based in the United States. Employer contributions are at the discretion of Tomo’s Board of Directors, and the policy is to fund the 401(k) plan contributions as they accrue. Additionally, the Company funds retirement plans for certain employees based in foreign countries. The Company contributed $1.5 million, $1.6 million and $1.8 million to these plans during the years ended December 31, 2010, 2009 and 2008, respectively.

TOMOTHERAPY INCORPORATED AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE L — EMPLOYEE STOCK PURCHASE PLAN
The Company has an Employee Stock Purchase Plan (as amended, ESPP) for all qualified employees, which was adopted in 2007 and amended in 2009. The participants’ purchase price under the ESPP is 85% of the lesser of (1) the fair market value of the Company’s common stock as of the beginning of an applicable offering period or (2) the fair market value of the Company’s common stock as of an applicable purchase date. Offering periods generally occur once every twelve months. Under the ESPP, the Company issued 209,229 shares for $0.6 million, 261,766 shares for $0.6 million, and 269,872 shares for $0.5 million during the years ended December 31, 2010, 2009 and 2008, respectively. During the years ended December 31, 2010, 2009 and 2008, the Company recorded share-based compensation expense related to these ESPP shares of $0.3 million, $0.2 million and $0.2 million, respectively. A total of 1,050,000 shares of the Company’s common stock were reserved for issuance under the ESPP. As of December 31, 2010, 254,475 of such shares were available for issuance.
As of December 31, 2010, there was approximately $0.3 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized over a period of approximately 11 months. The fair value of ESPP shares was $1.17 per share.
NOTE M — RELATED PARTY TRANSACTIONS
The Company has an exclusive license agreement with the Wisconsin Alumni Research Foundation (WARF), a shareholder of the Company, to make, use, sell and otherwise distribute products under certain of WARF’s patents anywhere in the world. The Company is required to pay WARF a royalty for each product sold. The Company has recorded to cost of revenue WARF royalties of $1.0 million, $0.8 million and $1.3 million during the years ended December 31, 2010, 2009 and 2008, respectively. The license agreement expires upon expiration of the patents and may be terminated earlier if the Company so elects. The Company may also grant sublicenses to third parties but must pay WARF 50% of all fees, royalties and other payments received. WARF has the right to terminate the license agreement if the Company does not meet the minimum royalty obligations, which are $0.3 million per year, or if the Company commits any breach of the license agreement’s covenants. If the Company were to lose this license, it would be unable to produce or sell the Systems. The Company had WARF royalty payable balances of $0.3 million as of December 31, 2010 and 2009.
NOTE N — INVESTMENT IN COMPACT PARTICLE ACCELERATION CORPORATION
During April 2008, TomoTherapy established a new affiliate, CPAC, to develop a compact proton therapy system for the treatment of cancer. CPAC’s investors include TomoTherapy, private investors and potential customers.
Tomo contributed intellectual property with a fair market value of approximately $1.9 million as its investment in CPAC. CPAC raised additional capital of $6.6 million and $6.9 million during 2010 and 2009, respectively. As of December 31, 2010 and 2009, Tomo’s ownership interest in CPAC was 5.3% and 7.3%, respectively.
In the fourth quarter of 2010, Tomo and certain other CPAC investors purchased convertible promissory notes from CPAC. Under the terms of the notes, Tomo paid for 50% of the notes it purchased prior to December 31, 2010 and received 693,491 of CPAC’s warrants, with the remainder expected to be paid in the first quarter of 2011. Total consideration for the notes Tomo purchased is $0.8 million. Outside investors purchased $0.6 million of the convertible promissory notes payable together with 978,666 of its warrants. The notes payable are due on June 3, 2011 at 12% and convertible into CPAC’s common stock at the per share conversion price as defined in the notes. The CPAC warrants are exercisable through November 2020 at a $0.57 per CPAC common share. At December 31, 2010, no notes payable had been converted and no warrants had been exercised.
Tomo also has a contractual agreement to provide certain support and management services to CPAC. Tomo may provide additional financial support to CPAC in the future. Settlements of CPAC’s obligations are restricted to the assets of CPAC. The creditors and beneficial interest holders of CPAC have no recourse to TomoTherapy.

TOMOTHERAPY INCORPORATED AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE O — ACQUISITION
On October 31, 2008, the Company acquired 100% of the outstanding capital stock of Chengdu Twin Peak Accelerator Technology Inc. (Twin Peak), a privately held company based in Chengdu, China. The Company expects Twin Peak to be an alternative and secondary source of supply for linear accelerators, a critical component of the System. Total consideration for the acquisition was approximately $3.1 million payable over four installments. The first installment of $0.9 million was paid on closing, and the second installment of $0.2 million was paid on December 16, 2009. The third installment of $0.5 million was paid on September 29, 2010. The fourth installment of $1.4 million is due on October 31, 2011. As of December 31, 2010, the Company had paid $2.0 million in acquisition payments and ancillary closing costs.
Twin Peak was consolidated into the Company’s financial statements for the years ended December 31, 2010, 2009 and 2008. This transaction was accounted for as a purchase business combination, and the purchase consideration was allocated based on the fair values of identifiable tangible and intangible assets and liabilities as follows (in thousands):

Purchase Price
Allocation
Tangible assets	$883
Intangible assets	1,315
Goodwill	352

Total assets acquired	2,550
Liabilities	(578)

Net assets acquired	$1,972

The business combination did not have a material impact on the Company’s results of operations for the year ended December 31, 2008 and would not have materially impacted the Company’s results of operations for the 2008 interim periods had the business combination occurred on January 1, 2008.
NOTE P — RESTRUCTURING
In early October 2009, Tomo’s management approved a restructuring program to downsize certain customer service and administrative functions. On October 14, 2009, Tomo announced the organizational restructuring internally. The purpose of this program was to realign resources with the Company’s current business outlook, to streamline its service organization and to integrate certain business functions in order to eliminate redundant tasks.
As a result of the restructuring program, the Company recognized a total restructuring charge of approximately $1.9 million in the fourth quarter of 2009. For non-executive employees, this charge included termination benefits provided to employees based upon each employee’s current position, salary and length of service with the Company, along with outplacement assistance and other transition costs. One executive employee was included, and his termination benefits were based on the terms of his employment agreement. Any discount arising from determining the present value of the payouts is deemed immaterial due to the relatively short period between the communication date and the termination of employment. The Company’s liability for restructuring charges was $1.0 million at December 31, 2009. As of December 31, 2010, no further obligations under the restructuring program remained.

TOMOTHERAPY INCORPORATED AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE Q — QUARTERLY FINANCIAL DATA (unaudited)
(In thousands, except per share amounts)

	Fiscal Year 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$42,080	$47,630	$43,582	$62,071	$195,363
Gross profit	12,604	12,458	7,010	14,865	46,937
Loss from operations	(5,970)	(8,412)	(15,608)	(8,394)	(38,384)
Net loss attributable to shareholders	(4,678)	(6,923)	(11,936)	(6,387)	(29,924)
Loss per common share	$(0.09)	$(0.13)	$(0.23)	$(0.12)	$(0.58)
Weighted-average common shares outstanding	51,566	51,713	51,934	52,909	52,034

	Fiscal Year 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$30,623	$41,080	$34,378	$57,950	$164,031
Gross profit	2,539	8,515	3,558	16,334	30,946
Loss from operations	(13,962)	(9,729)	(16,130)	(5,052)	(44,873)
Net loss attributable to shareholders	(12,999)	(7,123)	(13,880)	(3,368)	(37,370)
Loss per common share	$(0.26)	$(0.14)	$(0.27)	$(0.07)	$(0.74)
Weighted-average common shares outstanding	50,592	50,592	50,748	51,170	50,777

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation as of December 31, 2010, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.
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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010.
The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” and is incorporated herein by reference. The information required by this item with respect to our directors, our Audit Committee and its members and Audit Committee financial expert is incorporated herein by reference to our definitive proxy statement for our 2011 Annual Meeting of Shareholders under the captions “Proposal One — Election of Directors — Nominees for Election for a One-Year Term Ending with the 2012 Annual Meeting,” “Corporate Governance and Board Matters” and “Audit Committee Report.” The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to our definitive proxy statement for our 2011 Annual Meeting of Shareholders under the caption “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance.”
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
The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2011 Annual Meeting of Shareholders under the caption “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Equity Compensation Plan Information
The following table provides information as of December 31, 2010 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Number of Securities
Remaining Available for
Future Issuance under
	Number of Securities		Equity Compensation
	to be Issued Upon	Weighted-Average	Plans (Excluding
	Exercise of	Exercise Price of	Securities Reflected in
	Outstanding Options	Outstanding Options	the First Column)
Equity compensation plans approved by security holders	$4,315,088	$5.04	$2,157,646

Equity compensation plans not approved by security holders	—	—	—

	$4,315,088	$5.04	$2,157,646

The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of management is incorporated herein by reference to our definitive proxy statement for our 2011 Annual Meeting of Shareholders under the caption “Stock Ownership — Beneficial Ownership of Certain Shareholders, Directors and Executive Officers.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to our definitive proxy statement for our 2011 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.” The information required by this item with respect to director independence is incorporated herein by reference to our definitive proxy statement for our 2011 Annual Meeting of Shareholders under the caption “Corporate Governance and Board of Directors Matters — The Board and Committees of the Board.”

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2011 Annual Meeting of Shareholders under the captions “Proposal Two — Ratification of the Company’s Independent Registered Public Accounting Firm — Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” and “Proposal Two — Ratification of the Company’s Independent Public Accounting Firm — Principal Accountant Fees and Services.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules
1. Financial Statements
The financial statements of TomoTherapy Incorporated and its subsidiaries are set forth in Item 8 of this Report.
2. Financial Statement Schedule (in thousands)

	SCHEDULE II
	Valuation and Qualifying Accounts
	Balance at			Balance at
	beginning of			end of
Description	year	Increases	Deductions	year

Year Ended December 31, 2010
Valuation allowance for deferred tax assets	$34,443	$11,831	$—	$46,274
Reserve for excess and obsolete inventory	$5,056	$904	$1,258	$4,702
Allowance for doubtful accounts receivable	$736	$799	$1,195	$340
Year Ended December 31, 2009
Valuation allowance for deferred tax assets	$22,672	$11,771	$—	$34,443
Reserve for excess and obsolete inventory	$8,353	$750	$4,047	$5,056
Allowance for doubtful accounts receivable	$928	$97	$289	$736
Year Ended December 31, 2008
Valuation allowance for deferred tax assets	$1,526	$21,194	$48	$22,672
Reserve for excess and obsolete inventory	$9,243	$1,549	$2,439	$8,353
Allowance for doubtful accounts receivable	$—	$928	$—	$928
All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.
3. Exhibits
EXHIBIT INDEX

Exhibit
Number	Description

3.1
Amended and Restated Articles of Incorporation of the Company — Incorporated herein by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed with the SEC on November 7, 2008, File No. 001-33452.

3.2	Amended and Restated Bylaws of the Company — Incorporated herein by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q filed with the SEC on November 7, 2008, File No. 001-33452.

4.1
Form of the Company’s Common Stock Certificate — Incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007, File No. 333-140600.

10.1
Lease Agreement, dated January 26, 2005, between the Company and Old Sauk Trails Park Limited Partnership — Incorporated herein by reference to Exhibit 10.13 to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007, File No. 333-140600.

10.2
Lease Agreement, dated October 28, 2005, between the Company and Adelphia, LLC — Incorporated herein by reference to Exhibit 10.14 to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007, File No. 333-140600.

10.3 +
Incentive Stock Option Plan, as amended, and forms of option agreements thereunder — Incorporated herein by reference to Exhibit 10.16 to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007, File No. 333-140600.

Exhibit
Number		Description

10.4	+
2000 Stock Option Plan, as amended, and forms of option agreements thereunder — Incorporated herein by reference to Exhibit 10.17 to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007, File No. 333-140600.

10.5	+
2002 Stock Option Plan, as amended, and forms of option agreements thereunder — Incorporated herein by reference to Exhibit 10.18 to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007, File No. 333-140600.

10.6
Standard Terms and Conditions of Sale — Incorporated herein by reference to Exhibit 10.19 to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007, File No. 333-140600.

10.7
International Standard Terms and Conditions of Sale — Incorporated herein by reference to Exhibit 10.20 to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007, File No. 333-140600.

10.8
Tomo Lifecycle Care and Partnership Terms and Conditions — Incorporated herein by reference to Exhibit 10.21 to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007, File No. 333-140600.

10.9	†
Development and OEM Supply Agreement, dated January 27, 2003, between the Company and Analogic Corporation — Incorporated herein by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007, File No. 333-140600.

10.10	+
2007 Equity Incentive Plan — Incorporated herein by reference to Exhibit 10.19 to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007, File No. 333-140600.

10.11	+
First Amendment to 2007 Equity Incentive Plan, dated May 1, 2009 — Incorporated herein by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed with the SEC on May 5, 2009, File No. 001-33452.

10.12	+*	Second Amendment to 2007 Equity Incentive Plan, dated December 9, 2010.

10.13	+
2007 Employee Stock Purchase Plan, as amended — Incorporated herein by reference to Exhibit 10.20 to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007, File No. 333-140600.

10.14
Form of Noncompetition Agreement — Incorporated herein by reference to Exhibit 10.27 to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007, File No. 333-140600.

10.15
Form of Assignment of Inventions Agreement — Incorporated herein by reference to Exhibit 10.28 to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007, File No. 333-140600.

10.16
Form of Confidentiality Agreement — Incorporated herein by reference to Exhibit 10.29 to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007, File No. 333-140600.

10.17	†
License Agreement 98-0228, dated February 22, 1999, between the Company and Wisconsin Alumni Research Foundation — Incorporated herein by reference to Exhibit 10.4 to Amendment No. 3 to the Company’s registration statement on Form S-1 filed with the SEC on April 19, 2007, File No. 333-140600.

10.18	†
Amendment to License Agreement 98-0228, dated April 16, 2007, between the Company and Wisconsin Alumni Research Foundation — Incorporated herein by reference to Exhibit 10.31 to the Company’s registration statement on Form S-1 filed with the SEC on September 21, 2007, File No. 333-146219.

Exhibit
Number		Description

10.19	†
Amendment to License Agreement 98-0228, dated December 16, 2008, between the Company and Wisconsin Alumni Research Foundation — Incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on December 30, 2008, File No. 001-33452.

10.20
Stock Purchase Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on April 28, 2008, File No. 001-33452.

10.21
Shareholder Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors — Incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on April 28, 2008, File No. 001-33452.

10.22
Investors’ Rights Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors — Incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on April 28, 2008, File No. 001-33452.

10.23	†
Limited Exclusive License Agreement, dated February 23, 2007, between the Company and Regents of the University of California — Incorporated herein by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the SEC on April 28, 2008, File No. 001-33452.

10.24	†
Amendment One to Limited Exclusive License Agreement, dated April 8, 2008, between the Company and Lawrence Livermore National Security, LLC — Incorporated herein by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed with the SEC on April 28, 2008, File No. 001-33452.

10.25	†
Limited Exclusive Sublicense Agreement, dated April 25, 2008, between the Company and Compact Particle Acceleration Corporation — Incorporated herein by reference to Exhibit 10.6 to the Company’s current report on Form 8-K filed with the SEC on April 28, 2008, File No. 001-33452.

10.26	†
Supply Agreement, dated June 25, 2008, between the Company and Hitachi Medical Corporation — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on June 30, 2008, File No. 001-33452.

10.27
Form of Indemnification Agreement for Directors, Executive Officers, and Controller — Incorporated herein by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed with the SEC on November 7, 2008, File No. 001-33452.

10.28	+
Form of Employment Agreement, dated November 5, 2008, between the Company and Brenda S. Furlow and Rafael L. Vaello — Incorporated herein by reference to Exhibit 10.37 to the Company’s annual report on Form 10-K filed with the SEC on March 12, 2009, File No. 001-33452.

10.29	†
Long-term Purchase Agreement, dated December 22, 2008, among the Company, e2v, Inc. and e2v Technologies (UK) Limited — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on December 30, 2008, File No. 001-33452.

10.30	†
Manufacture and Supply Agreement, dated January 13, 2009 and effective October 8, 2008, between the Company and Siemens AG Healthcare Sector, Components & Vacuum Technology — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on January 16, 2009, File No. 001-33452.

10.31
Amendment One to Manufacture and Supply Agreement, dated April 13, 2009, between the Company and Siemens AG Healthcare Sector, Components & Vacuum Technology — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on April 13, 2009, File No. 001-33452.

10.32	+
Form of First Amendment to Employment Agreement, dated July 1, 2009, between the Company and Brenda S. Furlow and Eric A. Schloesser — Incorporated herein by reference to Exhibit 10.33 to the Company’s annual report on Form 10-K filed with the SEC on March 11, 2010, File No. 001-33452.

10.33
Magnetron Subscription Agreement, dated April 24, 2009 and effective May 1, 2009, between the Company and e2v, Inc. and e2v Technologies (UK) Limited — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on April 29, 2009, File No. 001-33452.

Exhibit
Number		Description

10.34	+
Employment Agreement, dated June 10, 2009 and effective June 22, 2009, between the Company and Thomas E. Powell — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on June 11, 2009, File No. 001-33452.

10.35	+
Form of First Amendment to Employment Agreement, dated July 1, 2009, between the Company and T. Rockwell Mackie and Thomas E. Powell — Incorporated herein by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q filed with the SEC on August 6, 2009, File No. 001-33452.

10.36	+
First Amendment to Employment Agreement, dated July 1, 2009, between the Company and Rafael L. Vaello — Incorporated herein by reference to Exhibit 10.38 to the Company’s annual report on Form 10-K filed with the SEC on March 11, 2010, File No. 001-33452.

10.37
Magnetron Subscription Agreement (revised redaction), dated April 24, 2009 and effective May 1, 2009, between the Company and e2v, Inc. and e2v Technologies (UK) Limited — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on October 28, 2009, File No. 001-33452.

10.38
Amended and Restated Equity Interest Transfer Agreement, dated November 18, 2009, between the Company and Chengdu Twin-Peak Accelerator Technology Inc., Sichuan Nanguang Vacuum Technology Incorporated Ltd. and Yao Chongguo — Incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on November 23, 2009, File No. 001-33452.

10.39	+
Amended and Restated Employment Agreement, dated March 9, 2010, between the Company and Frederick A. Robertson — Incorporated herein by reference to Exhibit 10.45 to the Company’s annual report on Form 10-K filed with the SEC on March 11, 2010, File No. 001-33452.

10.40
Termination of Avalon Agreement, dated May 28, 2010, between the company and Avalon Capital Group, Inc., Avalon Technology, LLC and Avalon Portfolio, LLC — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on June 1, 2010, File No. 001-33452.

10.41	†
Amendment to Supply Agreement, dated September 10, 2010, between the Company and Hitachi Medical Corporation — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on September 10, 2010, File No. 001-33452.

10.42	†
Second Amended and Restated Loan Agreement, dated November 30, 2010, between the Company and M&I Marshall & Ilsley Bank — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on December 2, 2010 (File No. 001-33452).

10.43	†
Second Amended and Restated Promissory Note, dated November 30, 2010, between the Company and M&I Marshall & Ilsley Bank — Incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on December 2, 2010 (File No. 001-33452).

21	*	Subsidiaries of TomoTherapy Incorporated

23.1	*	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm

23.2	*	Consent of Grant Thornton LLP, independent registered public accounting firm

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the corresponding filing and submitted separately to the SEC.

+	Executive compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TomoTherapy Incorporated
By:	/s/ Frederick A. Robertson
Frederick A. Robertson, M.D.
Chief Executive Officer and President Dated: March 3, 2011
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 3, 2011 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Position

/s/ Frederick A. Robertson Frederick A. Robertson, M.D.	Chief Executive Officer, President and Director (principal executive officer)

/s/ Thomas E. Powell Thomas E. Powell	Chief Financial Officer and Treasurer (principal financial and accounting officer)

/s/ T. Rockwell Mackie T. Rockwell Mackie, Ph.D.	Chairman of the Board, Director

/s/ Lance C. Balk	Director
Lance C. Balk

Name	Position

/s/ Sam R. Leno	Director
Sam R. Leno

/s/ H. Jonathan McCloskey	Director
H. Jonathan McCloskey

/s/ John J. McDonough	Director
John J. McDonough

/s/ Cary J. Nolan	Director
Cary J. Nolan

/s/ Carlos A. Perez	Director
Carlos A. Perez

/s/ Roy T. Tanaka	Director
Roy T. Tanaka

/s/ Frances S. Taylor	Director
Frances S. Taylor

EXHIBIT INDEX

Exhibit
Number		Description

3.1
Amended and Restated Articles of Incorporation of the Company — Incorporated herein by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed with the SEC on November 7, 2008, File No. 001-33452.

3.2		Amended and Restated Bylaws of the Company — Incorporated herein by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q filed with the SEC on November 7, 2008, File No. 001-33452.

4.1
Form of the Company’s Common Stock Certificate — Incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007, File No. 333-140600.

10.1
Lease Agreement, dated January 26, 2005, between the Company and Old Sauk Trails Park Limited Partnership — Incorporated herein by reference to Exhibit 10.13 to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007, File No. 333-140600.

10.2
Lease Agreement, dated October 28, 2005, between the Company and Adelphia, LLC — Incorporated herein by reference to Exhibit 10.14 to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007, File No. 333-140600.

10.3	+
Incentive Stock Option Plan, as amended, and forms of option agreements thereunder — Incorporated herein by reference to Exhibit 10.16 to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007, File No. 333-140600.

10.4	+
2000 Stock Option Plan, as amended, and forms of option agreements thereunder — Incorporated herein by reference to Exhibit 10.17 to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007, File No. 333-140600.

10.5	+
2002 Stock Option Plan, as amended, and forms of option agreements thereunder — Incorporated herein by reference to Exhibit 10.18 to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007, File No. 333-140600.

10.6
Standard Terms and Conditions of Sale — Incorporated herein by reference to Exhibit 10.19 to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007, File No. 333-140600.

10.7
International Standard Terms and Conditions of Sale — Incorporated herein by reference to Exhibit 10.20 to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007, File No. 333-140600.

10.8
Tomo Lifecycle Care and Partnership Terms and Conditions — Incorporated herein by reference to Exhibit 10.21 to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007, File No. 333-140600.

10.9	†
Development and OEM Supply Agreement, dated January 27, 2003, between the Company and Analogic Corporation — Incorporated herein by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007, File No. 333-140600.

10.10	+
2007 Equity Incentive Plan — Incorporated herein by reference to Exhibit 10.19 to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007, File No. 333-140600.

10.11	+
First Amendment to 2007 Equity Incentive Plan, dated May 1, 2009 — Incorporated herein by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed with the SEC on May 5, 2009, File No. 001-33452.

10.12	+*	Second Amendment to 2007 Equity Incentive Plan, dated December 9, 2010.

10.13	+
2007 Employee Stock Purchase Plan, as amended — Incorporated herein by reference to Exhibit 10.20 to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007, File No. 333-140600.

Exhibit
Number		Description

10.14
Form of Noncompetition Agreement — Incorporated herein by reference to Exhibit 10.27 to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007, File No. 333-140600.

10.15
Form of Assignment of Inventions Agreement — Incorporated herein by reference to Exhibit 10.28 to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007, File No. 333-140600.

10.16
Form of Confidentiality Agreement — Incorporated herein by reference to Exhibit 10.29 to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007, File No. 333-140600.

10.17	†
License Agreement 98-0228, dated February 22, 1999, between the Company and Wisconsin Alumni Research Foundation — Incorporated herein by reference to Exhibit 10.4 to Amendment No. 3 to the Company’s registration statement on Form S-1 filed with the SEC on April 19, 2007, File No. 333-140600.

10.18	†
Amendment to License Agreement 98-0228, dated April 16, 2007, between the Company and Wisconsin Alumni Research Foundation — Incorporated herein by reference to Exhibit 10.31 to the Company’s registration statement on Form S-1 filed with the SEC on September 21, 2007, File No. 333-146219.

10.19	†
Amendment to License Agreement 98-0228, dated December 16, 2008, between the Company and Wisconsin Alumni Research Foundation — Incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on December 30, 2008, File No. 001-33452.

10.20
Stock Purchase Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on April 28, 2008, File No. 001-33452.

10.21
Shareholder Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors — Incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on April 28, 2008, File No. 001-33452.

10.22
Investors’ Rights Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors — Incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on April 28, 2008, File No. 001-33452.

10.23	†
Limited Exclusive License Agreement, dated February 23, 2007, between the Company and Regents of the University of California — Incorporated herein by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the SEC on April 28, 2008, File No. 001-33452.

10.24	†
Amendment One to Limited Exclusive License Agreement, dated April 8, 2008, between the Company and Lawrence Livermore National Security, LLC — Incorporated herein by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed with the SEC on April 28, 2008, File No. 001-33452.

10.25	†
Limited Exclusive Sublicense Agreement, dated April 25, 2008, between the Company and Compact Particle Acceleration Corporation — Incorporated herein by reference to Exhibit 10.6 to the Company’s current report on Form 8-K filed with the SEC on April 28, 2008, File No. 001-33452.

10.26	†
Supply Agreement, dated June 25, 2008, between the Company and Hitachi Medical Corporation — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on June 30, 2008, File No. 001-33452.

10.27
Form of Indemnification Agreement for Directors, Executive Officers, and Controller — Incorporated herein by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed with the SEC on November 7, 2008, File No. 001-33452.

10.28	+
Form of Employment Agreement, dated November 5, 2008, between the Company and Brenda S. Furlow and Rafael L. Vaello — Incorporated herein by reference to Exhibit 10.37 to the Company’s annual report on Form 10-K filed with the SEC on March 12, 2009, File No. 001-33452.

Exhibit
Number		Description

10.29	†
Long-term Purchase Agreement, dated December 22, 2008, among the Company, e2v, Inc. and e2v Technologies (UK) Limited — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on December 30, 2008, File No. 001-33452.

10.30	†
Manufacture and Supply Agreement, dated January 13, 2009 and effective October 8, 2008, between the Company and Siemens AG Healthcare Sector, Components & Vacuum Technology — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on January 16, 2009, File No. 001-33452.

10.31
Amendment One to Manufacture and Supply Agreement, dated April 13, 2009, between the Company and Siemens AG Healthcare Sector, Components & Vacuum Technology — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on April 13, 2009, File No. 001-33452.

10.32	+
Form of First Amendment to Employment Agreement, dated July 1, 2009, between the Company and Brenda S. Furlow and Eric A. Schloesser — Incorporated herein by reference to Exhibit 10.33 to the Company’s annual report on Form 10-K filed with the SEC on March 11, 2010, File No. 001-33452.

10.33
Magnetron Subscription Agreement, dated April 24, 2009 and effective May 1, 2009, between the Company and e2v, Inc. and e2v Technologies (UK) Limited — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on April 29, 2009, File No. 001-33452.

10.34	+
Employment Agreement, dated June 10, 2009 and effective June 22, 2009, between the Company and Thomas E. Powell — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on June 11, 2009, File No. 001-33452.

10.35	+
Form of First Amendment to Employment Agreement, dated July 1, 2009, between the Company and T. Rockwell Mackie and Thomas E. Powell — Incorporated herein by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q filed with the SEC on August 6, 2009, File No. 001-33452.

10.36	+
First Amendment to Employment Agreement, dated July 1, 2009, between the Company and Rafael L. Vaello — Incorporated herein by reference to Exhibit 10.38 to the Company’s annual report on Form 10-K filed with the SEC on March 11, 2010, File No. 001-33452.

10.37
Magnetron Subscription Agreement (revised redaction), dated April 24, 2009 and effective May 1, 2009, between the Company and e2v, Inc. and e2v Technologies (UK) Limited — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on October 28, 2009, File No. 001-33452.

10.38
Amended and Restated Equity Interest Transfer Agreement, dated November 18, 2009, between the Company and Chengdu Twin-Peak Accelerator Technology Inc., Sichuan Nanguang Vacuum Technology Incorporated Ltd. and Yao Chongguo — Incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on November 23, 2009, File No. 001-33452.

10.39	+
Amended and Restated Employment Agreement, dated March 9, 2010, between the Company and Frederick A. Robertson — Incorporated herein by reference to Exhibit 10.45 to the Company’s annual report on Form 10-K filed with the SEC on March 11, 2010, File No. 001-33452.

10.40
Termination of Avalon Agreement, dated May 28, 2010, between the company and Avalon Capital Group, Inc., Avalon Technology, LLC and Avalon Portfolio, LLC — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on June 1, 2010, File No. 001-33452.

10.41	†
Amendment to Supply Agreement, dated September 10, 2010, between the Company and Hitachi Medical Corporation — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on September 10, 2010, File No. 001-33452.

10.42	†
Second Amended and Restated Loan Agreement, dated November 30, 2010, between the Company and M&I Marshall & Ilsley Bank — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on December 2, 2010 (File No. 001-33452).

Exhibit
Number		Description

10.43	†
Second Amended and Restated Promissory Note, dated November 30, 2010, between the Company and M&I Marshall & Ilsley Bank — Incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on December 2, 2010 (File No. 001-33452).

21	*	Subsidiaries of TomoTherapy Incorporated

23.1	*	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm

23.2	*	Consent of Grant Thornton LLP, independent registered public accounting firm

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the corresponding filing and submitted separately to the SEC.

+	Executive compensation plan or arrangement.