Form 10-K/A
period 2010-12-31
TomoTherapy Inc
filed 2011-04-15
CIK 1317872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of TomoTherapy common stock held by non-affiliates of TomoTherapy, based upon the closing price of a share of the registrant’s common stock on June 30, 2010 as reported by the NASDAQ Global Select Market on that date, was $155,562,706. The number of shares of TomoTherapy common stock outstanding as of March 31, 2011 was 56,186,266.

EXPLANATORY NOTE
     TomoTherapy Incorporated (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2011. This Form 10-K/A is being filed to provide the information required by Items 10 through 14 of Part III of Form 10-K, which information was previously omitted from the original Form 10-K in reliance on General Instruction G(3) to Form 10-K. Because we do not expect to file our definitive proxy statement within 120 days after our fiscal year end, we are filing this Form 10-K/A to include the Part III information in our Form 10-K. The reference on the cover of our original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of our original Form 10-K is hereby deleted. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the original Form 10-K are hereby amended and restated in their entirety, and Part IV, Item 15 of the original Form 10-K is hereby amended. This 10-K/A does not amend or otherwise update any other information in the original Form 10-K. This Form 10-K/A should be read in conjunction with our original Form 10-K. This Form 10-K/A has not been updated to reflect events that occurred after the date of the original Form 10-K.
     Updated certifications of our principal executive officer and principal financial officer are included as exhibits to this Form 10-K/A.

TomoTherapy Incorporated

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers of the Registrant
     The following table sets forth the names, ages and positions held by our executive officers as of March 31, 2011.

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
     Thomas Rockwell Mackie, Ph.D. co-founded our company in 1997 and has served as Chairman of our Board of Directors since December 1999. Dr. Mackie also served as President of TomoTherapy from 1997 until 1999 and as Treasurer from 1997 until 2000. Since 1987, Dr. Mackie has been a professor in the departments of Medical Physics and Human Oncology at the University of Wisconsin, where he established the TomoTherapy research program. He is currently also the Director of Medical Devices at the Morgridge Institute for Research. Dr. Mackie also co-founded Geometrics Corporation (now part of Philips Medical), which developed a radiotherapy treatment planning system. Dr. Mackie currently serves as President of the Medical Physics Foundation and as a member on the boards of Cellectar Inc., a drug development company, Bioionix Inc., a water treatment company, SHINE Medical Technologies, a developer of radiation isotope production facilities, and the University of Wisconsin-Madison Calibration Laboratory. Dr. Mackie has a B.Sc. in Physics from the University of Saskatchewan and a Ph.D. in Physics from the University of Alberta, Canada.
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
Directors of the Registrant
     The following table sets forth the names, ages and positions held by our ten current directors as of March 31, 2011, followed by a brief biography of each individual, including the business experience of each individual during the past five years and the specific qualifications that led to the conclusion that each individual should serve as a director.

Name	Age	Initial Year of Service as Director
Lance C. Balk	53	2010
Sam R. Leno	65	2006
Thomas Rockwell Mackie	56	1997
H. Jonathan McCloskey	42	2009
John J. McDonough	74	2004
Cary J. Nolan	68	2001
Carlos A. Perez	76	2005
Frederick A. Robertson	55	2005
Roy T. Tanaka	63	2008
Frances S. Taylor	64	2006
     Lance C. Balk has served as General Counsel of Six Flags Entertainment since September 2010. Prior to that, he served as Senior Vice President and General Counsel of Siemens Healthcare Diagnostics from November 2007 to January 2010, Vice President and General Counsel of Dade Behring, which was acquired by Siemens Healthcare Diagnostics, from May 2006 to November 2007, and as a partner of Kirkland & Ellis LLP from 1989 to May 2006. He also serves as a member of the board of directors of Belden Inc., a NYSE listed manufacturer of cables and connectivity products. Mr. Balk brings significant legal and healthcare business experience to the Board, having served as senior vice president and general counsel for Siemens Healthcare Diagnostics.
     Sam R. Leno has served as Chief Operations Officer of Boston Scientific Corporation, a medical device company that markets and sells medical devices for cardiovascular and other medical conditions, since March 1, 2010. Prior to that date, he was Chief Financial Officer and Executive Vice President of Finance and Information Systems at Boston Scientific from June 2007 through February 2010. From 2001 to May 2007, Mr. Leno served as Executive Vice President, Finance and Corporate Services and Chief Financial Officer for Zimmer Holdings, Inc., a medical device company that markets and sells trauma, dental implant and orthopaedic surgical products. Mr. Leno brings significant financial and accounting experience to our Board. From his background at both Boston Scientific and Zimmer, Mr. Leno also brings strong executive management and business experience in the medical device field and in publicly-traded companies.
     Thomas Rockwell Mackie, Ph.D. co-founded our company in 1997 and has served as Chairman of our Board of Directors since December 1999. Dr. Mackie also served as President of TomoTherapy from 1997 until 1999 and as Treasurer from 1997 until 2000. Since 1987, Dr. Mackie has been a professor in the departments of Medical Physics and Human Oncology at the University of Wisconsin, where he established the TomoTherapy research program. He is currently also the Director of Medical Devices at the Morgridge Institute for Research. Dr. Mackie also co-founded Geometrics Corporation (now merged with ADAC Corp. and now part of Philips Medical), which developed a radiotherapy treatment planning system. Dr. Mackie currently serves as President of the Medical Physics Foundation and as a member on the boards of Cellectar Inc., a drug development company, Bioionix Inc., a water treatment company, SHINE Medical Technologies, a developer of radiation isotope production facilities, and the University of Wisconsin-Madison Calibration Laboratory. Dr. Mackie has a B.Sc. in Physics from the University of Saskatchewan and a Ph.D. in Physics from the University of Alberta, Canada. As a respected medical physicist who continues scientific research activities, Dr. Mackie has extensive knowledge of our technology and the science supporting it, as well as a strong understanding of our customers and their needs. He also brings to the Board extensive business experience as an entrepreneur and advisor to Madison businesses. As a founder of our company, Dr. Mackie brings to the Board deep knowledge of the Company and a broad understanding of the business environment.
     H. Jonathan McCloskey is Vice President of Investments of Parkwood Corporation, an investment company that invests in private and public companies. From December 2003 through February 2010, Mr. McCloskey was Portfolio Manager of

Avalon Capital Group, a private investment company that had been an early investor in the Company. Prior to that time, he was Vice President of Investment Banking for First Albany Corporation, a New York-based investment banking firm, from August 1996 to December 2003. Mr. McCloskey brings strong financial and investment background and experience to the Board. With his past experience as portfolio manager for one of our early investors, he also contributes a unique shareholder perspective.
     John J. McDonough is Co-founder and Chairman of McDonough Medical Products Corporation, a manufacturer and distributor of medical imaging components and dental x-ray systems located in Lincolnshire, Illinois, having held that position since 2001. Mr. McDonough is also director of four healthcare non-profit organizations, holding the chair position at two of the organizations. Mr. McDonough contributes extensive executive management, business and financial expertise to the Board. His extensive expertise and background in the medical products industry is also valuable.
     Cary J. Nolan is President and CEO of Riverstone International, a business consulting firm. From 1989 to 1999, Mr. Nolan was President and Chief Executive Officer of Picker International, a diagnostic imaging company. He also was director of Premier Farnell plc, a distribution company in London, United Kingdom, and of Toshiba America Medical Corporation, from 1999 to 2008. Mr. Nolan contributes to the Board broad expertise in director and executive and operational management roles in medical device products companies, both in the United States and globally. His experience as a director of international companies also provides the Board with an important international perspective.
     Carlos A. Perez, M.D. has been Professor Emeritus in the Department of Radiation Oncology at Mallinckrodt Institute of Radiology, Siteman Cancer Center, Washington University Medical Center since September 2004. Prior to that time, Dr. Perez was Director and Chair of the Department of Radiation Oncology at Washington University from July 1976 through September 2004. He served as President of the American Society of Therapeutic Radiation during the 1982 calendar year. As a member of a respected medical provider, an internationally-recognized leader in the global radiation therapy field and a user of our products, Dr. Perez contributes to the Board a unique and global customer perspective, as well as medical insight into the benefits and challenges of cancer therapies.
     Frederick A. Robertson, M.D. has served as our Chief Executive Officer and a director since January 2005. Prior to joining TomoTherapy, from 2000 through 2004, Dr. Robertson served as an Assistant Professor of Anesthesiology at the Medical College of Wisconsin. From 1998 to 2000, Dr. Robertson served as President and Chief Executive Officer of GE Marquette Medical Systems, and later as Chief Clinical Officer of GE Medical Systems. Dr. Robertson previously held management positions with Marquette Medical Systems, including President and Chief Executive Officer, President-Patient Monitoring Division and Medical Director. He also serves as a director of Access Genetics, LLC, a molecular diagnostics company. Dr. Robertson has an M.B.A. from San Diego State University and an M.D. from the University of Wisconsin Medical School. With a medical background and extensive executive and operational management experience in our company as well as other medical device companies, Dr. Robertson contributes to the Board a critical customer and leadership perspective. His broad and deep understanding of our company is also a critical contribution to the Board.
     Roy T. Tanaka served as Worldwide President of Biosense Webster, a Johnson & Johnson company that manufactures electrophysiology equipment, from March 2004 until his retirement in September 2008. Prior to that date, Mr. Tanaka was President of Biosense Webster from February 1997 through March 2004. He also serves as director of Volcano Corporation and VytronUS, and was appointed to serve as a director of Advanced Cardiac Therapeutics, Inc. effective April 11, 2011. Mr. Tanaka brings to the Board broad experience in executive leadership in the medical device field. His operational expertise and knowledge of the regulatory environment, both in the United States and globally, also bring a valuable perspective to the Board.
     Frances S. Taylor was Interim Director and General Manager of Builders World, Inc., a distributor of building materials in Waukesha, Wisconsin, from December 2005 to July 2007. From 1977 until her retirement in 1998, Ms. Taylor was Executive Vice President of Bank of America and CEO of BA Asia, Ltd., among other leadership positions at Bank of America. She has served as a director of Oak Financial since May 2005 and director of Oak Bank since February 2005. She is also a director of three non-profit organizations. Ms. Taylor brings to the Board extensive financial and banking experience both in the United States and internationally. She also contributes to the Board through her current directorships in both non-profit and other for-profit enterprises, and her past experience as an executive in a publicly-traded company.
Committees of the Board of Directors
     There are three standing committees of the Board of Directors: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee.

     Audit Committee
     The members of the Company’s Audit Committee for the year ended December 31, 2010 were John J. McDonough, Sam R. Leno and H. Jonathan McCloskey. Effective May 5, 2010, Lance C. Balk joined the Board and was appointed to the Audit Committee as well. Mr. McDonough chairs the Audit Committee and has been determined by the Board of Directors to be an audit committee financial expert (as defined under SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002), as has Sam R. Leno. The Company believes that the composition of the Company’s Audit Committee meets the requirements for independence under the current NASDAQ Global Select Market and SEC rules and regulations, as Messrs. McDonough, Leno, McCloskey and Balk are independent directors for such purposes.
     Compensation Committee
     The members of the Company’s Compensation Committee for the year ended December 31, 2010 were Frances S. Taylor, Cary J. Nolan and Roy T. Tanaka. Ms. Taylor chairs the Compensation Committee. The Company believes that the composition of the Compensation Committee meets the requirements for independence under the current NASDAQ Global Select Market and SEC rules and regulations, as Ms. Taylor and Messrs. Nolan and Tanaka are independent directors for such purposes.
     Nominating and Governance Committee
     The members of the Company’s Nominating and Governance Committee for the year ended December 31, 2010 were Cary J. Nolan, Carlos A. Perez and Frances S. Taylor. Mr. Nolan chairs the Nominating and Governance Committee. The Company believes that the composition of the Nominating and Governance Committee meets the requirements under the current NASDAQ Global Select Market rules, as Ms. Taylor, Mr. Nolan and Dr. Perez are independent for such purposes.
Nomination of Directors
     There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors implemented since the filing of our Proxy Statement for our 2010 Annual Meeting of Shareholders.
Section 16(a) Beneficial Ownership Reporting Compliance
     Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of the Company’s common stock must report their initial ownership of the common stock and any changes in that ownership to the SEC. The SEC has designated specific due dates for these reports and the Company must identify in this Form 10-K/A those persons who did not file these reports when due. Based solely on the Company’s review of copies of the reports filed with the SEC and written representations of the Company’s directors and executive officers, all directors timely filed their reports. However, Ms. Furlow and Messrs. Robertson, Powell, Schloesser and Vaello each had one late filing in connection with a restricted stock lapse, and Mr. Schloesser had another late filing due to an error in the filing procedure.
Code of Ethics
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
Item 11. Executive Compensation
Compensation Discussion and Analysis
     The purpose of this section is to provide the Company’s shareholders with material information regarding the Company’s compensation program and policies for the executive officers named in the Summary Compensation Table below. For fiscal year 2010, these individuals are Frederick A. Robertson, M.D., Chief Executive Officer and President, Thomas E. Powell,

Chief Financial Officer and Treasurer, Rafael L. Vaello, Chief Commercial Officer, Eric A. Schloesser, Vice President, Operations and Business Development, and Brenda S. Furlow, Vice President, General Counsel and Corporate Secretary. These individuals are collectively referred to as our “named executive officers.”
     The Role of the Compensation Committee
     The Compensation Committee oversees the Company’s executive compensation program and is composed entirely of independent directors. The Committee has overall responsibility for establishing, implementing and monitoring the Company’s compensation plans and programs, including the Company’s compensation philosophy. The Committee also reviews and approves annually all compensation decisions affecting our named executive officers, taking into consideration the recommendations of Dr. Robertson for all named executive officers other than himself. In carrying out its duties, the Committee also evaluates whether or not our compensation programs and policies increase risk to the Company or are reasonably likely to have a material adverse effect on the Company’s business.
     Compensation Philosophy
     Our business and growth strategies require an executive compensation program that reinforces the importance of performance and accountability — both at the individual and at the corporate level. Our program is designed to provide executives with rewards that are market competitive while maintaining alignment with shareholder interests, affordability, corporate values and important management initiatives. The primary objectives of the Company’s compensation program are:
•	to attract, motivate and retain highly experienced executives who are vital to our short- and long-term success, profitability and growth; and

•	to create alignment with executives and shareholders by rewarding executives for the achievement of strategic goals that successfully drive our performance, and thereby enhance shareholder value.
     Determining Executive Compensation
     The Compensation Committee engaged Aon Hewitt Consulting (“Aon Hewitt”), a global human resources consulting firm, to provide advice with respect to the 2010 compensation of named executive officers and all other officers, including base salaries, incentive pay and equity compensation.
     In 2009, with recommendations from Aon Hewitt, the Compensation Committee adopted a peer group based on a group of industry companies defined using the GICS code classification for health care equipment and services, where TomoTherapy revenues fell at approximately the 50th percentile. This peer group methodology was adopted based on the rationale that it was: a) less subjective and volatile than choosing a tailored peer group; b) more representative of TomoTherapy’s growth profile than the recent-IPO company profile previously used to determine the peer group, and c) would provide more and better data matches for individual positions. The resulting 2009 peer group, using the new GICS code methodology, consisted of 65 companies. In 2010, the same GICS code methodology was used to determine the peer group, but the original 65 companies decreased to 57 companies due to acquisition and merger activity. In 2010, TomoTherapy revenues ranged between the 25th and 50th percentile of the peer group. The 57 companies in the 2010 peer group were:

Abaxis Inc	Immucor Inc
Accuray Inc	Integra Lifescienses Holdings
Align Technology Inc	Intuitive Surgical Inc
American Medical Systems	Invacare Corp
Analogic Corp	Inverness Medical Innovations
Angiodynamics Inc	Kinetic Concepts Inc
Arthrocare Corp	Masimo Corp
C.R. Bard Inc	Medical Action Industries
Cantel Medical Corp	Meridian Bioscience Inc
Cardiac Science Corp	Merit Medical Systems Inc
Conmed Corp	Natus Medical Inc
Cooper Companies Inc	Neogen Corp
Cutera Inc	Nuvasive Inc
Cyberonics Inc	Orthofix International Nv
Cynosure Inc	Osteotech Inc
Del Global Technologies Corp	Palomar Med Technologies Inc
Dentsply International Inc	Quidel Corp
Edwards Lifesciences Corp	Resmed Inc
Ev3 Inc	Sirona Dental Systems Inc
Exactech Inc	Sonosite Inc
Gen-Probe Inc	Steris Corp
Greatbatch Inc	Symmetry Medical Inc
Haemonetics Corp	Thoratec Corp
Healthtronics Inc	Varian Medical Systems Inc
Hill-Rom Holdings Inc	Volcano Corp
Hologic Inc	West Pharmaceutical Services Inc
Home Diagnostics Inc	Wright Medical Group Inc
Icu Medical Inc	Zoll Medical Corp
Idexx Labs Inc

     Additionally in 2010, the Compensation Committee utilized survey data from the Radford Executive survey report as a supplement to proxy data from the peer group. Radford’s market data, comprised of both public and private companies, was size-adjusted based on revenue. Radford data was considered for executive positions where there was limited or no comparable proxy data available.
     The Company’s Compensation Committee reviews the compensation of our named executive officers on an annual basis and makes salary adjustments, if any, typically effective April 1 of each year. Target bonus percentages are reviewed annually in the context of an executive’s total cash compensation opportunity, and changes approved for the upcoming fiscal year, if any, are effective January 1 of that fiscal year. Bonus payouts, based on the prior fiscal year’s performance and in accordance with the terms of the Company’s annual incentive plan, are generally determined during the first two months of each new fiscal year. The Company has in recent years considered and granted equity-based compensation awards in the third quarter of the fiscal year.
     Elements of Compensation
     The key elements of the Company’s executive compensation program include base salary, annual incentives, long-term incentives and limited perquisites and other benefits. Annual incentive plans include performance measures that are relevant to the Company’s operations and financial performance. Long-term incentives may include various vehicles as appropriate, including the use of equity grants. With a few limited exceptions, as a general matter, named executive officers are not provided perquisites on a basis that is different from other employees.
     Base Salaries
     The base salary of each executive typically is reviewed annually. The portion of total compensation that is provided through base salary is based on the roles and responsibilities of each position and is structured to support the total compensation philosophy. Base salaries may be adjusted to recognize varying levels of responsibilities, degree of mastery, prior experience, breadth of knowledge, internal equity and marketplace considerations. For 2010, the Compensation Committee used the 50th percentile of the peer group identified by Aon Hewitt as an approximate benchmark for the base salary of the Company’s named executive officers. The Compensation Committee believed the 50th percentile provided the minimum base salary level necessary to competitively attract and retain qualified talent.
     As mentioned above, executive compensation base salary actions are typically effective April 1 of each year. In 2009, named executive officers’ salaries had been frozen due to market conditions and budget concerns, with a plan to reinstate merit raise consideration as of April 1, 2010. Despite the fact that the 2010 market analysis suggested base salary adjustments may be warranted, due to the continued uncertainty in the market generally and the uncertainty surrounding national healthcare reform, the Compensation Committee, in consultation with Aon Hewitt, accepted a recommendation from Dr. Robertson to defer making any compensation changes in base salaries for the named executives at the normally scheduled time in April 2010. During the second quarter of 2010, the Compensation Committee re-evaluated both the market generally and the Company’s performance early in the year and determined that it was appropriate to make base salary adjustments to be effective July 1, 2010. When establishing the base salary adjustments for 2010, the Compensation Committee considered that, with the exception of executives hired or promoted in 2009, there had been no adjustment to executive base salary since April 2008. For specific information on the base salary of each named executive officer, see the “2010 Summary Compensation Table” below. For 2011, the Compensation Committee again plans to make base salary adjustments effective July 1, 2011.
     Annual Incentives
     The Compensation Committee has established an annual incentive performance plan referred to as the Variable Pay Plan (the “Plan”). The Plan was intended to permit eligible employees to receive a cash payment based on the Company’s achievement of performance level targets determined at the start of each year, and under which payment is adjusted upward or downward depending on the actual performance level achieved. All benefit-eligible active employees are eligible to participate except those employees who participate in a sales commission plan. The target annual incentive amount established for each executive is based on the roles and responsibilities of each position, peer group comparables and the impact of each executive’s role within the company.
     Projected annual incentive payments are based on objective measures of Company financial performance. In 2010, funding for the Plan was based on achievement levels against three financial targets: 1) operating income — narrowing the loss from $42M to $35M; 2) maintaining an ending cash balance of $124M; and 3) increasing revenue from $164M to $192.8M. These financial targets were adjusted to exclude the effects of certain one-time expenses or investments. Each financial measure was equally weighted (33.3%), and targets for each were based on what management and the Compensation Committee believed were challenging but achievable targets. The Committee established both minimum and maximum thresholds with the goal of creating a strong incentive that drives behavior, but also taking into consideration plan affordability, goal achievability, customary market practices and internal equity. Payout targets were tied to the level of achievement on each of the performance measures, with the ability to pay above median for high performance. Achieving a maximum of 115% of target on any measure would have resulted in a 150% payout for that measure. At the end of the fiscal year, annual incentive awards were calculated using the actual results for each performance goal. Based on the 2010 Plan terms, the Company achieved a payout of 134.7% of target.
     Approximately 548 global employees were eligible participants in the Plan on the pay date of March 11, 2011. The payments for the named executive officers were as follows: Dr. Robertson, $623,123; Mr. Vaello, $183,193; Mr. Schloesser, $168,349; Ms. Furlow, $190,574; and Mr. Powell, $231,264.
     For fiscal year 2011, the Compensation Committee has approved an annual incentive plan for named executive officers similar in philosophy to the 2010 Plan, with three of the same financial performance measures — operating income, cash flow and revenue growth, plus a fourth measure, average service cost (ASC). Recognizing the importance of service costs to overall profitability of the Company, the Compensation Committee elected to add ASC as a separate metric. The Compensation Committee believes that these four measures represent the most critical financial metrics indicating progress towards establishing successful long-term profitability and sustainability. Each of the four metrics will be weighted equally (25%), with minimum threshold, target and maximum performance and payout goals established for each. The minimum threshold must be met for a target in order for that portion of the bonus pool to be funded. Achievement of target for each metric will result in full payout for that metric, or full payout of 25% of the total bonus. If all four of the targets are achieved, the bonus will pay out at 100%. Based on the Company’s performance in 2010 and the Company’s expectations for 2011, the Compensation Committee believes that achievement of all four targets will be challenging but achievable.

		Payout Below	Payout at		Payout at
Metric	Weight	Threshold	Threshold	Payout at Target	Maximum
Cash Flow	25%	0%	50%	100%	150%
Operating Income	25%	0%	50%	100%	150%
Revenue Growth	25%	0%	50%	100%	150%
Average Service Cost (ASC)	25%	0%	50%	100%	150%
     Equity Incentives
     The Company believes that positive Company financial performance is achieved in part by providing named executive officers with incentives that align their financial interests with the interests of the Company’s shareholders. The Compensation Committee believes that the use of equity awards is a meaningful and strategic approach to achieving both the Company’s compensation philosophy of retaining key talent as well as rewarding executives for actions that increase shareholder value. These awards are subject to multi-year vesting to add a material component of long-term performance to the overall incentive compensation awarded to named executive officers. The Equity Incentive Plan grants the Compensation Committee the authority to make annual, long-term incentive awards using incentive vehicles it deems appropriate, including, but not limited to, incentive stock options, non-qualified stock options and shares of restricted stock.
     All stock option grants to named executive officers to purchase the Company’s common stock are granted at the fair market value of the Company’s common stock at the grant date. The Board of Directors has also adopted a policy regarding the timing of grants. For those new employees who are granted stock options or restricted stock, such grants generally will be awarded at the next regularly scheduled meeting of the Compensation Committee following such employee’s hire date, and the grant will have an exercise price equal to the closing market price of the Company’s common stock on the date of the meeting, or the next day the market is open. If any grant to an executive officer is made at a meeting other than a regularly scheduled Board of Directors or Compensation Committee meeting, and there is then in effect a blackout period or trading freeze under the Company’s insider trading policy, the grant will be effective the third trading day after the material, nonpublic information that is the subject of the blackout period or trading freeze is released.
     In 2010, the Compensation Committee retained its consultant, Aon Hewitt, to analyze the market competitiveness of the total compensation package for its executives, including long-term equity grants. Aon Hewitt provided the Compensation Committee with commentary on current market practices and data around the 50th percentile of long-term incentive target awards for the peer group, retention value and practices by compensation component, and market trends. In determining a named executive officer’s equity award, the Compensation Committee considered the Aon Hewitt data, along with a review of each executive’s existing long-term incentive values, assessment of individual role and performance, retention considerations and affordability. Consequently, in August 2010, the Compensation Committee approved restricted stock awards to certain named executive officers, all of which were granted with a three-year pro rata vesting period based upon continued employment. Restricted stock awards were selected as the appropriate equity vehicle based on discussions around current market trends and retention concerns and in order to limit shareholder dilution. For specific information on the number of shares of restricted stock awarded to each named executive officer, see the table entitled “2010 Grants of Plan-Based Awards” below.
     Stock Ownership Guidelines
     The Company has adopted stock ownership guidelines for officers. Under these guidelines, within five years of assuming his or her position, the Chief Executive Officer is expected to own stock at a current market value equivalent to four times base salary, and all other executive officers are expected to own stock at a current market value equal to his or her base salary. All types of stock awards may be used to satisfy the ownership requirements. Upon the request of an officer, the Nominating and Governance Committee will consider modifying the requirement in view of an officer’s personal financial circumstances. As of March 31, 2011, all of the named executive officers met the guidelines or were within the allowed timeframe for meeting the guidelines.
     Perquisites and Other Benefits
     The Company offers all officers, including the named executive officers, the opportunity to apply for and receive, subject to underwriting, supplemental, portable term life insurance up to two times the sum of base salary plus bonus. The Company also provides supplemental long-term disability insurance of up to 75% of the sum of base salary plus bonus. The premiums for these term life and disability policies are paid in full by the Company and are treated as taxable income to the officers. In addition, given the extensive travel required by Mr. Vaello in his role as Chief Commercial Officer, Mr. Vaello receives an automobile allowance. Other than these two supplemental plans and the automobile allowance to Mr. Vaello, there are no additional perquisites or other benefits offered exclusively to the named executive officers. All named executive officers are eligible to participate in all Company benefit plans, including the Employee Stock Purchase Plan and a 401(k) retirement plan, on the same terms as any eligible employee.
     Change in Control and Post Termination Compensation
     Named executive officers may receive payments under specific circumstances when employment is terminated for reasons other than cause or in the event the Company undergoes a change of control and the officer ceases to be employed by the Company. Such payments are consistent with market practice. In consideration for post-termination compensation benefits, all of the named executive officers have agreed not to compete, directly or indirectly, with the Company for a period of at least 18 months following termination. For a more detailed discussion of post-termination compensation provided by the named executive officers’ employment agreements, refer to the section below entitled “Employment Agreements — Severance and Change of Control Provisions.”
     Tax Consequences of Incentive Plans
     The Company’s annual aggregate tax deductions for each named executive officer’s compensation are potentially limited by Section 162(m) of the Internal Revenue Code to the extent the aggregate amount paid to an executive officer exceeds $1.0 million per year, unless it is paid under a predetermined objective performance plan meeting certain requirements, satisfies one of various other exceptions provided under Section 162(m) of the Internal Revenue Code, or pertains to the CFO as set out in Internal Revenue Service Notice 2007-49. The Compensation Committee considers the tax implications when making its executive compensation decisions, but believes that it is appropriate to retain the flexibility to make executive compensation decisions that may not meet the standards imposed by Section 162(m) if, in the Compensation Committee’s judgment, it is in the best interest of the Company to do so.
     Assessment of Risk
     Annually, the Compensation Committee reviews and discusses the potential risks our various compensation programs and practices may raise, and particularly the company-wide incentive plan and the sales incentive plans. In making such assessments, the Committee evaluates the base salary, incentive compensation, sales commission plans and equity incentive structures to determine whether such plans as established and implemented encourage undue risk-taking, and whether risk mitigation measures are in place. For example, in considering the design and implementation of the company-wide incentive plan, the Committee noted that the annual incentive bonus for named executive officers and other officers is based on company-wide financial targets and is not paid until after the annual financial reports have been audited, which mitigates the risk of paying on preliminary financial results. With respect to sales commission plans, the Committee determined that the plans are designed to achieve a balance of business goals, and that there are a number of processes and rules in place to avoid incenting inappropriate behaviors. The Compensation Committee reviewed TomoTherapy’s current compensation policies and practices and had determined that such policies and practices are not reasonably likely to have a material adverse effect on the registrant.

     Compensation Committee Report
     The Compensation Committee of the Board of Directors of TomoTherapy has reviewed and discussed with management the Compensation Discussion and Analysis section above. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010.
Respectfully submitted by the Compensation Committee:
Frances S. Taylor (Chair)
Cary J. Nolan
Roy T. Tanaka

2010 Summary Compensation Table
     The following table sets forth compensation information for the Company’s principal executive officer, the Company’s principal financial officer and the three most highly-compensated executive officers other then the principal executive officer and principal financial officer who were serving as such at December 31, 2010.

				Non-Equity				Stock	Option	All Other
		Salary		Incentive		Bonus		Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)		Compensation		($)		($) (1)	($) (1)	($) (2)	($)
Frederick A. Robertson	2010	462,600		623,123	(6)			1,030,250		14,922	2,130,895
Chief Executive Officer &	2009	450,000				138,024	(7)	850,950		13,979	1,452,953
President	2008	443,750						1,118,130		13,529	1,575,409
Thomas E. Powell	2010	343,375		231,264	(6)			447,287		60,676 (8)	1,082,602
Chief Financial Officer &	2009	176,519	(3)			88,260	(10)	731,000	122,880	38,688 (9)	1,157,347
Treasurer
Rafael L. Vaello	2010	272,000		183,193	(6)			357,893		26,045	839,131
Chief Commercial Officer	2009	250,000				44,091	(7)	465,000		17,151	776,242
	2008	20,833	(3)					96,900			117,733
Eric A. Schloesser	2010	249,960		168,349	(6)			297,980		10,687	726,976
Vice President, Operations &	2009	240,000				41,407	(7)	372,000		9,863	663,270
Business Development	2008	172,183	(4)					203,130		7,829	383,142
Brenda S. Furlow	2010	282,960		190,574	(6)			357,893	2,109	15,650	849,186
Vice President, General	2009	241,125				46,224	(7)	302,250	1,563	13,114	604,276
Counsel & Corporate Secretary	2008	165,500	(5)					164,959	8,398	10,850	349,707

(1)	Aggregate fair value on date of grant computed in accordance with FASB ASC Topic 718. The assumptions used in these calculations are discussed in Footnote J to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010.

(2)	This includes the contributions made on each named executive officer’s behalf to a 401(k) plan, life and disability insurance premiums and in the case of Mr. Vaello, auto allowance.

(3)	Mr. Powell joined the Company on June 22, 2009 and Mr. Vaello joined the Company on December 1, 2008.

(4)	Mr. Schloesser took a leave of absence from June to September 2008.

(5)	Ms. Furlow assumed the role of Vice President, General Counsel and Corporate Secretary during August 2008.

(6)	Bonus for 2010 paid in March 2011 in accordance with incentive plan terms.

(7)	Discretionary bonus related to 2009 performance period, paid in March 2010.

(8)	Mr. Powell received a relocation living allowance payment of $52,500 in addition to the amounts mentioned in (2) above

(9)	Mr. Powell received a relocation living allowance payment of $34,500 in addition to the amounts mentioned in (2) above.

(10)	Guaranteed bonus related to 2009 performance period, paid in March 2010.
Employment Agreements
     The following is a summary of certain terms of the Company’s employment agreements with each of the Company’s named executive officers.
     Compensation and Other Benefits
     The employment agreements provide for the payment of a base salary for each of the named executive officers which, as of December 31, 2010, was for the amounts specified in the table below. In addition, each executive is eligible to earn a performance bonus as determined annually in the sole discretion of the Board of Directors or an authorized committee thereof. Each executive is eligible to participate in the Company’s 401(k) retirement plan and welfare benefit plans. The Company provides each executive with: (1) portable term life insurance with a death benefit of up to twice the sum of the executive’s base salary and performance bonus; and (2) long-term disability insurance with an annual benefit of up to 75% of the sum of the executive’s base salary and performance bonus.

Named Executive Officers	Base Salary(1)
Frederick A. Robertson	$475,200
Thomas E. Powell	351,750
Rafael L. Vaello	294,000
Eric A. Schloesser	260,000
Brenda S. Furlow	296,000

(1)	Base salaries were effective July 1, 2010.
     Severance and Change of Control Provisions
     Termination for “Cause”
     Under the employment agreements, the Company may terminate the executive’s employment at any time for “cause” by giving notice to the executive stating the basis for such termination, effective immediately upon giving such notice or at a designated time. “Cause” is defined to include: (1) the executive’s uncured material breach of the employment agreement; (2) the executive’s gross negligence, willful misconduct or any material violation of law in the performance of the executive’s duties; (3) the executive’s willful misconduct if such misconduct is likely to result in the Company’s loss of business, reputation or goodwill; (4) the executive’s uncured failure to follow lawful instructions from the officer or body to whom the executive reports; (5) the executive’s conviction of, or nolo contendere plea to, a felony; (6) the executive’s misappropriation of the Company’s funds or property; or (7) the executive’s attempt to obtain personal profit from a corporate opportunity. In order to terminate the Chief Executive Officer for “cause,” a resolution of three-quarters of the Company’s independent directors is required, specifying the particular conduct of the executive that meets the requirements of removal for “cause.” The executive and the executive’s counsel have an opportunity to be heard by the Board of Directors before such resolution is considered.
     Termination by Executive for “Good Reason”
     The employment agreements define “good reason” as: (1) a material reduction in the executive’s duties; (2) a material adverse change in the executive’s working conditions without the executive’s consent; or (3) the Company’s material breach of the employment agreement. The executive may terminate the executive’s employment for “good reason” if the executive gives the Company written notice within 90 days of the initial occurrence of “good reason” and the Company fails to cure the grounds for “good reason” within 90 days of receipt of such notice. The executive must terminate employment within one year of the initial occurrence of “good reason.”
     Change of Control
     “Change of control” is defined in the employment agreements as a “change in the ownership,” a “change in the effective control” or a “change in the ownership of a substantial portion of the assets” of the Company’s organization. A “change in the ownership” is then defined as the acquisition by any one person or group of ownership of the Company’s stock that constitutes more than 50% of the total fair market value or total voting power of the Company’s stock. A “change in the effective control” occurs when either any one person or group acquires ownership of the Company’s stock possessing 30% or more of the total voting power of the Company’s stock, or a majority of the members of the Board of Directors is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the Board of Directors before the date of the appointment or election. A “change in the ownership of a substantial portion of the assets” occurs on the date on which any one person or group acquires assets from the Company that have a total gross fair market value equal to or more than 40% of the total gross fair market value of all of the Company’s assets immediately before such acquisition.
     Termination Upon Death or Disability
     The employment agreements provide automatic termination upon the executive’s death and provide termination upon the executive’s disability by the Company’s giving notice of termination to the executive. No severance payments are owed in either situation.

     Termination Upon Resignation or Retirement
     Since the named executive officers are at-will employees, they may terminate employment at any time and for any reason. However, if an executive terminates employment as a result of retirement, the executive is required to provide the Company with at least 90 days’ notice. No severance payments are owed in either situation.
     Definition of “Separation from Service” and “Termination of Employment”
     For purposes of the employment agreements, the terms “separation from service,” “termination of employment” and similar terms mean, with respect to payments of deferred compensation, the executive’s “separation from service” as defined in Section 409A of the Internal Revenue Code of 1986, as amended. For this purpose, a “separation from service” is deemed to occur on the date that the Company and the executive reasonably anticipate that the level of bona fide services the executive would perform after the date would permanently decrease to a level that, based on the facts and circumstances, would constitute a separation from service. However, a “separation from service” is deemed to occur when there is a permanent decrease in the level of the executive’s duties to a level that is 20% or less of the average level of bona fide services provided over the prior 36 months, and a “separation from service” is not deemed to occur when there is a permanent decrease in the level of the executive’s duties to a level that is 50% or more of the average level of bona fide services provided over the prior 36 months.
     COBRA Group Health Insurance
     The COBRA healthcare continuation coverage provisions in the employment agreements include coverage of eligible dependents in addition to the executive’s spouse and children. Also, payment of COBRA premiums cease if and when the executive becomes eligible for medical, hospital and health coverage under a plan of a subsequent employer.
     Payment of Accrued Obligations
     The employment agreements provide for the payment of “accrued obligations” within 10 days following termination of employment. “Accrued obligations” are defined as any unpaid base salary and reimbursement of expenses to which the executive is entitled, and any accrued but unused vacation to which the executive is entitled. The Company is required to pay these accrued obligations if it terminates the executive’s employment without “cause” or the executive terminates employment for “good reason,” is terminated by the Company for “cause,” is terminated due to death or disability, or resigns or retires.
     Timing of Severance Payment
     The employment agreements provide that, in cases of termination “without cause,” termination for “good reason,” non-renewal of an employment contract, or termination upon a “change of control,” severance payments must be paid within 53 days of the termination of employment. However, deferred compensation is required to be paid six months and one business day after separation from service.
     Tax Adjustments
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
     Severance and Change of Control Payments
     The employment agreements with each of the Company’s named executive officers contain severance and change of control provisions.
     Under Dr. Frederick A. Robertson’s employment agreement, if the Company terminates Dr. Robertson’s employment “without cause” (as defined in his employment agreement), fails to renew his employment agreement, or if Dr. Robertson terminates his employment for “good reason,” then he is entitled to receive a severance payment equal to the sum of: (a) 24 months’ base salary, equal to $950,400 as of December 31, 2010; (b) 2.0 times the target annual bonus for the year of termination, equal to $950,400 as of December 31, 2010, as well as a prorated amount of any target bonus for the year of termination; (c) up to 18 months of COBRA continuation coverage of health insurance benefits if he elects such coverage upon termination, equal to $12,376 as of December 31, 2010; (d) up to $10,000 payable to an outplacement consultant; and (e) acceleration of vesting for all unvested equity awards. As of December 31, 2010, the total amount of these severance payments would equal $3,757,417.

     In the event Dr. Robertson’s employment is terminated “without cause,” the Company fails to renew his agreement, or Dr. Robertson terminates the agreement for “good reason” within three months before or 24 months following a “change of control” of the Company, then Dr. Robertson will instead be entitled to a severance payment equal to the sum of: (a) 36 months’ base salary, equal to $1,425,600 as of December 31, 2010; (b) 3.0 times the target bonus for the current year, equal to $1,425,600 as of December 31, 2010, as well as the pro rata current year bonus; (c) 36 months of COBRA continuation coverage of health insurance benefits if he elects such coverage upon termination or health insurance premiums of equal value to the extent COBRA continuation coverage is unavailable, equal to $24,752 as of December 31, 2010; (d) up to $10,000 payable to an outplacement consultant; and (e) acceleration of vesting of all unvested equity awards. As of December 31, 2010, the total amount of these severance payments would equal $4,720,193.
     If the Company terminates any of the other named executive officers’ employment “without cause” (as defined in the employment agreements), fails to renew his or her employment agreement, or if any such other executive terminates his or her employment for “good reason,” then such executive is entitled to receive a severance payment equal to the sum of: (a) 12 months’ base salary; (b) the average annual bonus paid to such executive for the two previous years provided that if such executive was not employed for the period required to be eligible for two prior full year annual bonuses, then such amount will be the amount of the annual bonus, if any, received for the year prior to the year in which termination of employment occurred; (c) up to 12 months of COBRA continuation coverage of health insurance benefits if such executive elects such coverage upon termination; and (d) up to $10,000 payable to an outplacement consultant. Assuming a termination as of the last day of the previous fiscal year, that amount would be as follows for each of the named executive officers other than Dr. Robertson:

					Total
	Salary	Bonus	COBRA	Other	Severance
Name	($) (1)	($)	($) (2)	($) (3)	($)
Thomas E. Powell	351,750	88,260	17,150	10,000	467,160
Rafael L. Vaello	294,000	22,046	17,150	10,000	343,196
Eric A. Schloesser	260,000	20,704	13,099	10,000	303,803
Brenda S. Furlow	296,000	23,112	1,460	10,000	330,572

(1)	Equals 12 months of base salary paid in lump sum.

(2)	Plan provides 12 months of continuation benefits at the current level. No increase in healthcare premiums is factored into these amounts. This benefit ceases when the executive becomes eligible for other employer-sponsored healthcare.

(3)	Other consists of executive outplacement services up to a maximum of $10,000.
     In the event the employment of any named executive officer (other than Dr. Robertson) is terminated without “cause,” the employment agreement is not renewed, or such executive terminates employment for “good reason” within three months before or 24 months following a “change of control” of the Company, then such executive will instead be entitled to a severance payment equal to the sum of: (a) 24 months’ base salary; (b) a payment equal to 2.0 times the greater of the average annual bonus paid to such executive for the two previous years provided that if such executive was not employed for the period required to be eligible for two prior full year annual bonuses, then such amount will be the amount of the annual bonus, if any, received for the year prior to the year in which termination of employment occurred or the target bonus for the current year; (c) up to 24 months of COBRA continuation coverage of health insurance benefits if such executive elects such coverage upon termination or health insurance premiums of equal value to the extent COBRA continuation coverage is unavailable; and (d) up to $10,000 payable to an outplacement consultant. Assuming a termination as of the last day of the previous fiscal year, that amount would be as follows for each of the named executive officers other than Dr. Robertson:

					Total
	Salary	Bonus	COBRA	Other	Severance
Name	($) (1)	($) (2)	($) (3)	($) (4)	($)
Thomas E. Powell	703,500	351,750	34,301	10,000	1,099,551
Rafael L. Vaello	588,000	294,000	34,301	10,000	926,301
Eric A. Schloesser	520,000	260,000	26,198	10,000	816,198
Brenda S. Furlow	592,000	296,000	2,920	10,000	900,920

(1)	Equals 24 months of base salary.

(2)	Equals two times the greater of average (i) actual annual bonus paid over past two years or (ii) target bonus.

(3)	Plan provides 24 months of continuation benefits at the executive’s current participation level. No increase in healthcare premiums is factored into these amounts. This benefit ceases when the executive becomes eligible for other employer sponsored healthcare.

(4)	Other consists of executive outplacement services up to a maximum of $10,000.

     In addition, if any payments or benefits payable to any of the named executive officers under the employment agreements would be subject to any excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended, such payments or other benefits will be reduced to the extent necessary so that no amount will be subject to such excise tax. However, such reduction is required only if the named executive officer will be in a more favorable after-tax position than if no such reduction was made. The Board of Directors amended Ms. Furlow’s employment agreement effective March 6, 2011 to permit her to receive an additional payment to compensate for any excise tax or penalties imposed under Section 4999 of the Internal Revenue Code of 1986, as amended.
     Other Employment-Related Agreements
     Each of the named executive officers has also entered into a Confidentiality Agreement, an Assignment of Inventions Agreement and a Noncompetition Agreement. The Confidentiality Agreement restricts the officer from disclosing confidential information during his or her employment and for a period of two years thereafter. The Assignment of Inventions Agreement provides that all inventions and new ideas developed by the officer during employment or for a period of six months thereafter shall belong to the Company. The Noncompetition Agreement provides that such officers shall not compete with the Company during employment and thereafter for the longer of 18 months or any applicable severance period under the employment agreements.
2010 Grants of Plan-Based Awards
     The following table sets forth the plan-based awards granted in 2010:

					All
					Other
					Stock
					Awards;	Grant
					Number	Date Fair
					of	Value of
		Estimated Future Payouts Under			Shares	Stock and
		Non-Equity Incentive Plan			of Stock	Option
	Grant	Awards (1)			or Units	Awards
Name	Date	Threshold ($)	Target ($)	Maximum ($)	(#)	($)
Frederick A. Robertson Short-Term Incentives		237,600	475,200	712,800
Long-Term Incentives	8/24/2010				325,000	1,030,250
Thomas E. Powell Short-Term Incentives		87,938	175,875	263,813
Long-Term Incentives	8/24/2010				141,100	447,287
Rafael L. Vaello Short-Term Incentives		73,500	147,000	220,500
Long-Term Incentives	8/24/2010				112,900	357,893
Eric A. Schloesser Short-Term Incentives		65,000	130,000	195,000
Long-Term Incentives	8/24/2010				94,000	297,980
Brenda S. Furlow Short-Term Incentives		74,000	148,000	222,000
Long-Term Incentives	8/24/2010				112,900	357,893

(1)	The non-equity incentive plan award amounts are pursuant to the Company’s annual incentive plan as discussed previously.

     For a description of the non-equity incentive plan awards included in the 2010 Grants of Plan-Based Awards Table, refer to the section above entitled “Compensation Discussion and Analysis — Elements of Compensation — Annual Incentives.” For a description of the stock awards included in the 2010 Grants of Plan-Based Awards Table, refer to the section above entitled “Compensation Discussion and Analysis — Elements of Compensation — Equity Incentives.”
2010 Outstanding Equity Awards at Fiscal Year End
     The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, unvested restricted stock awards, as well as the exercise prices and expiration dates thereof, as of December 31, 2010:

	Option Awards (1)					Stock Awards (2)
							Market
						Number	Value of
			Number of			of Shares	Shares or
		Number of	Securities			or Units	Units of
		Securities	Underlying			of Stock	Stock
		Underlying	Unexercised	Option		That have	That
	Option	Unexercised	Options	Exercise	Option	Not	Have Not
	Grant	Options	Unexercisable	Price	Expiration	Vested	Vested
Name	Date	Exercisable (#)	(#)	($)	Date	(#)	($)

Frederick A. Robertson	1/3/2005	846,218		2.8199	1/3/2015
	11/17/2005	204,000		3.4559	11/17/2011
	12/7/2006	136,000		6.7500	12/7/2012
	8/28/2008					61,100	220,571
	9/29/2009					122,000	440,420
	8/24/2010					325,000	1,173,250
Thomas E. Powell	6/22/2009	25,000	75,000	2.6600	6/22/2015
	6/22/2009					75,000	270,750
	9/29/2009					66,666	240,664
	8/24/2010					141,100	509,371
Rafael L. Vaello	12/10/2008					15,000	54,150
	9/29/2009					66,666	240,664
	8/24/2010					112,900	407,569
Eric A. Schloesser	11/17/2005	68,000		3.4559	11/17/2011
	12/7/2006	108,800		6.7500	12/7/2012
	8/28/2008					11,100	40,071
	9/29/2009					53,333	192,532
	8/24/2010					94,000	339,340
Brenda S. Furlow	5/9/2007	7,500	2,500	19.0000	5/9/2013
	8/28/2008					6,667	24,068
	12/10/2008					4,433	16,003
	9/29/2009					43,333	156,432
	8/24/2010					112,900	407,569

(1)	Options vest 25% each year beginning one year after the date of grant, except for the options granted on December 7, 2006, which vest 50% on December 7, 2008 and 25% each year thereafter.

(2)	Restricted stock awards vest one-third each year beginning one year after the date of grant, except for the award granted to Mr. Vaello on December 10, 2008 and the award granted to Mr. Powell on June 22, 2009, which vest 25% per year over four years.

2010 Option Exercises and Shares Vested

	Stock Awards
	Number of
	Shares
	Acquired on	Value Realized
	Vesting	on Vesting
Name	(#)	($)
Frederick A. Robertson	122,100	423,680
Thomas E. Powell	58,334	186,752
Rafael L. Vaello	40,834	144,252
Eric A. Schloesser	37,767	132,141
Brenda S. Furlow	32,766	114,881
Director Compensation
     The following table sets forth the cash compensation paid to the Company’s non-employee directors in fiscal year 2010.

Board of Directors:
Annual retainer per director	$25,000
Fee per meeting for a full board meeting	$2,000
Audit Committee:
Annual retainer for chairperson	$15,000
Annual retainer for other members	$10,000
Fee per meeting	$0
Compensation Committee:
Annual retainer for chairperson	$10,000
Annual retainer for other members	$5,000
Fee per meeting	$0
Nominating and Governance Committee:
Annual retainer for chairperson	$10,000
Annual retainer for other members	$5,000
Fee per meeting	$0
     The above retainers are paid in quarterly installments. The Company also reimburses each non-employee director for reasonable travel and other expenses in connection with attending meetings of the Board of Directors.
     Each non-employee director appointed before October 23, 2007 received an initial grant of options to purchase 54,400 shares of the Company’s common stock upon his or her appointment to the Board of Directors, with 25% vesting immediately and 25% vesting at each of the three anniversaries of the grant date. Since October 23, 2007, the Company’s policy has been to grant to newly appointed directors, at the next Board of Directors meeting following appointment, an initial equity grant equaling approximately $120,000 in value (based on the modified form of the Black-Scholes valuation model used by Hewitt through August 31, 2008 and the Black-Scholes valuation model calculated internally thereafter), rounded up to the nearest 500 shares. Until recently, the equity grant was in the form of an option grant vesting over three years, with 25% vesting immediately upon date of grant, and the balance vesting in equal installments on each monthly anniversary of the grant date for a term of three years, becoming fully vested on the third anniversary of the grant date. For directors joining the Board of Directors in 2010 and thereafter, the equity grant was in the form of restricted stock with restrictions lapsing over three years, with restrictions on 25% lapsing immediately upon date of grant, and restrictions lapsing on the remaining 75% ratably over the next twelve quarters.
     According to the Company’s Equity Grant and Administration Policy, the Board of Directors generally approves annual grants of restricted stock to each non-employee director in the third quarter of the calendar year following the initial grant. The number of shares in these annual grants equal approximately $100,000 in value, rounded up to the nearest 500 shares. Through 2010, the restrictions on one-third of such shares lapsed on each of the first three anniversaries of the grant date. The annual grants for non-employee directors elected to the Board of Directors beginning in 2011 will have a one year vesting period that is consistent with the Company’s change to one year Board terms.
     Each non-employee director stock option will terminate upon the earlier to occur of six years from the date of grant or three months after the director ceases to be a director, advisor, consultant or employee of the Company. The exercise price of these options will equal the closing price of the Company’s common stock on the date of grant.

     The following table sets forth a summary of the total compensation paid to the Company’s non-employee directors in fiscal year 2010.

	Fees
	Earned
	or Paid	Stock
	in Cash	Awards		Total
Name	($)	($)(1)		($)

Lance C. Balk (2)	28,945	109,440	(3)	138,385
Sam R. Leno	45,000	99,855	(4)	144,855
H. Jonathan McCloskey	45,000	99,855	(5)	144,855
John J. McDonough	50,000	99,855	(4)	149,855
Carey J. Nolan	50,000	99,855	(4)	149,855
Carlos A. Perez, M.D.	40,000	99,855	(4)	139,855
Roy T. Tanaka	41,250	99,855	(6)	141,105
Frances S. Taylor	50,000	99,855	(4)	149,855

(1)	Aggregate fair value on date of grant computed in accordance with FASB ASC Topic 718. The assumptions used in these calculations are discussed in Footnote J to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010.

(2)	Mr. Balk joined the Board on May 5, 2010.

(3)	As of December 31, 2010, Mr. Balk had 24,750 shares of restricted stock outstanding.

(4)	As of December 31, 2010, Messrs. Leno, McDonough, Nolan and Perez, and Ms. Taylor each had 52,166 shares of restricted stock outstanding.

(5)	As of December 31, 2010, Mr. McCloskey had 29,756 unexercisable options and 31,500 shares of restricted stock outstanding.

(6)	As of December 31, 2010, Mr. Tanaka had 9,568 unexercisable options and 46,166 shares of restricted stock outstanding.
Compensation Committee Interlocks and Insider Participation
     No interlocking relationship exists between the Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
     As of March 31, 2011, there are no beneficial owners of more than five percent of the Company’s common stock based on information provided in SEC filings. This table shows, as of March 31, 2011, the number of shares beneficially owned by each director, each named executive officer and all directors and executive officers as a group, as reported by each person. Except as otherwise indicated, the address of each director and executive officer is 1240 Deming Way, Madison, Wisconsin, 53717. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise noted below, each person has the sole voting and investment power over the shares shown in this table.

	Number of	Percentage
	Shares	of Shares
	Beneficially	Beneficially
	Owned	Owned
Directors and executive officers:
Frederick A. Robertson (1)	2,291,423	4.0%
Thomas E. Powell (2)	363,645	*
Rafael L. Vaello (3)	230,115	*
Eric A. Schloesser (4)	393,486	*
Brenda S. Furlow (5)	214,787	*
T. Rockwell Mackie (6)	1,822,446	3.2%
Lance C. Balk(7)	52,900	*
Sam R. Leno (8)	125,900	*
H. Jonathan McCloskey (9)	94,493	*
John J. McDonough (10)	160,997	*
Cary J. Nolan (11)	197,183	*
Carlos A. Perez (12)	125,900	*
Roy T. Tanaka (13)	100,244	*
Frances S. Taylor (14)	119,900	*
All directors and executive officers as a group	6,293,419	10.8%

*	Less than one percent

(1)	Consists of 597,105 shares of common stock, 508,100 shares of restricted stock and 1,186,218 shares of common stock issuable upon the exercise of options exercisable within 60 days of the date of this table.

(2)	Consists of 55,879 shares of common stock, 282,766 shares of restricted stock and 25,000 shares of common stock issuable upon the exercise of options exercisable within 60 days of the date of this table.

(3)	Consists of 35,549 shares of common stock and 194,566 shares of restricted stock.

(4)	Consists of 58,253 shares of common stock, 158,433 shares of restricted stock and 176,800 shares of common stock issuable upon the exercise of options exercisable within 60 days of the date of this table.

(5)	Consists of 37,454 shares of common stock, 167,333 shares of restricted stock and 10,000 shares of common stock issuable upon the exercise of options exercisable within 60 days of the date of this table.

(6)	Consists of 1,687,250 shares of common stock, 57,066 shares of restricted stock and 78,130 shares of common stock issuable upon the exercise of options exercisable within 60 days of the date of this table.

(7)	Consists of 30,400 shares of common stock and 22,500 shares of restricted stock.

(8)	Consists of 16,334 shares of common stock, 55,166 shares of restricted stock and 54,400 shares of common stock issuable upon the exercise of options exercisable within 60 days of the date of this table.

(9)	Consists of 31,500 shares of restricted stock and 62,993 shares of common stock issuable upon the exercise of options exercisable within 60 days of the date of this table.

(10)	Consists of 39,931 shares of common stock, 52,166 shares of restricted stock and 68,900 shares of common stock issuable upon the exercise of options exercisable within 60 days of the date of this table.

(11)	Consists of 130,517 shares of common stock, 52,166 shares of restricted stock and 14,500 shares of common stock issuable upon the exercise of options exercisable within 60 days of the date of this table.

(12)	Consists of 19,334 shares of common stock, 52,166 shares of restricted stock and 54,400 shares of common stock issuable upon the exercise of options exercisable within 60 days of the date of this table.

(13)	Consists of 7,334 shares of common stock, 46,166 shares of restricted stock and 46,744 shares of common stock issuable upon the exercise of options exercisable within 60 days of the date of this table.

(14)	Consists of 23,334 shares of common stock, 52,166 shares of restricted stock and 44,400 shares of common stock issuable upon the exercise of options exercisable within 60 days of the date of this table.
     Changes in Control
     On March 6, 2011, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Accuray Incorporated, a Delaware corporation (“Accuray”), and Jaguar Acquisition, Inc., a Wisconsin corporation and wholly owned subsidiary of Accuray (“Merger Sub”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of certain closing conditions, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Accuray (the “Merger”). At the effective time of the Merger (the “Effective Time”), each issued and outstanding share of common stock of the Company, par value $0.01 per share (“Company Common Stock”) (other than shares held in the treasury of the Company or owned, directly or indirectly, by Accuray, Merger Sub or any subsidiary of the Company) will be converted into the right to receive (i) $3.15 in cash, without interest, and (ii) 0.1648 shares of the common stock of Parent, par value $0.001 per share.
     Completion of the Merger is subject to certain closing conditions, including the approval of the Company’s shareholders, receipt of antitrust approval, receipt by the Company of certain third-party consents and the deposit by the Company of $65,000,000 in cash into a Company account with the exchange agent. The successful completion of the Merger would result in a change in control of the Company as of the Effective Time.
     Concurrently with the execution of the Merger Agreement, all of the Company’s executive officers and directors entered into a Support Agreement with Accuray, pursuant to which they agreed, in their capacity as shareholders of the Company, to vote the shares beneficially owned by them in favor of the Merger, which shares represented approximately 11% of the outstanding shares of Company Common Stock as of March 31, 2011.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence
Review, Approval or Ratification of Related Person Transactions
     The Company adopted a written policy providing that all material transactions between the Company and its officers, directors and other affiliates must be:
•	approved by a majority of the disinterested members of the Board of Directors; and

•	on terms no less favorable to the Company than those that it believes could be obtained from unaffiliated third parties.
     In general, the Company’s policy is to enter into transactions with related parties on terms that, on the whole, are no more favorable and no less favorable, than those available from unaffiliated third parties.

Transactions with Related Persons
     Since the beginning of fiscal 2010, there have been no transactions or proposed transactions in which the Company is or was a participant and in which any of the Company’s directors, executive officers or holders of more than 5% of the Company’s capital stock, or any immediate family member of or person sharing the household with any of these individuals, had or will have a direct or indirect material interest, that are required to be disclosed pursuant to Item 404 of Regulation S-K.
Director Independence
     The Board of Directors has determined that, as of April 15, 2011, Ms. Taylor, Messrs. Balk, Leno, McCloskey, McDonough, Nolan, Tanaka and Dr. Perez are “independent” for purposes of the NASDAQ Global Select Market listing requirements and under the Company’s Corporate Governance Guidelines. Dr. Mackie, the Company’s Chairman of the Board of Directors, and Dr. Robertson, the Company’s Chief Executive Officer and President, are employees and therefore not “independent.” In addition, each member of the Audit Committee, Compensation Committee and Nominating and Governance Committee are “independent” under the applicable standards of the NASDAQ Global Select Market listing requirements and the Company’s Corporate Governance Guidelines. The Board of Directors considered transactions and relationships, both direct and indirect, between each director and nominee (and his or her immediate family) and the Company and its subsidiaries, and affirmatively determined that none of Ms. Taylor, Messrs. Balk, Leno, McCloskey, McDonough, Nolan, Tanaka or Dr. Perez has any material relationship, either direct or indirect, with the Company other than as a director and shareholder, and that Drs. Mackie and Robertson have no such relationship other than as an employee and shareholder of the Company.
Item 14. Principal Accountant Fees and Services
Principal Accountant Fees and Services
     The following is a summary of the fees billed to the Company by PricewaterhouseCoopers LLP for professional services rendered for the fiscal years ended December 31, 2010 and 2009:

	2010	2009

Audit fees	$459,505	$502,369
Audit-related fees	—	—
Tax fees	136,516	153,221
All other fees	84,729	103,417

Total	$680,750	$759,007

Audit Fees. Consist of fees billed for professional services rendered for the annual audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in Form 10-Q Quarterly Reports and services normally provided by the principal accounting firm in connection with statutory and regulatory filings or engagements.
Audit-Related Fees. Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include consultations concerning financial accounting and reporting standards.
Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, assistance with tax reporting requirements and audit compliance, tax planning and tax consulting.
All Other Fees. Consist of fees related to preparation of statutory financial statements for certain of our subsidiaries and subscription fees for access to an accounting research tool.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
     The Audit Committee must pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally requested annually and any pre-approval is detailed as to the particular service, which must be classified in one of the four categories of services. The Audit Committee may also, on a case-by-case basis, pre-approve particular services that are not contained in the annual pre-approval request. In connection with this pre-approval policy, the

Audit Committee also considers whether the categories of pre-approved services are consistent with the rules on accountant independence of the SEC.
     The Audit Committee determined that all services provided by the Company’s independent registered public accounting firm, and the fees that the Company paid for these services, are compatible with maintaining the independence of the independent registered public accounting firm. The Audit Committee pre-approved all of these services in fiscal years 2010 and 2009 in accordance with the pre-approval policy discussed above.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1. Financial Statements
     The financial statements of TomoTherapy Incorporated are set forth in Item 8 of the original Form 10-K.
2. Financial Statement Schedules
     All financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the original Form 10-K.
3. Exhibits
EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of March 6, 2011, among Parent, Merger Sub and the Company — Incorporated by referenced to Exhibit 2.1 to the Company’s current report of Form 8-K filed with the SEC on March 7, 2011, File No. 001-33452.

3.1	Amended and Restated Articles of Incorporation of the Company — Incorporated herein by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed with the SEC on November 7, 2008, File No. 001-33452.

3.2	Amended and Restated Bylaws of the Company — Incorporated herein by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q filed with the SEC on November 7, 2008, File No. 001-33452.

4.1	Form of the Company’s Common Stock Certificate — Incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007, File No. 333-140600.

10.1	Lease Agreement, dated January 26, 2005, between the Company and Old Sauk Trails Park Limited Partnership — Incorporated herein by reference to Exhibit 10.13 to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007, File No. 333-140600.

10.2	Lease Agreement, dated October 28, 2005, between the Company and Adelphia, LLC — Incorporated herein by reference to Exhibit 10.14 to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007, File No. 333-140600.

10.3+	Incentive Stock Option Plan, as amended, and forms of option agreements thereunder — Incorporated herein by reference to Exhibit 10.16 to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007, File No. 333-140600.

10.4+	2000 Stock Option Plan, as amended, and forms of option agreements thereunder — Incorporated herein by reference to Exhibit 10.17 to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007, File No. 333-140600.

10.5+	2002 Stock Option Plan, as amended, and forms of option agreements thereunder — Incorporated herein by reference to Exhibit 10.18 to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007, File No. 333-140600.

10.6	Standard Terms and Conditions of Sale — Incorporated herein by reference to Exhibit 10.19 to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007, File No. 333-140600.

10.7	International Standard Terms and Conditions of Sale — Incorporated herein by reference to Exhibit 10.20 to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007, File No. 333-140600.

10.8	Tomo Lifecycle Care and Partnership Terms and Conditions — Incorporated herein by reference to Exhibit 10.21 to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007, File No. 333-140600.

10.9†	Development and OEM Supply Agreement, dated January 27, 2003, between the Company and Analogic Corporation — Incorporated herein by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007, File No. 333-140600.

10.10+	2007 Equity Incentive Plan — Incorporated herein by reference to Exhibit 10.19 to Amendment No. 2 to the

Exhibit
Number	Description
Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007, File No. 333-140600.

10.11+	First Amendment to 2007 Equity Incentive Plan, dated May 1, 2009 — Incorporated herein by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed with the SEC on May 5, 2009, File No. 001-33452.

10.12+	Second Amendment to 2007 Equity Incentive Plan, dated December 9, 2010 — Incorporated herein by reference to Exhibit 10.12 to the Company’s annual report on Form 10-K filed with the SEC on March 3, 2011, File No. 001-33452.

10.13+	2007 Employee Stock Purchase Plan, as amended — Incorporated herein by reference to Exhibit 10.20 to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007, File No. 333-140600.

10.14	Form of Noncompetition Agreement — Incorporated herein by reference to Exhibit 10.27 to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007, File No. 333-140600.

10.15	Form of Assignment of Inventions Agreement — Incorporated herein by reference to Exhibit 10.28 to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007, File No. 333-140600.

10.16	Form of Confidentiality Agreement — Incorporated herein by reference to Exhibit 10.29 to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007, File No. 333-140600.

10.17†	License Agreement 98-0228, dated February 22, 1999, between the Company and Wisconsin Alumni Research Foundation — Incorporated herein by reference to Exhibit 10.4 to Amendment No. 3 to the Company’s registration statement on Form S-1 filed with the SEC on April 19, 2007, File No. 333-140600.

10.18†	Amendment to License Agreement 98-0228, dated April 16, 2007, between the Company and Wisconsin Alumni Research Foundation — Incorporated herein by reference to Exhibit 10.31 to the Company’s registration statement on Form S-1 filed with the SEC on September 21, 2007, File No. 333-146219.

10.19†	Amendment to License Agreement 98-0228, dated December 16, 2008, between the Company and Wisconsin Alumni Research Foundation — Incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on December 30, 2008, File No. 001-33452.

10.20	Stock Purchase Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on April 28, 2008, File No. 001-33452.

10.21	Shareholder Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors — Incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on April 28, 2008, File No. 001-33452.

10.22	Investors’ Rights Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors — Incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on April 28, 2008, File No. 001-33452.

10.23†	Limited Exclusive License Agreement, dated February 23, 2007, between the Company and Regents of the University of California — Incorporated herein by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the SEC on April 28, 2008, File No. 001-33452.

10.24†	Amendment One to Limited Exclusive License Agreement, dated April 8, 2008, between the Company and Lawrence Livermore National Security, LLC — Incorporated herein by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed with the SEC on April 28, 2008, File No. 001-33452.

10.25†	Limited Exclusive Sublicense Agreement, dated April 25, 2008, between the Company and Compact Particle Acceleration Corporation — Incorporated herein by reference to Exhibit 10.6 to the Company’s current report on Form 8-K filed with the SEC on April 28, 2008, File No. 001-33452.

10.26†	Supply Agreement, dated June 25, 2008, between the Company and Hitachi Medical Corporation — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on June 30, 2008, File No. 001-33452.

10.27	Form of Indemnification Agreement for Directors, Executive Officers, and Controller — Incorporated herein by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed with the SEC on November 7, 2008, File No. 001-33452.

10.28+	Form of Employment Agreement, dated November 5, 2008, between the Company and Brenda S. Furlow and Rafael L. Vaello — Incorporated herein by reference to Exhibit 10.37 to the Company’s annual report on Form

Exhibit
Number	Description
10-K filed with the SEC on March 12, 2009, File No. 001-33452.

10.29†	Long-term Purchase Agreement, dated December 22, 2008, among the Company, e2v, Inc. and e2v Technologies (UK) Limited — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on December 30, 2008, File No. 001-33452.

10.30†	Manufacture and Supply Agreement, dated January 13, 2009 and effective October 8, 2008, between the Company and Siemens AG Healthcare Sector, Components & Vacuum Technology — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on January 16, 2009, File No. 001-33452.

10.31	Amendment One to Manufacture and Supply Agreement, dated April 13, 2009, between the Company and Siemens AG Healthcare Sector, Components & Vacuum Technology — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on April 13, 2009, File No. 001-33452.

10.32+	Form of First Amendment to Employment Agreement, dated July 1, 2009, between the Company and Brenda S. Furlow and Eric A. Schloesser — Incorporated herein by reference to Exhibit 10.33 to the Company’s annual report on Form 10-K filed with the SEC on March 11, 2010, File No. 001-33452.

10.33	Magnetron Subscription Agreement, dated April 24, 2009 and effective May 1, 2009, between the Company and e2v, Inc. and e2v Technologies (UK) Limited — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on April 29, 2009, File No. 001-33452.

10.34+	Employment Agreement, dated June 10, 2009 and effective June 22, 2009, between the Company and Thomas E. Powell — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on June 11, 2009, File No. 001-33452.

10.35+	Form of First Amendment to Employment Agreement, dated July 1, 2009, between the Company and T. Rockwell Mackie and Thomas E. Powell — Incorporated herein by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q filed with the SEC on August 6, 2009, File No. 001-33452.

10.36+	First Amendment to Employment Agreement, dated July 1, 2009, between the Company and Rafael L. Vaello — Incorporated herein by reference to Exhibit 10.38 to the Company’s annual report on Form 10-K filed with the SEC on March 11, 2010, File No. 001-33452.

10.37	Magnetron Subscription Agreement (revised redaction), dated April 24, 2009 and effective May 1, 2009, between the Company and e2v, Inc. and e2v Technologies (UK) Limited — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on October 28, 2009, File No. 001-33452.

10.38	Amended and Restated Equity Interest Transfer Agreement, dated November 18, 2009, between the Company and Chengdu Twin-Peak Accelerator Technology Inc., Sichuan Nanguang Vacuum Technology Incorporated Ltd. and Yao Chongguo — Incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on November 23, 2009, File No. 001-33452.

10.39+	Amended and Restated Employment Agreement, dated March 9, 2010, between the Company and Frederick A. Robertson — Incorporated herein by reference to Exhibit 10.45 to the Company’s annual report on Form 10-K filed with the SEC on March 11, 2010, File No. 001-33452.

10.40	Termination of Avalon Agreement, dated May 28, 2010, between the company and Avalon Capital Group, Inc., Avalon Technology, LLC and Avalon Portfolio, LLC — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on June 1, 2010, File No. 001-33452.

10.41 †	Amendment to Supply Agreement, dated September 10, 2010, between the Company and Hitachi Medical Corporation — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on September 10, 2010, File No. 001-33452.

10.42 †	Second Amended and Restated Loan Agreement, dated November 30, 2010, between the Company and M&I Marshall & Ilsley Bank — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on December 2, 2010, File No. 001-33452.

10.43 †	Second Amended and Restated Promissory Note, dated November 30, 2010, between the Company and M&I Marshall & Ilsley Bank — Incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on December 2, 2010, File No. 001-33452.

10.44+	Second Amendment to Employment Agreement, dated as of March 6, 2011, by and between the Company and Brenda S. Furlow — Incorporated by reference to Exhibit 10.1 to the Company’s current report of Form 8-K filed with the SEC on March 7, 2011, File No. 001-33452.

Exhibit
Number	Description
21	Subsidiaries of TomoTherapy Incorporated — Incorporated herein by reference to Exhibit 21 to the Company’s annual report on Form 10-K filed with the SEC on March 3, 2011, File No. 001-33452.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm — Incorporated herein by reference to Exhibit 23.1 to the Company’s annual report on Form 10-K filed with the SEC on March 3, 2011, File No. 001-33452.

23.2	Consent of Grant Thornton LLP, independent registered public accounting firm — Incorporated herein by reference to Exhibit 23.2 to the Company’s annual report on Form 10-K filed with the SEC on March 3, 2011, File No. 001-33452.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the corresponding filing and submitted separately to the SEC.

+	Executive compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Frederick A. Robertson
Frederick A. Robertson, M.D.
Chief Executive Officer and President Dated: April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 15, 2011 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Position

/s/ Frederick A. Robertson	Chief Executive Officer, President and Director
Frederick A. Robertson, M.D.	(principal executive officer)

/s/ Thomas E. Powell	Chief Financial Officer and Treasurer (principal
Thomas E. Powell	financial and accounting officer)

*	Chairman of the Board, Director
T. Rockwell Mackie, Ph.D.

*	Director
Lance C. Balk

*	Director
Sam R. Leno

*	Director
H. Jonathan McCloskey

*	Director
John J. McDonough

*	Director
Cary J. Nolan

*	Director
Carlos A. Perez

*	Director
Roy T. Tanaka

*	Director
Frances S. Taylor

* /s/ Brenda S. Furlow	Vice President, Corporate Secretary and General Counsel
Brenda S. Furlow, As Attorney-in-Fact

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of March 6, 2011, among Parent, Merger Sub and the Company — Incorporated by referenced to Exhibit 2.1 to the Company’s current report of Form 8-K filed with the SEC on March 7, 2011, File No. 001-33452.

3.1	Amended and Restated Articles of Incorporation of the Company — Incorporated herein by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed with the SEC on November 7, 2008, File No. 001-33452.

3.2	Amended and Restated Bylaws of the Company — Incorporated herein by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q filed with the SEC on November 7, 2008, File No. 001-33452.

4.1	Form of the Company’s Common Stock Certificate — Incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007, File No. 333-140600.

10.1	Lease Agreement, dated January 26, 2005, between the Company and Old Sauk Trails Park Limited Partnership — Incorporated herein by reference to Exhibit 10.13 to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007, File No. 333-140600.

10.2	Lease Agreement, dated October 28, 2005, between the Company and Adelphia, LLC — Incorporated herein by reference to Exhibit 10.14 to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007, File No. 333-140600.

10.3+	Incentive Stock Option Plan, as amended, and forms of option agreements thereunder — Incorporated herein by reference to Exhibit 10.16 to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007, File No. 333-140600.

10.4+	2000 Stock Option Plan, as amended, and forms of option agreements thereunder — Incorporated herein by reference to Exhibit 10.17 to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007, File No. 333-140600.

10.5+	2002 Stock Option Plan, as amended, and forms of option agreements thereunder — Incorporated herein by reference to Exhibit 10.18 to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007, File No. 333-140600.

10.6	Standard Terms and Conditions of Sale — Incorporated herein by reference to Exhibit 10.19 to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007, File No. 333-140600.

10.7	International Standard Terms and Conditions of Sale — Incorporated herein by reference to Exhibit 10.20 to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007, File No. 333-140600.

10.8	Tomo Lifecycle Care and Partnership Terms and Conditions — Incorporated herein by reference to Exhibit 10.21 to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2007, File No. 333-140600.

10.9†	Development and OEM Supply Agreement, dated January 27, 2003, between the Company and Analogic Corporation — Incorporated herein by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007, File No. 333-140600.

10.10+	2007 Equity Incentive Plan — Incorporated herein by reference to Exhibit 10.19 to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007, File No. 333-140600.

10.11+	First Amendment to 2007 Equity Incentive Plan, dated May 1, 2009 — Incorporated herein by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed with the SEC on May 5, 2009, File No. 001-33452.

10.12+	Second Amendment to 2007 Equity Incentive Plan, dated December 9, 2010 — Incorporated herein by reference to Exhibit 10.12 to the Company’s annual report on Form 10-K filed with the SEC on March 3, 2011, File No. 001-33452.

10.13+	2007 Employee Stock Purchase Plan, as amended — Incorporated herein by reference to Exhibit 10.20 to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007, File No. 333-140600.

10.14	Form of Noncompetition Agreement — Incorporated herein by reference to Exhibit 10.27 to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007, File No. 333-140600.

Exhibit
Number	Description
10.15	Form of Assignment of Inventions Agreement — Incorporated herein by reference to Exhibit 10.28 to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007, File No. 333-140600.

10.16	Form of Confidentiality Agreement — Incorporated herein by reference to Exhibit 10.29 to Amendment No. 2 to the Company’s registration statement on Form S-1 filed with the SEC on April 16, 2007, File No. 333-140600.

10.17†	License Agreement 98-0228, dated February 22, 1999, between the Company and Wisconsin Alumni Research Foundation — Incorporated herein by reference to Exhibit 10.4 to Amendment No. 3 to the Company’s registration statement on Form S-1 filed with the SEC on April 19, 2007, File No. 333-140600.

10.18†	Amendment to License Agreement 98-0228, dated April 16, 2007, between the Company and Wisconsin Alumni Research Foundation — Incorporated herein by reference to Exhibit 10.31 to the Company’s registration statement on Form S-1 filed with the SEC on September 21, 2007, File No. 333-146219.

10.19†	Amendment to License Agreement 98-0228, dated December 16, 2008, between the Company and Wisconsin Alumni Research Foundation — Incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on December 30, 2008, File No. 001-33452.

10.20	Stock Purchase Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on April 28, 2008, File No. 001-33452.

10.21	Shareholder Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors — Incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on April 28, 2008, File No. 001-33452.

10.22	Investors’ Rights Agreement, dated April 25, 2008, between Compact Particle Acceleration Corporation and its investors — Incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on April 28, 2008, File No. 001-33452.

10.23†	Limited Exclusive License Agreement, dated February 23, 2007, between the Company and Regents of the University of California — Incorporated herein by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the SEC on April 28, 2008, File No. 001-33452.

10.24†	Amendment One to Limited Exclusive License Agreement, dated April 8, 2008, between the Company and Lawrence Livermore National Security, LLC — Incorporated herein by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed with the SEC on April 28, 2008, File No. 001-33452.

10.25†	Limited Exclusive Sublicense Agreement, dated April 25, 2008, between the Company and Compact Particle Acceleration Corporation — Incorporated herein by reference to Exhibit 10.6 to the Company’s current report on Form 8-K filed with the SEC on April 28, 2008, File No. 001-33452.

10.26†	Supply Agreement, dated June 25, 2008, between the Company and Hitachi Medical Corporation — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on June 30, 2008, File No. 001-33452.

10.27	Form of Indemnification Agreement for Directors, Executive Officers, and Controller — Incorporated herein by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed with the SEC on November 7, 2008, File No. 001-33452.

10.28+	Form of Employment Agreement, dated November 5, 2008, between the Company and Brenda S. Furlow and Rafael L. Vaello — Incorporated herein by reference to Exhibit 10.37 to the Company’s annual report on Form 10-K filed with the SEC on March 12, 2009, File No. 001-33452.

10.29†	Long-term Purchase Agreement, dated December 22, 2008, among the Company, e2v, Inc. and e2v Technologies (UK) Limited — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on December 30, 2008, File No. 001-33452.

10.30†	Manufacture and Supply Agreement, dated January 13, 2009 and effective October 8, 2008, between the Company and Siemens AG Healthcare Sector, Components & Vacuum Technology — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on January 16, 2009, File No. 001-33452.

10.31	Amendment One to Manufacture and Supply Agreement, dated April 13, 2009, between the Company and Siemens AG Healthcare Sector, Components & Vacuum Technology — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on April 13, 2009, File No. 001-33452.

10.32+	Form of First Amendment to Employment Agreement, dated July 1, 2009, between the Company and Brenda S.

Exhibit
Number	Description
Furlow and Eric A. Schloesser — Incorporated herein by reference to Exhibit 10.33 to the Company’s annual report on Form 10-K filed with the SEC on March 11, 2010, File No. 001-33452.

10.33	Magnetron Subscription Agreement, dated April 24, 2009 and effective May 1, 2009, between the Company and e2v, Inc. and e2v Technologies (UK) Limited — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on April 29, 2009, File No. 001-33452.

10.34+	Employment Agreement, dated June 10, 2009 and effective June 22, 2009, between the Company and Thomas E. Powell — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on June 11, 2009, File No. 001-33452.

10.35+	Form of First Amendment to Employment Agreement, dated July 1, 2009, between the Company and T. Rockwell Mackie and Thomas E. Powell — Incorporated herein by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q filed with the SEC on August 6, 2009, File No. 001-33452.

10.36+	First Amendment to Employment Agreement, dated July 1, 2009, between the Company and Rafael L. Vaello — Incorporated herein by reference to Exhibit 10.38 to the Company’s annual report on Form 10-K filed with the SEC on March 11, 2010, File No. 001-33452.

10.37	Magnetron Subscription Agreement (revised redaction), dated April 24, 2009 and effective May 1, 2009, between the Company and e2v, Inc. and e2v Technologies (UK) Limited — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on October 28, 2009, File No. 001-33452.

10.38	Amended and Restated Equity Interest Transfer Agreement, dated November 18, 2009, between the Company and Chengdu Twin-Peak Accelerator Technology Inc., Sichuan Nanguang Vacuum Technology Incorporated Ltd. and Yao Chongguo — Incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on November 23, 2009, File No. 001-33452.

10.39+	Amended and Restated Employment Agreement, dated March 9, 2010, between the Company and Frederick A. Robertson — Incorporated herein by reference to Exhibit 10.45 to the Company’s annual report on Form 10-K filed with the SEC on March 11, 2010, File No. 001-33452.

10.40	Termination of Avalon Agreement, dated May 28, 2010, between the company and Avalon Capital Group, Inc., Avalon Technology, LLC and Avalon Portfolio, LLC — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on June 1, 2010, File No. 001-33452.

10.41 †	Amendment to Supply Agreement, dated September 10, 2010, between the Company and Hitachi Medical Corporation — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on September 10, 2010, File No. 001-33452.

10.42 †	Second Amended and Restated Loan Agreement, dated November 30, 2010, between the Company and M&I Marshall & Ilsley Bank — Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on December 2, 2010, File No. 001-33452.

10.43 †	Second Amended and Restated Promissory Note, dated November 30, 2010, between the Company and M&I Marshall & Ilsley Bank — Incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on December 2, 2010, File No. 001-33452.

10.44+	Second Amendment to Employment Agreement, dated as of March 6, 2011, by and between the Company and Brenda S. Furlow — Incorporated by reference to Exhibit 10.1 to the Company’s current report of Form 8-K filed with the SEC on March 7, 2011, File No. 001-33452.

21	Subsidiaries of TomoTherapy Incorporated — Incorporated herein by reference to Exhibit 21 to the Company’s annual report on Form 10-K filed with the SEC on March 3, 2011, File No. 001-33452.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm — Incorporated herein by reference to Exhibit 23.1 to the Company’s annual report on Form 10-K filed with the SEC on March 3, 2011, File No. 001-33452.

23.2	Consent of Grant Thornton LLP, independent registered public accounting firm — Incorporated herein by reference to Exhibit 23.2 to the Company’s annual report on Form 10-K filed with the SEC on March 3, 2011, File No. 001-33452.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the corresponding filing and submitted separately to the SEC.

+	Executive compensation plan or arrangement.