Form 10-Q
period 2011-03-31
TomoTherapy Inc
filed 2011-05-10
CIK 1317872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of April 29, 2011: 56,188,986 shares.

TomoTherapy Incorporated and Subsidiaries
Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents (CPAC balances of $68 and $333)	$137,362	$123,905
Short-term investments	—	28,150
Receivables, net of allowances of $827 and $340 (CPAC balances of $0 and $244)	29,735	32,850
Inventories, net	59,094	49,270
Prepaid expenses and other current assets (CPAC balances of $8 and $74)	1,682	1,816

Total current assets	227,873	235,991
Property and equipment, net (CPAC balances of $2,752 and $2,941)	21,065	22,026
Other non-current assets, net (CPAC balances of $103 and $106)	13,326	11,545

TOTAL ASSETS	$262,264	$269,562

LIABILITIES AND EQUITY
Accounts payable (CPAC balances of $121 and $103)	$21,498	$13,405
Notes payable (CPAC balances of $754 and $530)	754	530
Accrued expenses (CPAC balances of $601 and $647)	27,220	30,388
Accrued warranty	4,354	5,045
Deferred revenue	32,441	34,033
Customer deposits	14,154	17,483

Total current liabilities	100,421	100,884
Other non-current liabilities (CPAC balances of $15 and $16)	2,049	2,477

TOTAL LIABILITIES	102,470	103,361

Preferred stock, authorized 10,000,000 shares of $1 par value; no shares issued and outstanding	—	—
Common stock, authorized 200,000,000 shares of $0.01 par value; 56,320,391 and 56,210,249 shares issued; 56,186,266 and 56,076,124 shares outstanding	532	531
Additional paid-in capital	679,135	677,106
Treasury stock, at cost; 134,125 and 134,125 shares	(454)	(454)
Accumulated other comprehensive loss	(759)	(803)
Accumulated deficit	(520,952)	(513,787)

Total shareholders’ equity	157,502	162,593
Noncontrolling interests	2,292	3,608

TOTAL EQUITY	159,794	166,201

TOTAL LIABILITIES AND EQUITY	$262,264	$269,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue:
Product	$31,677	$29,229
Service and other	15,496	12,851

Total revenue	47,173	42,080

Cost of revenue:
Product	14,239	12,785
Service and other	20,125	16,691

Total cost of revenue	34,364	29,476

Gross profit	12,809	12,604

Operating expenses:
Research and development	7,441	7,540
Selling, general and administrative	15,032	11,034

Total operating expenses	22,473	18,574

Loss from operations	(9,664)	(5,970)
Other income (expense):
Interest income	215	531
Interest expense	(29)	(11)
Other income (expense), net	1,741	(448)

Total other income	1,927	72

Loss before income tax	(7,737)	(5,898)
Income tax expense (benefit)	753	(44)

Net loss	(8,490)	(5,854)
Noncontrolling interests	1,325	1,176

Net loss attributable to shareholders	$(7,165)	$(4,678)

Weighted-average common shares outstanding — basic and diluted	53,125	51,566

Loss per common share — basic and diluted	$(0.13)	$(0.09)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(8,490)	$(5,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,272	2,503
Share-based compensation	1,611	1,819
Deferred income tax expense (benefit)	690	(72)
Other noncash items	(467)	2
Changes in operating assets and liabilities:
Receivables, net	3,040	(181)
Inventories, net	(11,215)	(6,136)
Other assets	142	(1,109)
Accounts payable	8,066	5,548
Accrued expenses	(3,826)	(2,348)
Accrued warranty	(691)	(594)
Deferred revenue	(2,008)	(1,950)
Customer deposits	(3,328)	(2,699)

Net cash used in operating activities	(14,204)	(11,071)

Cash flows from investing activities:
Purchases of property and equipment	(598)	(1,239)
Proceeds from sales and maturities of short-term investments	28,333	21,250
Other investing activities	(180)	(241)

Net cash provided by (used in) investing activities	27,555	19,770

Cash flows from financing activities:
Payments on notes payable	(255)	(34)
Proceeds from exercises of stock options and warrants	428	573
Proceeds from issuance of CPAC notes payable	224	—
Proceeds from issuance of CPAC common stock	—	6,526

Net cash provided by financing activities	397	7,065
Effect of exchange rate changes on cash and cash equivalents	(291)	199

Increase (decrease) in cash and cash equivalents	13,457	15,963
Cash and cash equivalents at beginning of year	123,905	76,108

Cash and cash equivalents at end of year	$137,362	$92,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

TOMOTHERAPY INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(unaudited)

	Shareholders’ Equity
				Accumulated
				Other
		Additional Paid-		Comprehensive	Accumulated	Noncontrolling
	Common Stock	in Capital	Treasury Stock	Income (Loss)	Deficit	Interests	Total Equity

Balance at December 31, 2009	$515	$667,177	$(137)	$(268)	$(483,863)	$3,911	$187,335
Net loss	—	—	—	—	(4,678)	(1,176)	(5,854)
Other comprehensive income (loss)	—	—	—	(307)	—	—	(307)

Comprehensive loss							(6,161)

Issuance of common stock	—	—	—	—	—	6,526	6,526
Exercise of stock options	2	571	—	—	—	—	573
Share-based compensation expense	—	1,819	—	—	—	—	1,819

Balance at March 31, 2010	$517	$669,567	$(137)	$(575)	$(488,541)	$9,261	$190,092

Balance at December 31, 2010	$531	$677,106	$(454)	$(803)	$(513,787)	$3,608	$166,201
Net loss	—	—	—	—	(7,165)	(1,325)	(8,490)
Other comprehensive income (loss)	—	—	—	44	—	—	44

Comprehensive loss							(8,446)

Exercise of stock options	1	418	—	—	—	—	419
Issuance of stock warrants	—	—	—	—	—	9	9
Share-based compensation expense	—	1,611	—	—	—	—	1,611

Balance at March 31, 2011	$532	$679,135	$(454)	$(759)	$(520,952)	$2,292	$159,794

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the accounting and disclosure rules and regulations of the United States Securities and Exchange Commission (SEC) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC. In the opinion of management, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation have been included in the condensed consolidated financial statements. Interim results are not necessarily indicative of results for the full year ending December 31, 2011.
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

NOTE B — SUPPLEMENTAL FINANCIAL INFORMATION
Short-term Investments
Investments consisted of the following (in thousands):

	December 31, 2010
	Cost basis	Unrealized gains	Unrealized losses	Fair value
U.S. government and U.S. governmental agency securities	$20,049	$429	$—	$20,478
Corporate bonds	7,568	104	—	7,672

	$27,617	$533	$—	$28,150

The remaining maturities of debt securities were as follows (in thousands):

	December 31, 2010
	Cost basis	Fair value
Due in one year or less	$18,658	$18,884
Due after one year through five years	8,959	9,266

	$27,617	$28,150

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

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
As of March 31, 2011, the Company had no short-term investments.
Inventories, net
Net inventories consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Raw materials	$46,224	$38,479
Work-in-process	4,946	4,004
Finished goods	7,924	6,787

	$59,094	$49,270

Accrued Warranty
The Company’s sales terms include a warranty that typically covers the first year of System operation and is based on terms that are generally accepted in the marketplace. The Company records a current liability for the expected cost of warranty-related claims at the time of sale.
The following table presents changes in the Company’s product warranty accrual (in thousands):

	Three Months Ended March 31,
	2011	2010
Balance, beginning of period	$5,045	$4,173
Charged to cost of revenue	1,550	1,260
Adjustments related to change in estimate	(970)	(373)
Actual product warranty expenditures	(1,271)	(1,481)

Balance, end of period	$4,354	$3,579

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
Deferred revenue with expected recognition dates of greater than one year are classified in the condensed consolidated financial statements as “Other non-current liabilities.” As of March 31, 2011 and December 31, 2010, the Company’s non-current deferred revenue was $0.4 million and $0.8 million, respectively.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) refers to revenue, expenses, gains and losses that, under U.S. GAAP, are included in other comprehensive income (loss), but are excluded from net income (loss), as these amounts are recorded as a direct adjustment to shareholders’ equity, net of tax, when applicable. The Company generated other comprehensive income of $0.04 million and other comprehensive loss of $0.3 million for the three month periods ended March 31, 2011 and 2010, respectively.
NOTE C — NET LOSS PER COMMON SHARE
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
For the three months ended March 31, 2011 and 2010, diluted net loss per share was the same as basic net loss per share because the effects of potentially dilutive securities are anti-dilutive.

Outstanding anti-dilutive securities not included in the diluted net loss per share calculation are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Stock options	4,127	5,028
Restricted stock	2,968	2,436

	7,095	7,464

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
The Company categorizes revenue by geographic region. Revenues are attributed to geographic region based on country location of the customer site. The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended March 31,
	2011	2010
Americas (1)	$26,908	$13,333
Europe and Middle East	13,924	19,563
Asia-Pacific	6,341	9,184

	$47,173	$42,080

(1)	Americas region contains revenue from the United States of $23.7 million and $12.7 million for the three months ended March 31, 2011 and 2010, respectively.
NOTE E — INCOME TAXES
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
For the three months ended March 31, 2011, the Company recorded income tax expense resulting in an effective income tax rate of (9.7)%. The effective tax rate differed significantly from the statutory rate primarily due to maintaining a valuation allowance for deferred tax assets that are not more-likely-than-not to be realized and recording disproportionate tax expense of $0.7 million that, as of the end of the prior year, related to the available for sale component of accumulated other comprehensive income. The disproportionate tax expense was not recognized in income prior to the current period as a result of the Company’s policy of clearing disproportionate tax effects from accumulated other comprehensive income when the related component ceases to exist. Due to a complete liquidation of its short-term investment portfolio in the current period, the related disproportionate tax effect was recognized in income. For the three months ended March 31, 2010, the Company recorded income tax benefit resulting in an effective income tax rate of 0.7%. There were no material changes in unrecognized tax benefits during the three months ended March 31, 2011, nor does the Company anticipate a material change in total unrecognized tax benefits within the next 12 months.
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
Securities Litigation
On May 30, 2008 and June 10, 2008, two separate complaints were filed by certain shareholders of Tomo in the U.S. District Court for the Western District of Wisconsin (the Court) against Tomo and certain of its officers and all of its independent directors during the period in question. The complaints were consolidated on October 23, 2008. In the consolidated action (the 2008 Securities Litigation), the plaintiffs allege that the defendants violated the Securities Act of 1933 (the Securities Act) with respect to statements made in connection with the initial and secondary public offerings of the Company’s common stock and the Securities Exchange Act of 1934 (Exchange Act) by misrepresenting the Company’s projected financial outlook during the period May 9, 2007 through April 17, 2008. The named plaintiffs, Michael Schultz, John Scala, et al., seek to represent persons who purchased Tomo’s securities between those dates and who were damaged as a result of the decline in the price of Tomo’s stock between those dates, allegedly attributable to the financial misrepresentations, and seek compensatory damages in an unspecified amount.

Tomo moved to dismiss the consolidated complaint on December 8, 2008. On July 9, 2009, the Court ruled on the motion to dismiss the consolidated complaint by dismissing without prejudice all claims under the Exchange Act and all but one claim under the Securities Act for failure to state a claim upon which relief could be granted. On August 3, 2009, the plaintiffs amended the consolidated complaint by filing their Second Amended Consolidated Complaint (the Amended Complaint). Tomo moved to dismiss the Amended Complaint on September 3, 2009, and on December 15, 2009, the Court granted this second motion to dismiss in part and denied it in part. The plaintiffs have moved for class certification.
However, on July 28, 2010, Tomo entered into an agreement to settle the 2008 Securities Litigation, which was approved by the Court on March 18, 2011 after notification to purported class members. Under the settlement, the claims against Tomo and its officers and directors were dismissed with prejudice and released in exchange for a cash payment of $5.0 million, which has been placed in escrow, funded by Tomo’s insurance carrier, a portion of which was the fee awarded to class counsel by the Court.
Stockholder Derivative Actions
On May 28, 2010 and July 9, 2010, two separate derivative lawsuits were filed in the Circuit Court of Dane County in Madison, Wisconsin by certain shareholders of Tomo against (a) certain officers and all of the persons who have served as directors of Tomo since May 9, 2007 (collectively, the Individual Defendants) and (b) Tomo, as nominal defendant. In their respective complaints (together, the Complaints), each of the named plaintiffs, The Dixon Family Living Trust and David Huh, allege that all of the Individual Defendants breached their fiduciary duties and engaged in abuse of control, gross mismanagement and waste of corporate assets, and that certain Individual Defendants were unjustly enriched. The Complaints were consolidated on October 11, 2010. The allegations are substantially similar to those claims made in the 2008 Securities Litigation. The Complaints seek damages, equitable relief, restitution and disgorgement of profits, costs and disbursements of the action, and other relief the court deems proper.
In March 2010, Tomo received two shareholder demand letters from attorneys representing other shareholders (together, the Demand Letters) containing allegations substantially similar to those made in the Complaints.
However, on February 9, 2011, Tomo entered into an agreement to settle the Complaints and the Demand Letters. Under the proposed settlement, the claims against Tomo and its officers and directors would be dismissed with prejudice and released in exchange for implementation of a number of governance changes and the payment of $275,000 for attorneys fees, $250,000 of which would be funded by Tomo’s insurance carrier. On March 4, 2011, the Court preliminarily approved the terms of the settlement, subject to notice to shareholders. Final approval is expected in May 2011.
Tomo and the Individual Defendants believe that there are substantial legal and factual defenses to the allegations contained in the Complaints. Moreover, Tomo and the Individual Defendants carry insurance for these types of claims and related defense costs. As of March 31, 2011, Tomo estimated that it would not incur any material costs in connection with these claims or the defense thereof, given that Tomo has already paid the applicable $0.5 million insurance deductible in connection with the 2008 Securities Litigation.
Litigation Related to the Accuray Merger
On or about March 11, 2011, an alleged Tomo shareholder, Andrew M. Storch, filed a purported class action complaint on behalf of himself and all other similarly situated Tomo shareholders in the Circuit Court of Dane County, Wisconsin, captioned Storch v. TomoTherapy Incorporated, et al., Case No. 11 CV 1183. The lawsuit relates to the Agreement and Plan of Merger, dated as of March 6, 2011, among Tomo, Accuray Incorporated, a Delaware corporation (Accuray), and Jaguar Acquisition, Inc., a Wisconsin corporation (Merger Sub), and names as defendants Tomo and certain directors and officers of Tomo (which, together with Tomo, we refer to as the TomoTherapy defendants). Thereafter, four more alleged Tomo shareholders filed complaints in the same court on behalf of the same purported class and against the same defendants, under the following captions: Janz v. TomoTherapy Incorporated, et al., Case No. 11 CV 1184 (filed on March 11, 2011); Haselwander v. TomoTherapy Incorporated, et al., Case No. 11 CV 1189 (filed on March 14, 2011); Reiter v. TomoTherapy Incorporated, et al., Case No. 11 CV 1203 (filed on March 15, 2011); and Shuen v. TomoTherapy Incorporated, et al., Case No. 11 CV 1208 (filed on March 15, 2011). The Reiter and the Shuen complaints also named Accuray and Merger Sub as defendants (collectively, the Accuray defendants).

On April 4, 2011, all five actions were consolidated under the caption In re TomoTherapy Incorporated Shareholder Litigation, Lead Case No. 11 CV 1183. Plaintiffs have moved to dismiss Accuray as a defendant from the consolidated action. On April 18, 2011, plaintiffs filed a consolidated complaint, which alleges, among other things, that Tomo’s directors breached their fiduciary duties in connection with the negotiation, consideration and approval of the merger agreement between Tomo and Accuray by, among other things, conducting a flawed sales process and agreeing to sell Tomo for inadequate consideration and on otherwise inappropriate terms. The complaint also alleges that the defendants filed with the SEC a Form S-4 Registration Statement that misstates or omits material information regarding the proposed transaction. The complaint further alleges that Tomo aided and abetted the alleged breaches of fiduciary duty by Tomo’s directors. Based on these allegations, the consolidated complaint seeks equitable relief, including an injunction of the merger, and costs and expenses of the litigation, including attorneys’ fees.
The TomoTherapy defendants filed a motion to dismiss the consolidated complaint on April 25, 2011. A hearing on the motion to dismiss is scheduled to be held on May 12, 2011. Based on the facts known to date, the TomoTherapy defendants consider the claims asserted to be without merit and intend to vigorously defend against them.
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
Operating Leases
The Company leases six facilities under separate operating leases with various expiration dates through 2018. The Company also leases automobiles under separate operating leases with various expiration dates through 2014. Rent expense was $1.2 million during each of the three months ended March 31, 2011 and 2010.
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
NOTE G — STOCK INCENTIVE PLANS
The Company sponsors three stock incentive plans (the Plans), which allow for the grant of incentive stock options, nonqualified stock options and restricted stock. Each option grant entitles the holder to purchase a specified number of shares of Tomo common stock at a specified price that may not be less than the fair market value on the grant date. Although the option grants under the Plans have a maximum life of ten years, the majority of the grants made to date have lives of six years and vest at various intervals. Each restricted stock grant entitles the holder to receive a specified number of shares of Tomo common stock that vest at various intervals. Vesting schedules are determined at the grant date by the Compensation Committee of Tomo’s Board of Directors.
Under the 2007 Equity Incentive Plan (as amended in March 2009 and December 2010), Tomo’s Board of Directors is authorized to grant stock-based awards to employees, directors and consultants for up to 7,335,822 shares in the aggregate. As of March 31, 2011, two other plans remained in effect along with the 2007 Plan; however, equity-based awards may only be granted under the 2007 Plan.

The following table summarizes the activity under the Plans (in thousands, except for weighted-average exercise price and weighted-average fair value at grant date):

		Stock Options		Restricted Stock
					Weighted-
	Shares	Number of	Weighted-		Average
	Available	Options	Average	Number of	Fair Value
	for Grant	Outstanding	Exercise Price	Shares	at Grant Date
Balance at December 31, 2010	2,157	4,315	5.04	2,998	3.89
Authorized	—	—	—	—	—
Granted	—	—	—	—	—
Exercised	—	(136)	3.08	(3)	2.95
Cancelled	32	(52)	7.70	(26)	3.76

Balance at March 31, 2011	2,189	4,127	$5.07	2,969	$3.89

Exercisable at March 31, 2011		3,897	$4.94	—	$—

At March 31, 2011, the Company’s weighted-average remaining contractual term was 2.4 years for all outstanding stock options, 2.3 years for outstanding vested stock options and 1.9 years for restricted stock. In addition, the Company’s aggregate intrinsic value was $4.0 million for all outstanding stock options and $3.8 million for vested stock options that were outstanding at March 31, 2011.
NOTE H — INVESTMENT IN COMPACT PARTICLE ACCELERATION CORPORATION
During April 2008, TomoTherapy established a new affiliate, CPAC, to develop a compact proton therapy system for the treatment of cancer. CPAC’s investors include Tomo, private investors and potential customers.
Tomo contributed intellectual property with a fair market value of approximately $1.9 million as its investment in CPAC. CPAC raised additional capital of $6.6 million and $6.9 million during 2010 and 2009, respectively. As of March 31, 2011 and December 31, 2010, Tomo’s ownership interest in CPAC was 5.3%.
In the fourth quarter of 2010, Tomo and certain other CPAC investors purchased convertible promissory notes from CPAC. Under the terms of the notes, Tomo paid for 50% of the notes it purchased prior to December 31, 2010 and paid the remaining 50% in the first quarter of 2011 and received 1,386,983 of CPAC’s warrants. Total consideration for the notes Tomo purchased was $0.8 million. Outside investors purchased $0.8 million of the convertible promissory notes and received 1,386,981 of CPAC’s warrants. The notes are due on June 3, 2011 at 12% and are convertible into CPAC’s common stock at a per share conversion price as defined in the notes. The CPAC warrants are exercisable through November 2020 at an exercise price of $0.57 per CPAC common share. At March 31, 2011, no notes had been converted and no warrants had been exercised.
On March 9, 2011, Tomo entered into a revolving promissory note with CPAC under which there were no borrowings as of March 31, 2011. The available amount of the revolving promissory note is $0.5 million until May 15, 2011 after which time no additional borrowings are allowed. The note bears interest at 12% per annum compounded quarterly. The note expires and all amounts become due on the earlier of September 1, 2011, a transaction involving a change of control, or an event of default.
Tomo also has a contractual agreement to provide certain support and management services to CPAC. Tomo may provide additional financial support to CPAC in the future. Settlements of CPAC’s obligations are restricted to the assets of CPAC. The creditors and beneficial interest holders of CPAC have no recourse to TomoTherapy.
NOTE I — PENDING ACQUISITION
Tomo entered into an Agreement and Plan of Merger, dated as of March 6, 2011, with Accuray and Merger Sub, which contemplates the merger of Merger Sub with and into Tomo, with Tomo surviving the merger as a wholly owned subsidiary of Accuray. The consummation of the Merger is subject to the satisfaction or waiver of various conditions, including the approval of our shareholders and the receipt of certain third-party consents and regulatory approvals. Accordingly, there can be no assurance that the Merger will be consummated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read together with our audited consolidated financial statements and the notes to those financial statements, which are included in our Annual Report on Form 10-K, and our unaudited condensed consolidated financial statements and the notes thereto which are included in this report. This report may contain or incorporate by reference forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements reflect management’s expectations, estimates and assumptions, based on information available at the time of the statement or, with respect to any document incorporated by reference, available at the time that such document was prepared. Forward-looking statements include, but are not limited to, statements regarding future events, plans, goals, objectives, prospects and expectations. Forward-looking statements are often, but not always, made through the use of words such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “likely,” “expect,” “estimate,” “project” and similar expressions. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors, including, but not limited to, those discussed below under “Factors Affecting Our Financial Performance,” those in the section entitled “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and those in the section entitled “Risk Factors” under Part II, Item 1A of this report, which may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed in or implied by those statements. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to future results over time or otherwise, except as required by law.
Overview
We develop, manufacture, market and sell advanced radiation therapy solutions to treat a wide range of cancer types. We market and sell our products to hospitals and cancer treatment centers in the Americas, Europe, the Middle East and Asia-Pacific and offer customer support services in each region either directly or through distributors.
The treatment systems in our TomoTherapy product offering (collectively, the System or Systems) operate on a ring gantry and combine integrated CT imaging with conformal radiation therapy to deliver sophisticated radiation treatments with speed and precision while reducing radiation exposure to surrounding healthy tissue. Our Systems include: (1) the Hi Art treatment system; (2) the TomoHD treatment system; and (3) the TomoMobile relocatable radiation therapy solution. The Hi Art treatment system has been used since 2003 to deliver CT-guided, helical intensity-modulated radiation therapy (IMRT) treatment fractions. The TomoHD treatment system was announced in October 2009, was first shipped in the fourth quarter of 2010, and includes both our TomoHelical and TomoDirect treatment modalities to enable cancer centers to treat a broader patient population with a single device. The TomoMobile relocatable radiation therapy solution, first shipped in late 2009, consists of a standard TomoTherapy treatment system housed in a movable coach and is designed to improve the access and availability of state-of-the-art cancer care.
We have entered into an Agreement and Plan of Merger, dated as of March 6, 2011 (the Merger Agreement), with Accuray Incorporated, a Delaware corporation (Accuray), and Jaguar Acquisition, Inc., a Wisconsin corporation and a wholly-owned subsidiary of Accuray (Merger Sub), which contemplates the merger of Merger Sub with and into TomoTherapy, with TomoTherapy surviving the Merger as a wholly owned subsidiary of Accuray (the Merger). The consummation of the Merger is subject to the satisfaction or waiver of various conditions, including the approval of our shareholders and the receipt of certain third-party consents and regulatory approvals. Accordingly, there can be no assurance that the Merger will be consummated.
For the three months ended March 31, 2011 and 2010, our revenue was $47.2 million and $42.1 million, respectively, an increase of 12%, and our net loss attributable to shareholders was $7.2 million and $4.7 million, respectively, an increase of 53%. Included in our results for the three months ended March 31, 2011 are $2.1 million of expenses related to the proposed Merger. Although we experienced a net loss in the first three months of 2011, we had a working capital balance, which is calculated by subtracting our current liabilities from our current assets, of $127.5 million, including $137.4 million of cash and cash equivalents, as of March 31, 2011. Thus, we believe we will be able to fund ongoing operations and to invest in future product offerings for at least the next 12 months.
Despite continued economic uncertainty in 2011, we are encouraged by our financial results and we remain confident in the future commercial demand for our technology and product offerings due to planned new products, product enhancements and anticipated growth in global demand for CT image-guided radiation therapy equipment.

Factors Affecting Our Financial Performance
Our financial performance is significantly affected by the following factors:
Incoming orders
Because we sell high-priced capital equipment with a transaction cycle that can take many months between customer order and delivery, an important measure of our future financial performance is the dollar value of incoming orders for equipment. Although incoming orders decreased during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, we remain confident in the future commercial demand for our technology and product offerings due to planned new products, product enhancements and anticipated growth in global demand for CT image-guided radiation therapy equipment.
We still face a number of risks that could negatively impact incoming orders in the future. Since the Systems represent a major capital expenditure, our customers may require funding through a credit facility or lease arrangement. In the economic environment as of the date of this report, some customers may have difficulty obtaining the necessary credit or may be subject to increased constraints on their use of available cash. In addition, this economic environment may cause potential new customers to delay placing capital equipment orders or to purchase equipment that is less costly than our Systems.
We continued to experience heightened competition in the marketplace during the three months ended March 31, 2011. To counter this competitive pressure, we continue our efforts to improve the quality and effectiveness of our sales force, maintain our focus on group purchasing organizations and national accounts, continue our emphasis on regional user meetings and expand our product features. Furthermore, we believe continued innovation and expansion of our clinical capabilities will extend our technology leadership position, increase our prospects for greater market share and generate revenue growth.
Backlog
As of March 31, 2011, we had a backlog of $130.8 million, the majority of which we believe should convert to revenue within the next 12 months. We define backlog as the total contractual value of all firm orders received for Systems and related options that we believe are likely to ship within 24 months, plus the minimum payments that are contractually required under system rental agreements. To be included in backlog, orders must be evidenced by a signed quotation or a purchase order from the customer or distributor. Backlog does not include any revenue from service contracts, which represents a growing portion of our overall revenue.
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
We are starting to see modest improvement in the market, most notably in the Americas, which has historically been our largest market. We continue to be confident in the future commercial demand for our technology and product offerings due to our new products, new features and anticipated growth in demand for CT image-guided radiation therapy equipment.

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

•
Our geographic mix of customers may impact our average selling prices. We intend to continue to expand our international selling efforts, although we cannot be certain about what, if any, impact this will have on pricing. As of March 31, 2011, we did not have a hedging program in place to offset foreign exchange risk and, therefore, cannot be certain how foreign currency exchange rates will impact our financial results in the future.

•
Our ability to demonstrate the clinical benefits of the Systems compared to competing systems is an important factor in our ability to increase market demand for the Systems. To compete effectively, we may need to offer additional features that could require substantial additional resources to develop.

•
Our focus on sales to group purchasing organizations (GPOs) and multi-center customers may result in lower selling prices, as these customers tend to negotiate quantity discounts. Orders from these customers may remain in backlog longer than those from customers who place single unit orders, as units sold to multi-center customers tend to install sequentially over a longer period of time.

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
Service revenue
Our service revenue is generated primarily from post-warranty service contracts and the sale of service spare parts. Our service contracts may be purchased with one- or multiple-year terms and for a variety of service levels, giving our customers the option to contract for the level of support they desire. As of March 31, 2011, our most popular service plan continued to be our Total TLC Service Package (Total TLC). Under Total TLC, we provide customers with full spare parts coverage, including installation service by our field service engineers, full scheduled maintenance and unplanned repair service. We recognize service contract revenue ratably over the term of the contract. We generally recognize revenue from spare parts, which are primarily sold to our distributors, upon delivery. As the number of installed Systems continues to grow, we expect growth in our revenue from post-warranty service contracts.
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

In future periods, we expect to improve our gross margins through the following initiatives:
•
Service and support expenses. We have certain individual service contracts that produce negative gross profit margins for which we have recorded a reserve for the related estimated future losses. We anticipate the number of contracts producing negative margins will decline as we further our efforts to reduce the overall average direct service costs per installed System. We expect to improve service contract margins by leveraging our service infrastructure costs over a larger installed base, implementing remote diagnostic functionalities, outsourcing certain tasks when cost-effective and feasible, introducing component design changes aimed at reducing costs, increasing longevity and improving serviceability of our components, increasing the price for some of our older annual service contracts, and training our personnel to improve their problem-solving capabilities. Additionally, we invested $2.4 million in our “Fast Track” program during 2010. This program targeted selected systems in the field for upgrades of certain technology. While it increased our cost of revenue in 2010, this program is expected to reduce the cost to service the targeted systems in future periods. We believe that achieving success in these initiatives should also lead to reduced warranty costs and improved System performance.

•
Component supply and cost. Our cost of revenue continues to be impacted by high component costs and high replacement rates. We are continuing efforts to develop alternate components and implement enhancements to increase the performance of components used in the System. We are also seeking to identify lower-priced components of comparable or improved performance and quality, as well as making engineering improvements to the Systems in order to reduce costs. We believe that achieving these goals will result in reduced manufacturing, warranty and service support costs in the long term.

Our ability to execute on these strategies to reduce customer service and support expenses, as well as component costs and failure rates, will have a direct impact on our ability to improve profitability in the future. If we are unable to successfully execute these strategies, we may experience margins that are similar to or lower than our past margins.
Research and development expenses
Research and development expenses consist primarily of salary and benefits for research and development personnel who design and develop future products and product enhancements. Research and development expenses also include expenses associated with product design and development, the Compact Particle Acceleration Corporation (CPAC) proton therapy research project, customer research collaborations and fees to third parties who furnish services related to these activities.
We expect research and development expenses to decrease during 2011 as compared to 2010, primarily due to a decrease in CPAC spending. Additionally, we expect to capitalize more software development costs related to ongoing product development projects in 2011 as compared to 2010.
Selling, general and administrative expenses
Selling, general and administrative expenses consist of salary and benefits for executive management, sales, marketing and other corporate functions. Also included in these expenses are travel, sales commissions, trade shows and marketing materials and expenses related to accounting, legal, tax and other consulting fees.
We expect 2011 selling, general and administrative expenses to increase as compared to 2010 as we intend to increase our selling and marketing expenses to further promote our products in targeted markets. In addition, we expect to incur additional costs related to the proposed merger with Accuray.
Other income (expense)
Because we conduct business in numerous foreign jurisdictions, we are exposed to changes in foreign currency exchange rates. Foreign currency exchange rate fluctuations could materially adversely affect our business, financial condition and results of operations. Our primary exposures are related to foreign currency denominated sales and expenses in Europe. As of March 31, 2011, we did not have a hedging program in place to offset these risks.
Interest income
We expect interest income to decline in 2011 as compared to 2010, due to lower levels of investable cash.
Income tax expense (benefit)
We are subject to taxation in the United States and in numerous foreign jurisdictions. Significant judgments and estimates are required when evaluating our tax positions and determining our worldwide provision for income taxes. As a result, our effective tax rate may fluctuate based on a number of factors, including variations in projected taxable income, tax positions taken on tax returns filed in the numerous geographic locations in which we operate, changes in the valuation of our deferred tax assets, introduction of new accounting standards and changes in tax liabilities to address potential tax exposures related to business and income tax positions we have taken that could be challenged by taxing authorities.
When deemed necessary, we establish valuation allowances to reduce deferred tax assets to amounts more-likely-than-not to be realized. This requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets will be realized. Evidence considered during the first three months of 2011 included the existence of cumulative three-year losses, changes in backlog, current year loss and the negative impact of economic conditions, which resulted in our continuing to record a valuation allowance to offset net deferred tax assets in domestic and certain foreign taxing jurisdictions.

Noncontrolling interests
Our condensed consolidated financial statements include the accounts of CPAC. Although our ownership in CPAC is less than 50%, we are the primary beneficiary of CPAC and have consolidated CPAC, due to our overall control of CPAC’s activities and our ownership interest in CPAC. Therefore, CPAC’s outside stockholders’ interests are shown in our consolidated financial statements as “Noncontrolling interests.” If CPAC obtains additional third-party funding, we expect our ownership percentage to decline.
Results of Operations
The following table sets forth certain elements from our condensed consolidated statements of operations as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Revenue:
Product	67.2%	69.5%
Service and other	32.8	30.5

Total revenue	100.0	100.0

Cost of revenue:
Product	30.2	30.4
Service and other	42.6	39.6

Total cost of revenue	72.8	70.0

Gross profit	27.2	30.0

Operating expenses:
Research and development	15.8	17.9
Selling, general and administrative	31.8	26.2

Total operating expenses	47.6	44.1

Loss from operations	(20.4)	(14.1)
Other income	4.1	0.2

Loss before income tax	(16.3)	(13.9)
Income tax expense (benefit)	1.6	(0.1)

Net loss	(17.9)%	(13.8)%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Revenue
Revenue by major type for the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	Three Months Ended March 31,
	2011		2010
Product revenue	$31,677	67.2%	$29,229	69.5%
Service and other revenue	15,496	32.8	12,851	30.5

	$47,173	100.0%	$42,080	100.0%

Revenue by geographic region for the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	Three Months Ended March 31,
	2011		2010
Americas (1)	$26,908	57.0%	$13,333	31.7%
Europe and Middle East	13,924	29.5	19,563	46.5
Asia-Pacific	6,341	13.5	9,184	21.8

	$47,173	100.0%	$42,080	100.0%

(1)	Americas region contains revenue from the United States of $23.7 million and $12.7 million for the three months ended March 31, 2011 and 2010, respectively.

Product revenue increased $2.4 million, or 8%, between periods. This increase was attributable to more Systems being installed and accepted as well as additional rental revenue related to TomoMobile during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Partially offsetting this increase, average System selling prices during the three months ended March 31, 2011 were 9% lower than average System selling prices during the three months ended March 31, 2010. Additionally, we sold $1.0 million fewer optional equipment and software enhancements during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.
Service and other revenue increased $2.6 million, or 21%, between periods. This increase was primarily attributable to an increase in service contract revenue, as we had 17% more Systems that were covered under service contracts at March 31, 2011 as compared to March 31, 2010. The increase also reflected an increase in revenue related to the construction of a bunker for one of our customers.
Cost of revenue
Cost of revenue increased to $34.4 million for the three months ended March 31, 2011 from $29.5 million for the three months ended March 31, 2010, an increase of $4.9 million, or 17%. The increase in cost of revenue was primarily due to higher product costs related to more Systems being installed and accepted and higher service and other costs to support the increase in our installed base. In addition, we recognized costs related to the construction of a bunker for one of our customers. Our gross profit was 27.2% for the three months ended March 31, 2011 compared to 30.0% for the three months ended March 31, 2010. The decrease in our gross profit percentage for the three months ended March 31, 2011 was the result of a 1.2% reduction in product margin as a result of a decrease in average selling price partially offset by increased System volume, and a shift in the mix of revenue to service, which generates lower margins than product sales.
Product costs increased by $1.5 million, or 11%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This increase was primarily due to higher System sales volume as well as higher freight and field action costs. Partially offsetting this increase was a reduction in average warranty costs per System.
Total service and other costs increased by $3.4 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase was due to a $1.1 million increase in employee costs, a $0.3 million increase in logistic costs and a $0.2 million increase in travel to support the installed base. In addition, we recognized costs related to the construction of a bunker for one of our customers.
Research and development expenses
Research and development expenses by category for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
System R&D	$6,346	$6,643	$(297)	(4.5)%
Proton Project / CPAC R&D	1,095	897	198	22.1

	$7,441	$7,540	$(99)	(1.3)%

Total research and development expenses decreased $0.1 million, or 1%, between periods. System research and development activities decreased by $0.3 million, primarily due to a $0.3 million decrease in test system amortization and a $0.1 million decrease in employee costs partially offset by a $0.2 million increase in consulting expense for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The proton therapy research project spending increased $0.2 million, primarily due to an increase in employee costs for the three months ended March 31, 2011 when compared to the three months ended March 31, 2010.
Selling, general and administrative expenses
Selling, general and administrative expenses increased to $15.0 million for the three months ended March 31, 2011 from $11.0 million for the three months ended March 31, 2010, an increase of $4.0 million, or 36%. The increase was primarily due to $2.1 million of costs related to the proposed Merger with Accuray. In addition, there was a $0.6 million increase in employee costs, a $0.4 million increase in bad debt expense, a $0.3 million increase in trade show expenses, and a $0.2 million increase in consulting for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Other income (expense)
We had other income of $1.9 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively. The $1.9 million increase was primarily due to a $1.7 million favorable impact of foreign currency exchange rates as well as a $0.5 million gain realized from the sale of our short term investment portfolio. These increases were partially offset by a $0.3 million decrease in interest income, as our investment balances and interest rates were lower during the three months ended March 31, 2011 than during the three months ended March 31, 2010.
Income tax expense (benefit)
For the three months ended March 31, 2011, we recorded income tax expense of $0.8 million, resulting in an effective income tax rate of (9.7)%. The effective tax rate differed significantly from the statutory rate primarily due to maintaining a valuation allowance for deferred tax assets that are not more-likely-than-not to be realized and recording disproportionate tax expense of $0.7 million that, as of the end of the prior year, related to the available for sale component of accumulated other comprehensive income. The disproportionate tax expense was not recognized in income prior to the current period as a result of our policy of clearing disproportionate tax effects from accumulated other comprehensive income when the related component ceases to exist. Due to a complete liquidation of its short-term investment portfolio in the current period, the related disproportionate tax effect was recognized in income. For the three months ended March 31, 2010, we recorded an income tax benefit of $0.04 million, resulting in an effective income tax rate of 0.7%.
Liquidity and Capital Resources
To date, we have funded our working capital and capital expenditure requirements using cash generated from sales of equity securities and, to a lesser extent, borrowings. From our inception through March 31, 2011, we obtained financing of $260.8 million primarily through public and private placements of equity securities and the exercise of stock options.
Financial Condition
Our cash and cash equivalents and short-term investments were $137.4 million at March 31, 2011 compared to $152.1 million at December 31, 2010, a decrease of $14.7 million, or 9.7%.
Our working capital, which is calculated by subtracting our current liabilities from our current assets, was $127.5 million at March 31, 2011 compared to $135.1 million at December 31, 2010, a decrease of $7.7 million, or 5.7%. Our shareholders’ equity was $157.5 million at March 31, 2011 compared to $162.6 million at December 31, 2010, a decrease of $5.1 million, or 3.1%. The decreases in our working capital and shareholders’ equity were primarily related to our operating loss during the three months ended March 31, 2011.
In 2009, we instituted a working capital management program that focused on improving cash flow related to current assets and liabilities. This program is a significant driver behind our ability to minimize cash used in operations. While this program has been successful, our ability to continue to generate cash from working capital in future periods is uncertain.
Net cash used in operating activities was $14.2 million for the three months ended March 31, 2011. This included a net loss of $8.5 million, which was partially offset by the following noncash items: $2.3 million of depreciation and amortization and $1.6 million of share-based compensation. The net use of cash was further increased by changes in operating assets and liabilities, which resulted in a use of cash of $9.8 million for the three months ended March 31, 2011, largely driven by increased inventory to meet demand for expected manufacturing activity levels, offset by increased accounts payable. Accrued expenses were lower, primarily due to the payment of the 2010 annual bonus to employees. Additionally, customer deposits decreased during the three months ended March 31, 2011 due to the timing of advance System payments received from customers.
Net cash provided by investing activities was $27.6 million for the three months ended March 31, 2011. Net cash proceeds from the sales, maturities and purchases of short-term investments were $28.3 million. Cash expended for additions of property and equipment was $0.6 million and for other investing activities was $0.2 million.
Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2011. Cash provided by financing activities primarily consisted of $0.4 million in proceeds from the issuance of our common stock through our Employee Stock Purchase Plan and the exercise of stock options and $0.2 million in proceeds from the issuance of CPAC notes payable, partially offset by $0.3 million in payments on notes payable.

Loans and Available Borrowings
There have been no significant changes to the loans and available borrowings we reported in our Annual Report on Form 10-K for the year ended December 31, 2010.
Contractual Obligations and Commitments
There have been no significant changes to the contractual obligations and commitments we reported in our Annual Report on Form 10-K for the year ended December 31, 2010.
Pending Litigation and Reserve for Contingency
See Note F to the condensed consolidated financial statements.
Operating Capital and Capital Expenditure Requirements
Our future capital requirements depend on numerous factors. These factors include, but are not limited to, the following:
•	revenue generated from sales of Systems and service contracts;

•	the performance of Systems operating in the field and corresponding service costs;

•	the level of investment required by our service and support organization;

•	the level of investment required for research and development activities;

•	costs associated with our manufacturing, sales and marketing and general and administrative activities; and

•	effects of competing technological and market developments.
The global economy remains volatile and could have potentially negative effects on our near-term liquidity and capital resources, including slower collection of receivables, delays in the delivery of existing orders and postponements of incoming orders. However, we believe that our cash and cash equivalents as of March 31, 2011 will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. As of March 31, 2011, we had $137.4 million of cash and cash equivalents. We do not expect to draw on our $30 million line of credit, and we believe our financial position will remain strong through the remainder of 2011. Moreover, we continue to manage our cash resources and are carefully monitoring our ongoing expenditures.
Off-Balance Sheet Arrangements
We have no off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk is currently confined to changes in foreign currency exchange and interest rates. Our exposure to market risk was discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes since December 31, 2010.

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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various claims and legal proceedings arising in the ordinary course of our business. The description of the developments with respect to the pending securities litigation, the two pending derivative suits (and similar demand letters), the Hi-Art claim and the litigation related to the proposed merger with Accuray is incorporated herein by reference to Note F to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We believe that the ultimate resolution of the various claims and legal proceedings to which we are subject will not have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors
In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K, which could materially affect our business, financial condition or results of operations. Important factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by statements in this Quarterly Report on Form 10-Q include, but are not limited to, the risk factors discussed below and in “Part I, Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K. If any of the events discussed in such risk factors occurs, our business, financial condition and results of operations could be materially adversely affected, and the market value of our common stock could decline.
Risks Related to the Merger
We have entered into an Agreement and Plan of Merger, dated as of March 6, 2011 (the Merger Agreement), with Accuray Incorporated, a Delaware corporation (Accuray), and Jaguar Acquisition, Inc., a Wisconsin corporation and a wholly-owned subsidiary of Accuray (Merger Sub), which contemplates the merger of Merger Sub with and into TomoTherapy, with TomoTherapy surviving the merger as a wholly owned subsidiary of Accuray (the Merger). In relation to the Merger, we are subject to certain risks, including, without limitation, those set forth below.
The announcement and pending nature of our agreement to be acquired by Accuray could have a material adverse effect on our business, financial condition and results of operations.
The announcement and pending nature of the Merger Agreement could cause disruptions in our business, including by adversely affecting our relationships with customers, suppliers and employees and diverting the attention of our management. For example, our employees may experience uncertainty about their future role with us or Accuray, and this may adversely affect our ability to attract and retain key personnel. In addition, potential customers may hesitate to buy our treatment systems, and our distributors may hesitate to sell our treatment systems, due to uncertainty as to whether or not the Merger will be completed and how we will be operated by Accuray following the Merger. Any such disruptions could have a material adverse effect on our business, financial condition and results of operations. Further, the Merger Agreement includes certain restrictions on our freedom to operate our business prior to the completion of the Merger, which could have a material adverse effect on our ability to take certain actions and pursue certain opportunities that we might otherwise view as advisable.
The Merger will not be completed if all of the conditions to the Merger are not satisfied or waived.
Completion of the Merger is subject to the satisfaction or waiver of various conditions, including the approval of our shareholders and the receipt of certain third-party consents and regulatory approvals, as well as the absence of any event, change or other circumstance constituting a TomoTherapy or Accuray “Material Adverse Effect” for purposes of the Merger Agreement. There can be no assurance that all of the conditions will be satisfied or waived within the anticipated timeframe, or at all, and there can be no assurance as to whether, or when, the Merger will be completed. If all of the conditions to the Merger are not satisfied or waived on or before September 30, 2011 (or, in certain circumstances, on or before October 31, 2011), either TomoTherapy or Accuray may terminate the Merger Agreement.
The failure to complete the Merger could have a material adverse effect on our business, financial condition and results of operations.
There is no assurance that the Merger will occur. If the Merger or a similar transaction is not completed, the share price of our common stock may drop, to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, we have incurred certain costs relating to the Merger that are payable whether or not the transaction is completed, including legal, accounting and printing costs, and if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we may be required to pay a termination fee of $8.0 million or pay up to $1.5 million of the costs and expenses incurred by Accuray in connection with the Merger Agreement or the transactions contemplated thereby.

Further, non-completion of the transaction may result in negative publicity and a negative impression of TomoTherapy in the investment community. If the Merger Agreement is terminated and our Board of Directors determines to seek another merger or business combination, it may not be able to find a party willing to pay an equivalent or more attractive price than that which would have been paid in the Merger. Finally, any disruptions to our business resulting from the announcement and pending nature of the Merger, including any adverse changes in our relationships with customers, suppliers and employees, could continue or accelerate in the event of a failed transaction. There can be no assurance that, if the Merger is not completed, these relationships, our business, financial condition and results of operations will not be adversely affected in a material way, as compared to the condition prior to the announcement of the Merger.
The outcome of legal proceedings that have been instituted or may be instituted in the future against us in connection with the Merger could have a material adverse effect on our business, financial condition and results of operations.
Since the announcement of the Merger, several lawsuits have been filed in which we and certain of our directors and officers have been named as defendants. These lawsuits allege that our directors breached their fiduciary duties in connection with the transaction by, among other things, agreeing to sell TomoTherapy for inadequate consideration and on otherwise inappropriate terms. The lawsuits further allege that we failed to disclose all material information concerning the transaction and that we aided and abetted the alleged breaches of fiduciary duty by our directors. The lawsuits seek, among other things, injunctive relief, including the enjoining of the transaction, damages and recovery of the costs of the action, including reasonable attorneys’ fees.

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
Through March 31, 2011, we had used $124.9 million of the net proceeds from our initial public offering, as described in the following table (in millions):

Working capital	$89.3
Purchases of property and equipment	22.3
Purchases of test systems	5.7
Purchases of intangible assets	4.9
Acquisition of Chengdu Twin Peak Accelerator Technology Inc.	2.0
Repayment of debt	0.7

Total net proceeds used	$124.9

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6.	Exhibits

Exhibit Number		Description
2.1
Agreement and Plan of Merger, dated as of March 6, 2011, among Accuray Incorporated, Jaguar Acquisition, Inc. and the Company — Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2011, File No. 001-33452.

3.1
Amended and Restated Articles of Incorporation of the Company — Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008 (File No. 001-33452).

3.2	*
Amended and Restated Bylaws of the Company — Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008 (File No. 001-33452).

10.1	+
Second Amendment to Employment Agreement, dated as of March 6, 2011, by and between the Company and Brenda S. Furlow — Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2011, File No. 001-33452.

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Executive compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, TomoTherapy Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOMOTHERAPY INCORPORATED
Date: May 10, 2011	By:	/s/ Frederick A. Robertson
Frederick A. Robertson
Chief Executive Officer and President (Duly authorized officer and principal executive officer)

Date: May 10, 2011	By:	/s/ Thomas E. Powell
Thomas E. Powell
Chief Financial Officer and Treasurer (Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number		Description
2.1
Agreement and Plan of Merger, dated as of March 6, 2011, among Accuray Incorporated, Jaguar Acquisition, Inc. and the Company — Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2011, File No. 001-33452.

3.1
Amended and Restated Articles of Incorporation of the Company — Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008 (File No. 001-33452).

3.2	*
Amended and Restated Bylaws of the Company — Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008 (File No. 001-33452).

10.1	+
Second Amendment to Employment Agreement, dated as of March 6, 2011, by and between the Company and Brenda S. Furlow — Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2011, File No. 001-33452.

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Executive compensation plan or arrangement.